Form 10-K
period 2020-12-31
OLD POINT FINANCIAL CORP
filed 2021-03-30
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the Company’s most recently completed second fiscal quarter) was $59,071,073 based on the closing sales price on the NASDAQ Capital Market of $15.25.

There were 5,225,295 shares of common stock outstanding as of March 12, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 25, 2021, are incorporated by reference in Part III of this report.

OLD POINT FINANCIAL CORPORATION

FORM 10-K

Index
GLOSSARY OF DEFINED TERMS

2019 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2019
ALLL	Allowance for Loan and Lease Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
The CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CET1	Common Equity Tier 1
Citizens	Citizens National Bank
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLRF	Community Bank Leverage Ratio Framework
EPS	earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
SEC	Securities and Exchange Commission
SBA	Small Business Administration
TDR	Troubled Debt Restructuring
Trust	Old Point Trust & Financial Services N.A.

Index
Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to: statements regarding expected future operations and financial performance; potential effects of the COVID-19 pandemic, including on asset quality, the allowance for loan losses, provision for loan losses, interest rates, and results of operations, the anticipated benefits of the early repayment of certain borrowings, certain items that management does not expect to have an ongoing impact on consolidated net income, including certain tax benefits provided by the Coronavirus Aid, Recovery, and Economic Security Act (the CARES Act), future dividend payments, net interest margin compression and items affecting net interest margin, including future repricing of time deposits at maturity, strategic business initiatives and the anticipated effects thereof, lending under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA), margin compression, technology initiatives, asset quality, adequacy of allowances for loan losses and the level of future chargeoffs, liquidity and capital levels, , the Company’s assessment of and ability to manage and remediate the impact of cyber incidents, including those involving theft and fraudulent activity directed at the Bank and its customers and employees, perpetrated by third-party cybercriminals,  the effect of future market and industry trends and the effects of future interest rate levels and fluctuations. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in:

•	interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds and increases or volatility in mortgage interest rates
•	general business conditions, as well as conditions within the financial markets
•	general economic conditions, including unemployment levels and slowdowns in economic growth, and particularly related to further and sustained economic impacts of the COVID-19 pandemic
•
the effectiveness of the Company’s efforts to respond to COVID-19, the severity and duration of the pandemic, the impact of loosening of governmental restrictions, the uncertainty regarding new variants, the pace and efficacy of vaccinations and treatment developments, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein

•
potential claims, damages and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to COVID-19, including, among other things, the PPP under the CARES Act, as subsequently amended

•	the Company’s branch realignment initiatives
•	the Company’s technology, efficiency, and other strategic initiatives
•
the legislative/regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB

•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System (the Federal Reserve Board), and the effect of these policies on interest rates and business in our markets

•	future levels of government defense spending particularly in the Company’s service area
•	the impact of potential changes in the political landscape and related policy changes, including monetary, regulatory and trade policies
•	the US. Government’s guarantee of repayment of student or small business loans purchased by the Company
•	the value of securities held in the Company’s investment portfolios
•	demand for loan products and the impact of changes in demand on loan growth
•	the quality or composition of the loan portfolios and the value of the collateral securing those loans
•	changes in the volume and mix of interest-earning assets and interest-bearing liabilities
•	the effects of management’s investment strategy and strategy to manage the net interest margin
•	the level of net charge-offs on loans and the adequacy of our allowance for loan and lease losses
•	performance of the Company’s dealer lending program
•	deposit flows
•	the strength of the Company’s counterparties
•	competition from both banks and non-banks
•	demand for financial services in the Company’s market area
•	implementation of new technologies
•	the Company’s ability to develop and maintain secure and reliable electronic systems
•	any interruption or breach of security in the Company’s information systems or those of the Company’s third-party vendors or other service providers
•	reliance on third parties for key services
•	cyber threats, attacks or events
•	the use of inaccurate assumptions in management’s modeling systems

Index
•	technological risks and developments
•	the commercial and residential real estate markets
•	the demand in the secondary residential mortgage loan markets
•	expansion of the Company’s product offerings
•	accounting principles, policies and guidelines and elections made by the Company thereunder

These risks and uncertainties, and the risks discussed in more detail in Item 1A. “Risk Factors,” should be considered in evaluating the forward-looking statements contained herein. Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “intend,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available.  Readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which it is made, except as otherwise required by law. In addition, past results of operations are not necessarily indicative of future results.

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

The Bank is a national banking association that was founded in 1922. As of the end of 2020, the Bank had 18 branch offices serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and commercial customers.

The Company’s primary activity is as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries, which continue to conduct business in substantially the same manner as before the reorganization and spin-off.

As of December 31, 2020, the Company had assets of $1.2 billion, gross loans of $836.3 million, deposits of $1.1 billion, and stockholders’ equity of $117.1 million. At year-end, the Company and its subsidiaries had a total of 307 employees, 17 of whom were part-time.

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

Index
The banking business in Virginia, and in the Company’s primary service areas in the Hampton Roads MSA, is highly competitive and dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have over the Company is their ability to finance wide-ranging advertising campaigns, and by virtue of their greater total capitalization, to have substantially higher lending limits than the Company. Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution affect competition for deposits and loans. The Company competes by emphasizing customer service and technology, establishing long-term customer relationships and building customer loyalty, and providing products and services to address the specific needs of the Company’s customers. The Company targets individual and small-to-medium size business customers. Competition among providers of financial products and services continues to increase as technology advances have lowered the barriers to entry for financial technology companies, with customers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because nonbank financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.  The Company also faces competitive pressure from large credit unions in the area. The three largest credit unions headquartered in the Hampton Roads MSA are Langley Federal Credit Union, Chartway Federal Credit Union, and BayPort Credit Union.

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

COVID-19
In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, which spread globally, including to the United States. The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and impaired their ability to fulfill their financial obligations to the Company. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed. In response to the COVID-19 pandemic, the Virginia Governor took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. The Bank was deemed an essential business and our branches remained open for drive-thru services and appointments.  Branch lobbies generally reopened in October 2020 for service on a one-by-one customer basis. . Beginning March 1, 2021, the Virginia Governor began easing some of the COVID-19 restrictions due to a decline in case numbers.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and has had an adverse effect on the Company’s business, financial condition and results of operations due to net interest margin compression. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently not yet estimable and the Company believes that it will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

On March 27, 2020, the CARES Act was enacted, which included provisions that, among other things, (i) established the PPP to provide loans guaranteed by the SBA to businesses affected by the pandemic, (ii) established the PPPLF to provide funding to eligible financial institutions through the Federal Reserve Board system to facilitate lending under the PPP, (iii) provided certain forms of economic stimulus, including direct payments to certain U.S. households, enhanced unemployment benefits, certain income tax benefits intended to assist businesses in surviving the economic crisis, and delayed the required implementation of certain new accounting standards for some entities, and (iv) provided limited regulatory relief to banking institutions. The federal banking agencies have eased certain bank capital requirements and reporting requirements in response to the pandemic, and have encouraged banking institutions to work prudently with borrowers affected by the pandemic by offering loan modifications that can improve borrowers’ capacity to service debt, increase the potential for financially stressed residential borrowers to keep their homes, and facilitate financial institutions’ ability to collect on their loans. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, expanded on some of the benefits made available under the CARES Act, including the PPP program, and provided further economic stimulus. . On March 11, 2021, President Biden signed into law the American Rescue Plan which provided a further $1.9 trillion of pandemic relief.

Index
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

As a non-depository national banking association, Trust is subject to regulation, supervision and regular examination by the Comptroller. Trust’s exercise of fiduciary powers must comply with regulations promulgated by the Comptroller at 12 C.F.R. Part 9 and with Virginia law.

The regulations of the FRB, the Comptroller and the FDIC govern most aspects of the Company’s business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, and numerous other matters.  Further, the federal bank regulatory agencies have adopted guidelines and released interpretive materials that establish operational and managerial standards to promote the safe and sound operation of banks and bank holding companies.  These standards relate to the institution’s key operating functions, including but not limited to internal controls, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation of management, information systems, data security and cybersecurity, and risk management.  As a consequence of the extensive regulation of commercial banking activities in the United States, the Company’s business is particularly susceptible to changes in state and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

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

The federal banking agencies have broad powers to take prompt corrective action to resolve problems of insured depository institutions.  Under the FDICIA, there are five capital categories applicable to bank holding companies and insured institutions, each with specific regulatory consequences. The extent of the agencies’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  These terms are defined under uniform regulations issued by each of the federal banking agencies.  If the appropriate federal banking agency determines that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to a lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

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

Basel III Capital Framework. The federal bank regulatory agencies have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the Basel III Capital Rules).  For purposes of these capital rules, (i) common equity Tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stock and trust preferred securities; and (iii) Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution’s allowance for loan losses.  Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules.  The Basel III Capital Rules also establish risk weightings that are applied to many classes of assets held by community banks, including, importantly, applying higher risk weightings to certain commercial real estate loans.

Index
The Basel III Capital Rules and minimum capital ratios required to be maintained by banks were effective on January 1, 2015. The Basel III Capital Rules also include a requirement that banks maintain additional capital, or a capital conservation buffer (as described below) which was phased in beginning January 1, 2016 and became fully phased in as of January 1, 2019.  As fully phased in, the Basel III Capital Rules require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average total assets, subject to certain adjustments and limitations.

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

Community Bank Leverage Ratio. As a result of the EGRRCPA, the federal banking agencies were required to develop a Community Bank Leverage Ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) for banking organizations with assets of less than $10 billion, such as the Bank. On October 29, 2019, the federal banking agencies issued a final rule that implements the CBLRF. To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9%. A bank that elects the CBLRF and has a leverage ratio greater than 9% will be considered to be in compliance with the Basel III capital requirements and exempt from the complex Basel III risk-based capital calculations, and will also be deemed “well capitalized” under the prompt corrective action regulations. A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8% (a bank will be deemed well-capitalized during the grace period). The CBLRF was available for banking organizations to begin using as of March 31, 2020 (with the flexibility for banking organizations to subsequently opt into or out of the CBLRF, as applicable). The Bank did not opt into the CBLRF.

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

Deposit Insurance Assessments.  The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets less average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2% for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2% and 2.5%. An institution’s assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets). At December 31, 2020, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

Index
The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. As of December 31, 2020, the designated reserve ratio was 2.00 percent and the minimum designated reserve ratio was 1.35%.

On June 30, 2019, the DIF reserve ratio reached 1.40%. Banks with assets of less than $10 billion were awarded assessment credits for their portion of their assessments that contributed to the growth in the reserve ratio.  The FDIC applied these credits to assessment invoices beginning in the second quarter assessment period of 2019. The Company’s total assessment credit was $250 thousand.

In June 2020, the FDIC adopted a final rule that generally removes the effect of PPP lending when calculating a bank’s deposit insurance assessment by providing an offset to the bank’s total assessment amount for the increase in the assessment base attributable to the bank’s participation in the PPP. This final rule began applying to FDIC deposit insurance assessments during the second quarter of 2020.

Incentive Compensation. The FRB, the Comptroller and the FDIC have issued regulatory guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” The findings will be included in reports of examination, and deficiencies will be incorporated into the organization’s supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Community Reinvestment Act. The Company is subject to the requirements of the CRA, which imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are currently assessed based on specified factors.  These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. At its last evaluation in 2020, the Bank received an “Outstanding” CRA rating.

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

The Company is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. Regulations adopted under the Bank Secrecy Act impose on financial institutions customer due diligence requirements, and the federal banking regulators expect that customer due diligence programs will be integrated within a financial institution’s broader Bank Secrecy Act and anti-money laundering compliance program. The Office of Foreign Assets Control (OFAC), which is a division of the U.S. Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, file a suspicious activity report with the Treasury and notify the FBI.

Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, and compliance with all of the laws, programs, and privacy and reporting obligations may require significant resources of the Company and the Bank, these laws and programs do not materially affect the Bank’s products, services or other business activities.

Corporate Transparency Act. In December 2020, the U.S. Congress enacted the National Defense Authorization Act (the NDAA) for fiscal year 2021. Among its many provisions, the NDAA includes the Anti-Money Laundering Act of 2020 (the AMLA) and the related Corporate Transparency Act of 2019 (the CTA). The CTA is a significant update to federal Bank Secrecy Act/Anti-money Laundering (BSA/AML) regulations. The CTA aims to eliminate the use of shell companies that facilitate the laundering of criminal proceeds and, for that purpose, directs the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) to issue regulations implementing reporting requirements for “reporting companies” (as defined in the CTA) to disclose beneficial ownership interests of certain U.S. and foreign entities by January 1, 2022. The CTA imposes additional reporting requirements on entities not previously subject to such beneficial ownership disclosure regulations and also contains exemptions for several different types of entities, including among others: (i) certain banks, bank holding companies, and credit unions; (ii) money transmitting businesses registered with FinCEN; and (iii) certain insurance companies. Reporting companies subject to the CTA will be required to provide specific information with respect to beneficial owner(s) (as defined in the CTA) as well as satisfy initial filing obligations (for newly-formed reporting companies) and submit on-going periodic reports. Non-compliance with FinCEN regulations promulgated under the CTA may result in civil fines as well as criminal penalties. At this time, FinCEN has yet to issue any proposed rules to implement the CTA. Accordingly, the Company is unable to determine what impact (if any) the CTA and related regulations will have on the Company and its subsidiaries, including the Bank. The Company will continue to monitor regulatory developments related to the CTA.

The CTA’s disclosure requirements are similar to the current FinCEN-promulgated Customer Due Diligence (CDD) Rule and related regulations applicable to the entity customers of banks. At this time, the Bank cannot predict how implementation of the new CTA requirements will affect the provisions of the CDD Rule or the Bank’s compliance with the CDD Rule and related BSA/AML regulations. No guidance or proposals with respect to either the CTA or revised CDD Rule requirements have yet been proposed by FinCEN or the other federal banking regulators. FinCEN is expected to initiate new CTA-related rulemakings and propose revisions to its CDD rules in the near-term. The Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

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

Index
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

The CFPB is the federal regulatory agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services and has rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth in Lending Act and the Real Estate Settlement Procedures Act).  As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the FRB and to the Bank and Trust by the Comptroller. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies and banks, could influence how the FRB and Comptroller apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB’s consumer protection activities on the Company cannot be forecast. As of January 1, 2020, the Company and the Bank are not subject to the direct supervision of the CFPB.

Mortgage Banking Regulation.  In connection with making mortgage loans, the Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases, restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Bank’s mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth in Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts, among other additional state and federal laws, regulations and rules.

The Bank’s mortgage origination activities are also subject to Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, mortgage  lender  can  originate  “qualified mortgages”, which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3% of the total loan amount. Under the EGRRCPA, most residential mortgages loans originated and held in portfolio by a bank with less than $10 billion in assets will be designated as “qualified mortgages.” Higher-priced qualified mortgages (e.g., subprime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules. The Bank originates first mortgage loans that comply with Regulation Z’s “qualified mortgage” rules. The Bank also originates second mortgages, or equity loans, and these loans do not conform to the qualified mortgage criteria but comply with applicable ability-to-repay rules. On November 15, 2019, the CFPB issued an interpretive rule providing that loan originators with temporary authority may act as a loan originator for a temporary period of time, as specified in the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, in a state while that state considers their application for a loan originator license, if they meet certain screening and training requirements. The rule was effective November 24, 2019.

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

Index
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

COVID-19 Related Regulatory Relief. In response to the COVID-19 pandemic, federal banking agencies issued a joint statement on March 22, 2020 encouraging banking institutions to work with borrowers affected by the COVID-19 pandemic, including offering short-term loan modifications to borrowers unable to meet their contractual payment obligations. Under this interagency guidance, certain loans that have been modified are exempt from being reported as past due or as troubled debt restructurings (TDRs). Further, the CARES Act provided additional exemptions from TDR reporting for certain loans that have been modified for reasons related to the COVID-19 pandemic. Regulatory agencies also issued an interim final rule on April 7, 2020 which provides relief in bank regulatory capital requirements that allow loans originated under the PPP to be excluded from risk-weighted assets, and to be excluded from total assets for purposes of bank leverage ratio requirements if they are pledged as collateral to the PPPLF.

Congress also enacted the Consolidated Appropriations Act, 2021, on December 27, 2020, which included (i) the Economic Aid to Hard-Hit Small Businesses, Non-profits, and Venues Act, (ii) the COVID-Related Tax Relief Act of 2020, and (iii) the Taxpayer Certainty and Disability Relief Act of 2020. These laws include significant clarifications and modifications to PPP, which had terminated on August 8, 2020. In particular, Congress revived the PPP and allocated an additional $284.45 billion in PPP funds for 2021. As a result, the SBA has modified prior guidance and promulgated new regulations and guidance to conform with and implement the new provisions during the first quarter of 2021. As a participating PPP lender, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

Effect of Governmental Monetary Policies. As with other financial institutions, the earnings of the Company and the Bank are affected by general economic conditions as well as by the monetary policies of the Federal Reserve Board. Such policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve Board exerts a substantial influence on interest rates and credit conditions, primarily through establishing target rates for federal funds, open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting cash reserve requirements against deposits. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and rates received on loans and investment securities and paid on deposits. Fluctuations in the Federal Reserve Board’s monetary policies have had a significant impact on the operating results of the Company and the Bank and are expected to continue to do so in the future.

In response to the COVID-19 pandemic, the Federal Reserve Board’s Federal Open Market Committee (the FOMC) set the federal funds target rate – i.e., the interest rate at which depository institutions such as the Bank lend reserve balances to other depository institutions overnight on an uncollateralized basis – to an historic low. On March 16, 2020, the FOMC set the federal funds target rate at zero to 0.25 percent. Consistent with Federal Reserve Board policy, the Federal Reserve Board has committed to the use of overnight reverse repurchase agreements as a supplementary policy tool, as necessary, to help control the federal funds rate and keep it in the target range set by the FOMC.

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

Index
Item 1A.	Risk Factors

In addition to the other information contained in this report, including the information contained in “Cautionary Statement Regarding Forward-Looking Statements,” investors in the Company’s securities should carefully consider the factors discussed below. An investment in the Company’s securities involves risks. The factors below, among others, could materially and adversely affect the Company’s business, financial condition, results of operations, liquidity or capital position, or cause the Company’s results to differ materially from its historical results or the results expressed or implied in the forward-looking statements contained in this report.

Risk Factors Related to the COVID-19 Pandemic
The Company’s results of operations and financial condition have been, and will likely continue to be, adversely affected by the COVID-19 pandemic and, depending on future developments, may be materially adversely impacted by the COVID-19 pandemic.
The outbreak of the novel coronavirus and the resulting COVID-19 pandemic, the widespread government response and the impact on consumers and businesses have caused significant disruption in the United States and international economies and financial markets and have had and will likely continue to have a significant impact on consumers and businesses in our market area and the operations and financial performance of the Company. Governments, businesses and the public have taken unprecedented actions to try and contain the spread of COVID-19 and to mitigate its effects including quarantines, shelter-in-place orders, state of emergency declarations, travel bans, closures of businesses and schools, fiscal stimulus and legislative initiatives to deliver monetary aid and other relief. Many of these actions have adversely impacted the economy and forced temporary closures of nonessential business, and as a result, the businesses of many of our customers have been adversely impacted, which could materially affect our business, financial condition and results of operations. Many state and local governments began implementing phased regulations and guidelines for reopening communities and economies, often with reduced capacity and social distancing restrictions. However, recently, many state and local governments have implemented additional restrictions in light of the significant COVID-19 resurgence.

Although the scope, duration and full effects of the pandemic are evolving and cannot be fully known at this time, consequences of the pandemic and efforts to contain the spread of COVID-19 and mitigate the pandemic’s effects have included and may include further market volatility, lower interest rates, disrupted trade and supply chains, increased unemployment and reduced economic activity. The period of recovery from the negative economic effects of the pandemic cannot be predicted and may be protracted. If these effects continue for a prolonged period of time, the Company may experience significant delinquencies and credit losses due to the inability of borrowers to make timely payments on loans, net interest margin compression, lower demand for our products and services, decreased capital, which may affect the Company’s ability to originate new loans, disruption of operational processes arising from practices of social distancing and telecommuting and potential impairment of assets, including securities available for sale and goodwill. Credit deterioration in the Company’s loan portfolio due to the pandemic may be masked or obscured by loan payment deferral programs or government stimulus or relief efforts, such as the PPP. The COVID-19 pandemic may also exacerbate many of the risk factors identified in this Annual Report on Form 10-K, including risk related to our credit quality, collateral, capital, liquidity, operations, interest rate risk, strategic risk and technology.

Although banks have generally been permitted to continue operating during the COVID-19 outbreak, the outbreak has caused the Company to change its business operations, including updating branch operations to comply with governmental recommendations and increasing work from home options for our employees. These changes may have adverse impacts on the Company’s business due to reduced effectiveness of operations, unavailability of personnel, increased cybersecurity risks related to use of remote technology, and increased costs related to these operational changes. Additionally, our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, including because of illness. The changes in business operations could also have a detrimental effect on the Company’s relationships with its customers and could reduce demand for the Company’s products and services.

Unfavorable economic conditions and elevated unemployment due to the pandemic may make it difficult for the Company to maintain deposit levels and loan origination volume. Such unfavorable conditions may cause the value of our investment portfolio and of the collateral securing the Company’s loans to decline. The Federal Reserve has lowered the federal funds rate to a range of zero to 0.25 percent in part as a result of the pandemic. A prolonged period of very low interest rates could reduce the Company’s net income and have a material adverse effect on the Company’s cash flows.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 pandemic, the uncertainty regarding new variants of COVID-19 that have emerged and the actions required to contain and mitigate it, the effectiveness of vaccines and vaccine distribution efforts, the effects of the pandemic on our customers and vendors, the remedial actions and stimulus measures adopted by local, state and federal governments, the timing and availability of government support for the economy and financial markets including indirect governmental support for various financial assets including mortgage loans, the short- and long-term health impacts of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume, if at all. If the severity of the COVID-19 pandemic worsens, additional actions may be taken by federal, state, and local governments to contain COVID-19 or treat its impact, including additional shelter-in-place orders. There can be no assurance that any efforts by the Company to address the adverse impacts of the COVID-19 pandemic will be effective. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future, or as a result of changes in the behavior of customers, businesses and their employees. Furthermore, the financial condition of our customers and vendors may be adversely impacted, which may result in an elevated level of loan losses, a decrease in demand for our products and services, or reduced availability of services provided by third parties on which we rely. Any of these events may, in turn, have a material adverse impact our business, results of operations and financial condition.

Index
Risk Factors Related to our Lending Activities and Economic Conditions
U.S. and international economic conditions and credit markets pose challenges for the Company and could adversely affect the results of operations, liquidity and financial condition. In recent years, economic growth and business activity in the Company’s local markets as well as in the broader national and international economies, has been modest. In addition, domestic and foreign policies and the level of U.S. debt may present challenges to businesses and have a destabilizing effect on financial markets. Unfavorable or uncertain economic conditions generally could cause a decline in the value of the Company’s securities portfolio, and could increase the regulatory scrutiny of financial institutions. Another deterioration of local economic conditions could again lead to declines in real estate values and home sales and increases in the financial stress on borrowers and unemployment rates, all of which could lead to increases in loan delinquencies, problem assets and foreclosures and reductions in loan collateral value. Such a deterioration of local economic conditions could cause the level of loan losses to exceed the level the Company has provided in its allowance for loan losses which, in turn, would reduce the Company’s earnings.

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

Weaknesses in the commercial real estate markets could negatively affect the Company’s financial performance due to the Company’s concentration in commercial real estate loans. At December 31, 2020, the Company had $383.4 million, or 45.8%, of total loans concentrated in commercial real estate, which includes, for purposes of this concentration, all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Commercial real estate loans expose the Company to a greater risk of loss than residential real estate and consumer loans. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans. Consequently, an adverse development with respect to one commercial real estate loan or credit relationship exposes the Company to a significantly greater risk of loss compared to an adverse development with respect to one residential real estate loan. Commercial real estate loans carry risks associated with the successful operation of a business if the properties are owner occupied. If the properties are non-owner occupied, the repayment of these loans may be dependent upon the profitability and cash flow from rent receipts. Repayment of commercial real estate loans may, to a greater extent than residential real estate loans, be subject to adverse conditions in the real estate market or economy. Weak economic or market conditions may impair a borrower’s business operations, slow the execution of new leases and lead to turnover in existing leases. The combination of these factors could result in deterioration in value of some of the Company’s loans. The deterioration of one or more of the Company’s significant commercial real estate loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from those loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial performance.

The Company’s profitability depends significantly on local economic conditions and changes in the federal government’s military or defense spending may negatively affect the local economy. The Company’s success depends primarily on the general economic conditions of the markets in which the Company operates. Unlike larger financial institutions that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Hampton Roads MSA. The local economic conditions in this area have a significant impact on the demand for loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond the Company’s control could impact these local economic conditions.

In addition, Hampton Roads is home to one of the largest military installations in the world and one of the largest concentrations of Department of Defense personnel in the United States. Some of the Company’s customers may be particularly sensitive to the level of federal government spending on the military or on defense-related products. Federal spending is affected by numerous factors, including macroeconomic conditions, presidential administration priorities, and the ability of the federal government to enact relevant appropriations bills and other legislation. Any of these factors could result in future cuts to military or defense spending or increased uncertainty about federal spending, which could have a severe negative impact on individuals and businesses in the Company’s primary service area. Any related increase in unemployment rates or reduction in business development activities in the Company’s primary service area could lead to reductions in loan demand, increases in loan delinquencies, problem assets and foreclosures and reductions in loan collateral value, which could have a material adverse effect on the Company’s operating results and financial condition.

Index
Loans that the Bank has made through federal programs are dependent on the federal government’s continuation and support of these programs and on the Bank’s compliance with program requirements. The Bank participates in various U.S. government agency loan guarantee programs, including programs operated by the SBA. If the Bank fails to follow any applicable regulations, guidelines or policies associated with a particular guarantee program, any loans the Bank originates as part of that program may lose the associated guarantee, exposing the Bank to credit risk it would not otherwise be exposed to or have underwritten, or result in the Bank’s inability to continue originating loans under such programs, either of which could have a material adverse effect on the Company’s business, financial condition or results of operations.

Federal and state governments have enacted laws and implemented programs intending to stimulate the economy in light of the business and market disruptions related to COVID-19, including the PPP. The Bank participated as a lender in both rounds of the PPP. The PPP loans are fully guaranteed as to payment of principal and interest by the SBA and the Bank believes that the majority of these loans will be forgiven. However, there can be no assurance that the borrowers will use or have used the funds appropriately or will have satisfied the staffing or payment requirements to qualify for forgiveness in whole or in part. Any portion of the loan that is not forgiven must be repaid by the borrower. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if the Bank has already been paid under the guaranty, seek recovery from the Bank of any loss related to the deficiency. Several large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Bank may be exposed to the risk of litigation, from both customers and non-customers that approached the Bank regarding PPP loans and the Bank’s PPP processes. If any such litigation is filed against the Bank and is not resolved in a manner favorable to the Bank, it may result in significant financial liability or adversely affect the Bank’s reputation. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on the Company’s business, financial condition and results of operations.

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

Declines in loans outstanding could have a material adverse impact on the Company’s operating results and financial condition. Growing and diversifying the loan portfolio is part of the Company’s strategic initiative.  If quality loan demand does not continue to increase and the Company’s loan portfolio begins to decline, the Company expects that excess liquidity will be invested in marketable securities. Because loans typically yield higher returns than the Company’s securities portfolio, a shift towards investments in the Company’s asset mix would likely result in an overall reduction in net interest income and the net interest margin. The principal source of earnings for the Company is net interest income, and as discussed above, the Company’s net interest margin is a major determinant of the Company’s profitability. The effects of a reduction in net interest income and the net interest margin may be exacerbated by the intense competition for quality loans in the Company’s primary service area and by rate reductions on loans currently held in the portfolio. As a result, a reduction in loans could have a material adverse effect on the Company’s operating results and financial condition.

The small-to-medium size businesses the Company targets may have fewer financial resources to weather a downturn in the economy, which could materially harm operating results. The Company targets individual and small-to-medium size business customers. Small-to-medium size businesses frequently have smaller market shares than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand and compete and may experience significant volatility in operating results. Any one or more of these factors may impair a borrower’s ability to repay a loan. In addition, the success of a small-to-medium size business often depends on the management talents and efforts of one person or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact businesses in the Company’s primary service area could have a proportionately greater impact on small-to-medium-size businesses and accordingly could cause the Company to incur substantial credit losses that could negatively affect its results of operations and financial condition.

Index
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

The allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolutions, changes in the size and composition of the loan portfolio and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, that may be beyond the Company’s control and these future losses may exceed current estimates. If management’s assumptions prove to be incorrect or if the Company experiences significant loan losses in future periods, the current level of the allowance for loan losses may not be adequate to cover actual loan losses and adjustments may be necessary. In addition, federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses and may require an increase in the allowance for loan losses or recognition of additional loan charge-offs, based on judgments different from those of management. While management believes that the Company’s allowance is adequate to cover current losses, the Company cannot assure investors that it will not need to increase the allowance or that regulators will not require the allowance to be increased. Either of these occurrences could materially and adversely affect earnings and profitability.

Additionally, the measure of the Company’s ALL is dependent on the adoption and interpretation of accounting standards. In June 2016, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”   Under this ASU, the current incurred loss credit impairment methodology will be replaced with the CECL model, a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Accordingly, the implementation of the CECL model will change the Company’s current method of providing ALL and may result in material changes in the Company’s accounting for credit losses on financial instruments. The CECL model may create more volatility in the Company’s level of ALL. If the Company is required to materially increase its level of ALL for any reason, such increase could adversely affect its business, financial condition, and results of operations. At the FASB’s October 16, 2019 meeting, the FASB Board affirmed its decision to amend the effective date of this ASU for many companies.   Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information regarding the Company’s implementation of CECL.

Risk Factors Related to our Industry
The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial performance. The Company’s profitability depends in substantial part on its net interest margin, which is the difference between the rates received on loans and investments and the rates paid for deposits and other sources of funds. The net interest margin depends on many factors that are partly or completely outside of the Company’s control, including competition; federal economic, monetary and fiscal policies; and economic conditions. Because of the differences in the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company’s net interest margin and, in turn, its profitability.

The Company generally seeks to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that it may reasonably maintain its net interest margin; however, interest rate fluctuations, loan prepayments, loan production, deposit flows, and competitive pressures are constantly changing and influence the ability to maintain a neutral position. Generally, the Company’s earnings will be more sensitive to fluctuations in interest rates depending upon the variance in volume of assets and liabilities that mature and re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of changes in interest rates, shape and slope of the yield curve, and whether the Company is more asset sensitive or liability sensitive. Accordingly, the Company may not be successful in maintaining a neutral position and, as a result, the Company’s net interest margin may be affected. For additional details, See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Sensitivity” in Item 7 of this report on Form 10-K.

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

Compliance with the CFPB regulations aimed at the mortgage banking industry may require substantial changes to mortgage lending systems and processes that may adversely affect income from the Company’s residential mortgage activities. The CFPB has finalized a number of significant rules that impact nearly every aspect of the lifecycle of a residential real estate loan. Among other things, the rules adopted by the CFPB require mortgage lenders either to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages.” In June 2015, the CFPB issued rules that combined disclosures previously established by the Truth in Lending Act and the Real Estate Settlement Procedures Act into a single disclosure referred to as the TILA-RESPA Integrated Disclosure, or TRID. TRID applies to most closed-end mortgage loans and overhauls the manner in which mortgage loan origination disclosures are made.

The Company does originate first mortgage loans. TRID also applies to second mortgages originated by the Company (but not to equity lines of credit). In recent years, the Company has made significant changes to its residential real estate business, including investments in technology and employee training. These CFPB rules, in addition to other previously-issued and to-be-issued CFPB regulations, could materially affect the Company’s ability to originate and sell residential real estate loans or limit the terms on which the Company may offer products, which could adversely affect the Company’s financial condition and results of operations.

The Basel III Capital Rules require higher levels of capital and liquidity, which could adversely affect the Company’s net income and return on equity. The capital adequacy and liquidity guidelines under the Basel III Capital Rules began to be phased in beginning in 2015. The Basel III Capital Rules, fully phased in as of January 1, 2019, require bank holding companies and banks to maintain substantially more capital as a result of higher minimum capital levels and more demanding regulatory capital risk-weightings and calculations. . The Basel III Capital Rules apply to the Bank but, because the Company expects to qualify under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the Basel III Capital Rules. The changes to the standardized calculations of risk-weighted assets are complex and may create additional compliance burdens for the Company and the Bank. The Basel III Capital Rules require the Company and the Bank to substantially change the manner in which they collect and report information to calculate risk-weighted assets, and may increase dramatically risk-weighted assets as a result of applying higher risk weightings to many types of loans and securities. As a result, the Bank may be forced to limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio, which may have a detrimental impact on the Company’s net income.

Index
If the Company were to require additional capital, including to fund additional capital contributions to the Bank, as a result of the Basel III Capital Rules, it could be required to access the capital markets on short notice and in relatively weak economic conditions, which could result in raising capital that significantly dilutes existing stockholders. Additionally, the Company may be forced to limit banking operations and activities, and growth of loan portfolios and interest income, to focus on retention of earnings to improve capital levels. Higher capital levels may also lower the Company’s return on equity.

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

These techniques determine, to a significant extent, the Company’s cost of funds for lending and investing. These techniques, all of which are outside the Company’s control, may have an adverse effect on deposit levels, net interest margin, loan demand or the Company’s business and operations.

Deposit insurance premiums could increase in the future, which may adversely affect future financial performance. The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a certain level. Economic conditions from 2008 to 2011 increased the rate of bank failures and expectations for further bank failures, requiring the FDIC to make payments for insured deposits from the DIF. Although the DIF has since been replenished, a similar economic downturn in the future could require measures similar to those implemented during the last financial crisis, such as special assessments or required prepayments of insurance premiums. If the FDIC takes action to replenish the DIF, or if the Bank’s asset size increases, the Bank’s FDIC insurance premiums could increase, which could have an adverse effect on the Company’s results of operations.

Risk Factors Related to our Operations and Technology
System failures, interruptions, breaches of security, or the failure of a third-party provider to perform its obligations could adversely impact the Company’s business operations and financial condition. Communications and information systems are essential to the conduct of the Company’s businesses, as such systems are used to manage customer relationships, general ledger, deposits and loans. While the Company has established policies and procedures to prevent or limit the impact of systems failures, interruptions and security breaches, the Company’s information, security, and other systems may stop operating properly or become disabled or damaged as a result of a number of factors, including events beyond the Company’s control, such as sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters, and cyber-attacks. Information security risks have increased in recent years and hackers, activists and other external parties have become more technically sophisticated and well-resourced. These parties use a variety of methods to attempt to breach security systems and access the data of financial services institutions and their customers.  The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. In addition, any compromise of the security systems could deter customers from using the Bank’s website and online banking service, both of which involve the transmission of confidential information. The security and authentication precautions imposed by the Company and the Bank may not protect the systems from compromises or breaches of security, which would adversely affect the Company’s results of operations and financial condition.

In addition, the Company outsources certain data processing to certain third-party providers. Accordingly, the Company’s operations are exposed to risk that these third-party providers will not perform in accordance with the contracted arrangements under service agreements. If the third-party providers encounter difficulties, or if the Company has difficulty in communicating with them, the Company’s ability to adequately process and account for customer transactions could be affected, and the Company’s business operations could be adversely impacted. Further, a breach of a third-party provider’s technology may cause loss to the Company’s customers. Replacing these third-party providers could also create significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any systems failure, interruption or breach of security, or the failure of a third-party provider to perform its obligations, could expose the Company to risks of data loss or data misuse, could result in violations of applicable privacy and other laws, could damage the Company’s reputation and result in a loss of customers and business, could subject it to additional regulatory scrutiny or could expose it to civil litigation, possible financial liability and costly response measures. Any of these occurrences could have a material adverse effect on the Company’s financial condition and results of operations.

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

Index
Though it is difficult to determine what, if any, harm may directly result from any specific cyber incident or cyber-attack, any failure to maintain the security of, or any actual or perceived loss or unauthorized disclosure or use of, customer or account information likely may lead to our customers losing trust and confidence in us.  Damage to our reputation could adversely affect deposits and loans and otherwise negatively affect the Company’s business, financial condition and results of operations.  In addition, it is possible that a cyber incident and any material fraudulent activity, cyber-attacks, breaches of our information security or successful penetration or circumvention of our system security may cause us significant negative consequences, including loss of Bank customers and financial assets and business opportunities, disruption to our operations and business, or misappropriation of our and/or our customers’ confidential information, and may expose us to additional regulatory scrutiny or may result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, devotion of substantial management time, increased costs to maintain insurance coverage (including increased deposit insurance premiums), or additional compliance costs, all of which could adversely impact our business, financial condition, liquidity and results of operations.

Failure to comply with the USA Patriot Act, OFAC, the Bank Secrecy Act and related FinCEN guidelines and related regulations could have a material impact on the Company. Bank regulatory agencies routinely examine financial institutions for compliance with the USA Patriot Act, OFAC, the Bank Secrecy Act and related FinCEN guidelines and related regulations. Failure to maintain and implement adequate programs as required by these obligations to combat terrorist financing, elder abuse, human trafficking, anti-money laundering and other suspicious activity and to fully comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the Company. Such a failure could cause a bank regulatory agency not to approve a merger or acquisition transaction or to prohibit such a transaction even if formal approval is not required. In addition, such a failure could result in a regulatory authority imposing a formal enforcement action or civil money penalty for regulatory violations.

The Company’s accounting estimates and risk management processes rely on analytical and forecasting models. Processes that management uses to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company’s earnings performance and liquidity, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.

If the models that management uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures and may be unable to maintain sufficient liquidity. If the models that management uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in management’s analytical or forecasting models could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is dependent on key personnel and the loss of one or more of those key personnel could harm its business. The banking business in Virginia, and in the Company’s primary service area in the Hampton Roads MSA, is highly competitive and dominated by a relatively small number of large banks. Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the Virginia community banking industry. The Company’s success depends to a significant degree upon its ability to attract and retain qualified management, loan origination, administrative, marketing and technical personnel and upon the continued contributions of and customer relationships developed by management and personnel. In particular, the Company’s success is highly dependent upon the capabilities of its senior executive management. The Company believes that its management team, comprised of individuals who have worked in the banking industry for many years, is integral to implementing the Company’s business plan. The Company has not entered into employment agreements with any of its executive management employees, and the loss of the services of one or more of them could harm the Company’s business.

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

Index
The Company may not be able to compete effectively without the appropriate use of current technology. The use of technology in the financial services market, including the banking industry, evolves frequently. The Company may be unable to attract and maintain banking relationships with certain customers if it does not offer appropriate technology-driven products and services. In addition to better serving customers, the effective use of technology may increase efficiency and reduce costs. The Company may not be able to effectively implement new technology-driven products or services or be successful in marketing these products and services to its customers. As a result, the Company’s ability to compete effectively may be impaired, which could lead to a material adverse effect on the Company’s financial condition and results of operations.

Risks Related to Our Common Stock
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

The Company’s directors and executive officers own a significant portion of the Company’s common stock and can exert significant influence over its business and corporate affairs. The Company’s directors and executive officers, as a group, beneficially owned 17.37% of the Company’s common stock as of June 30, 2020. Consequently, if they vote their shares in concert, they can significantly influence the outcome of matters submitted to the Company’s stockholders for approval, including the election of directors. The interests of the Company’s directors and executive officers may conflict with the interests of other holders of the Company’s common stock, and the Company’s directors and executive officers may take actions affecting the Company with which other holders of the Company’s common stock disagree.

Future sales of the Company’s common stock by stockholders or the perception that those sales could occur may cause the common stock price to decline. Although the Company’s common stock is listed for trading on the NASDAQ stock market, the trading volume in the common stock may be lower than that of other larger financial institutions. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the potential for lower relative trading volume in the common stock, significant sales of the common stock in the public market, or the perception that those sales may occur, could cause the trading price of the Company’s common stock to decline or to be lower than it otherwise might be in the absence of these sales or perceptions.

Future issuances of the Company’s common stock could adversely affect the market price of the common stock and could be dilutive. The Company may issue additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, shares of the Company’s common stock. Issuances of a substantial number of shares of common stock, or the expectation that such issuances might occur, could materially adversely affect the market price of the common stock and could be dilutive to stockholders. Any decision the Company makes to issue common stock in the future will depend on market conditions and other factors, and the Company cannot predict or estimate the amount, timing, or nature of possible future issuances of common stock. Accordingly, holders of the Company’s common stock bear the risk that future issuances of securities will reduce the market price of the common stock and dilute their stock holdings in the Company.

General Risk Factors
The Company and its subsidiaries are subject to operational risk, which could adversely affect business, financial condition and results of operation. The Company and its subsidiaries, like all businesses, are subject to operational risk, including the risk of loss resulting from human error, fraud or unauthorized transactions due to inadequate or failed internal processes and systems, and external events that are wholly or partially beyond the Company’s control (including, for example, sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters, and cyber-attacks). Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards. The Company and its subsidiaries have established a system of internal controls to address these risks, but there are inherent limitations to such risk management strategies as there may exist, or develop in the future, risks that are not anticipated, identified or monitored. Any losses resulting from operational risk could take the form of explicit charges, increased operational costs, litigation costs, harm to reputation or forgone opportunities, loss of customer business, or the unauthorized release, misuse, loss or destruction of proprietary information, any and all of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Index
Negative public opinion could damage the Company’s reputation and adversely impact the Company’s business, financial condition and results of operation. Reputation risk, or the risk to the Company’s business, financial condition and results of operation from negative public opinion, is inherent in the financial services industry. Negative public opinion can result from actual or alleged conduct in any number of activities, including lending or foreclosure practices, regulatory compliance, corporate governance and sharing or inadequately protecting customer information, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion could adversely affect the Company’s ability to keep and attract customers and employees, could expose it to litigation and regulatory action, and could adversely affect its access to the capital markets. Damage to the Company’s reputation could adversely affect deposits and loans and otherwise negatively affect the Company’s business, financial condition and results of operation.

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

The Company cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit the Company’s access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets, or a downgrade of the parent company or the Bank’s ratings, may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on the Company’s liquidity, business, financial condition and results of operations.

Natural disasters, severe weather events, acts of war or terrorism, pandemics or endemics, climate change and other external events could significantly impact our business. Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, pandemics (including the COVID-19 pandemic) or endemics and other adverse external events could have a significant adverse impact on the business operations of the Company, third parties who perform operational services for the Company or its customers and the Company’s borrowers and customers. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2020, the Company owned and leased buildings in the normal course of business. It owns its main office, which represents its corporate headquarters and includes a branch at 101 East Queen Street, Hampton, Virginia. As of March 15, 2021, the Bank operated sixteen branches in the Hampton Roads area of Virginia.

For more information concerning the amounts recorded for premises and equipment and commitments under current leasing agreements, see Note 6 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Index
Item 3.	Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings before any court, administrative agency, or other tribunal.

Item 4.	Mine Safety Disclosures

None.

Index
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name (Age) And Present Position	Served in Current Position Since	Principal Occupation During Past Five Years
Robert F. Shuford, Jr. (56)
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

Elizabeth T. Beale (48)
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

Donald S. Buckless (56)
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

Thomas L. Hotchkiss (65)
Chief Credit Officer & Executive Vice President Old Point National Bank	2019
Chief Credit Officer & Executive Vice President of the Bank since 2019; Chief Credit Officer of finanical institution in Maryland  from February 2015 to February 2019; Managing director of Hotchkiss & Associates Analytics, LLC from June 2011 to January 2015

Eugene M. Jordan, II (66)
Secretary to the Board & Executive Vice President/Trust Old Point Financial Corporation	2003
Secretary to the Board & Executive Vice President/Trust of the Company since 2015; Executive Vice President/ Trust of the Company from 2003 to 2015

President and Chief Executive Officer of Trust since 2003; Chairman of the Trust Board

Susan R. Ralston (57)
Chief Operating Officer & Executive Vice President Old Point National Bank	2019
Chief Operating Officer & Executive Vice President of the Bank since 2019; President & Founder of Ralston Coaching and Consulting, LLC from 2018 to 2019; Chief Operating Officer & Senior Vice  President of Dollar Bank from 2016 to 2018; President & Chief Executive Officer of Bank @lantec from 2004 to 2016

Joseph R. Witt (60)
Executive Vice President/Financial Service Old Point Financial Corporation	2008
Executive Vice President/Financial Services beginning in 2020. Chief Business Development Officer & Senior Vice President of the Company since 2015; Chief Administrative Officer & Senior Vice President/Administration of the Company from 2012 to 2015; Senior Vice President/ Corporate Banking/Human Resources of the Company from 2010 to 2012; Senior Vice President/Corporate Banking of  the Company from 2008 to 2010

Chief Strategy Officer & President, Financial Services of the Bank beginning in 2020. Senior Executive Vice President & Chief Business Development Officer of the Bank from 2015 to 2019; Senior Executive Vice President & Chief Administrative Officer of the Bank from 2012 to 2015; Executive Vice President/ Corporate Banking & Human Resources Director of the Bank from 2010 to 2012

Index
Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol “OPOF”. The approximate number of stockholders of record as of March 16, 2021 was 1,611. On that date, the closing price of the Company’s common stock on the NASDAQ Capital Market was $22.03. Additional information related to restrictions on funds available for dividend declaration can be found in Note 18 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

On January 12, 2010, the Company authorized a program to repurchase during any given calendar year up to an aggregate of 5 percent of the shares of the Company’s common stock outstanding as of January 1 of that calendar year. The Company did not repurchase any shares of the Company’s common stock under this plan during 2020. There is currently no stated expiration date for this program.

Pursuant to the Company’s equity compensation plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon the vesting of restricted stock awards to pay certain taxes. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. No such repurchases occurred during 2020.

Item 6.	Selected Financial Data

The following table summarizes the Company’s performance for the past five years.

Index
SELECTED FINANCIAL HIGHLIGHT

	Years ended December 31,
(dollars in thousands except per share data)	2020	2019	2018	2017	2016

RESULTS OF OPERATIONS
Interest income	$40,009	$40,241	$38,219	$32,934	$29,826
Interest expense	5,292	6,422	4,969	3,012	2,574
Net interest income	34,717	33,819	33,250	29,922	27,252
Provision for loan losses	1,000	318	2,861	4,160	1,930
Net interest income after provision for loan losses	33,717	33,501	30,389	25,762	25,322
Noninterest income	14,698	14,077	13,309	13,307	12,746
Noninterest expenses	42,505	38,638	38,500	39,195	34,111
Income before income taxes	5,910	8,940	5,198	(126)	3,957
Income tax expense	521	1,080	279	(97)	160
Net income (loss)	$5,389	$7,860	$4,919	$(29)	$3,797

FINANCIAL CONDITION
Total assets	$1,226,191	$1,054,488	$1,038,183	$981,826	$902,966
Securities available for sale, at fair value	186,409	145,715	148,247	157,121	199,365
Loans held for investment	836,300	747,865	774,009	738,540	603,882
Allowance for loan losses	9,541	9,660	10,111	9,448	8,245
Deposits	1,067,236	889,496	843,144	783,594	784,502
Total borrowings	36,519	50,402	88,325	98,193	18,704
Total liabilities	1,109,046	944,732	936,177	885,438	808,976
Stockholders’ equity	117,145	109,756	102,006	96,388	93,990

PERTINENT RATIOS
Return on average assets	0.45%	0.76%	0.48%	0.00%	0.43%
Return on average equity	4.68%	7.33%	4.93%	-0.03%	3.99%
Net interest margin (FTE) (1)	3.19%	3.61%	3.62%	3.64%	3.66%
Efficiency ratio	86.02%	80.67%	82.69%	90.67%	85.28%
Tier 1 capital (to risk weighted assets) (2)	11.69%	11.73%	10.90%	11.18%	13.39%
Total capital (to risk weighted assets) (2)	12.77%	12.86%	12.06%	12.28%	14.51%
Leverage Ratio (2)	8.56%	9.73%	9.34%	9.98%	10.68%
Cash dividends declared	$0.48	$0.48	$0.44	$0.44	$0.40

ASSET QUALITY
Nonaccrual loans	$1,214	$6,037	$12,141	$12,882	$7,159
OREO	-	-	83	-	1,067
ALL/total outstanding loans	1.14%	1.29%	1.31%	1.28%	1.37%
Nonaccrual loans/total loans	0.15%	0.81%	1.57%	1.74%	1.19%
ALL/nonaccrual loans	785.91%	160.01%	83.28%	73.34%	115.17%
NPAs/total outstanding loans	0.23%	0.95%	1.90%	2.18%	1.84%
Net charge-offs/total average loans	0.13%	0.10%	0.29%	0.44%	0.24%
Provision/total average loans	0.12%	0.04%	0.37%	0.62%	0.33%

PER SHARE DATA
Basic earnings (loss) per share	$1.03	$1.51	$0.96	$(0.01)	$0.77
Diluted earnings (loss) per share	1.03	1.51	0.96	(0.01)	0.77
Cash dividends declared	0.48	0.48	0.44	0.44	0.40
Market value per share	18.96	27.49	21.83	29.75	25.00
Book value per share	22.42	21.11	19.68	19.20	18.94
Price to earnings ratio, diluted	18.35	18.18	22.74	(2,975.00)	32.47
Price to book value ratio	0.85	1.30	1.11	1.55	1.32
Dividend payout ratio	46.46%	31.74%	45.83%	-4400.00%	51.95%
Weighted average shares outstanding, basic	5,216,237	5,196,812	5,141,364	4,991,060	4,959,173
Weighted average shares outstanding, diluted	5,216,441	5,196,853	5,141,429	4,991,060	4,960,934
(1) Computed on a fully tax-equivalent basis using 21% rate for 2020, 2019 and 2018 and a 34% rate for 2017 and 2016.
(2) Bank only for 2020, 2019 and 2018.  Consolidated for 2017 and 2016.

Index
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating the financial condition, changes in financial condition and the results of operations of the Company, consisting of the parent company (the Parent) and its wholly-owned subsidiaries, the Bank and Trust. This discussion should be read in conjunction with the Consolidated Financial Statements and other financial information contained elsewhere in this report.  In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on the Company’s future business, financial condition or results of operations, see “Cautionary Statement Regarding Forward-Looking Statements” prior to Item 1. “Business.”

Executive Overview
Headquartered in Hampton, Virginia, the Company is the parent company of Trust and the Bank. Trust is a wealth management services provider. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and commercial customers. The Bank is an independent community bank and has 16 branches throughout the Hampton Roads localities of Chesapeake, Hampton, Isle of Wight County, Newport News, Norfolk, Virginia Beach, Williamsburg/James City County and York County.  The Bank also has a loan production office in Richmond and a mortgage loan origination office in Charlotte, NC.

Net income for 2020 was $5.4 million ($1.03 per diluted share) compared to $7.9 million ($1.51 per diluted share) in 2019. Net income for 2020 was affected by one-time pre-tax expenses of $1.1 million associated with three strategic initiatives: prepayment of FHLB advances during the fourth quarter of 2020, a voluntary Early Retirement Incentive Plan (ERIP) offered in the fourth quarter of 2020, and a loss on sale of a loan pool effectively removing non- or under-performing credit relationships from the balance sheet. The impact of excluding these one-time strategic initiative expenses would be an increase of $900 thousand to net income and an increase of $0.18 to earnings per diluted common share.

Assets as of December 31, 2020 were $1.2 billion, an increase of $171.7 million or 16.3% compared to assets as of December 31, 2019. During 2020, the Company experienced significant balance sheet growth. Net loans held for investment increased $88.6 million, or 12.0% from December 31, 2019 to $826.8 million at December 31, 2020 and was primarily attributable to PPP loans. Securities available for sale, at fair value, increased $40.7 million from December 31, 2019 to $186.4 million at December 31, 2020, utilizing additional liquidity provided by growth in deposit accounts.

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

Allowance for Loan Losses
The allowance for loan losses is an estimate of probable and estimable losses inherent in the loan portfolio. The allowance is based on three basic principles of accounting which require: (i) that losses be accrued when they are probable of occurring and estimable, (ii) that losses be accrued based on the differences between the loan balances and the value of collateral, present value of expected future cash flows (discounted at the loan’s effective interest rate) or values that are observable in the secondary market and (iii) that adequate documentation exist to support the allowance for loan losses estimate.

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

Authoritative accounting literature requires that the impairment of loans that have been separately identified for evaluation be measured based on the present value of expected future cash flows (discounted at the loan’s effective interest rate) or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. Authoritative accounting literature, as amended, also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

Index
For loans not individually evaluated for impairment, the loan portfolio is segmented into pools, based on the loan classifications as defined by Schedule RC-C of the Federal Financial Institutions Examination Council Consolidated Reports of Condition and Income Form 041 (Call Report) and collectively evaluated for impairment. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan’s payments are current (including loans 1-29 days past due), 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company’s internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of December 31, 2020 and December 31, 2019, the Company had no loans in these categories.

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

Results of Operations
Net income for 2020 was $5.4 million compared to $7.9 million in 2019. The decrease was primarily attributable to higher net interest income and non-interest income offset by increased provision for loan loss and non-interest expense.  As of December 31, 2020 return on average assets was 0.45% compared to 0.76% in 2019 and the return on average equity was 4.68% at December 31, 2020 compared to 7.33% in 2019.

In 2020, the Company recognized one-time pre-tax expenses of $1.1 million associated with three strategic initiatives: prepayment of FHLB advances, the ERIP, and a loss on sale of a non- or under-performing credit relationships. The impact of excluding these one-time strategic initiative expenses would be an increase of $900 thousand to net income and an increase of 8 basis points and 79 basis points to return on average assets and return on average equity, respectively.

During 2020, the Company experienced significant balance sheet growth. Assets as of December 31, 2020 were $1.2 billion, an increase of $171.7 million or 16.28% compared to assets as of December 31, 2019. Net loans held for investment increased $88.6 million, or 12.0% from December 31, 2019 to $826.8 million at December 31, 2020. The increase was primarily attributable to PPP loans. Securities available for sale, at fair value, increased $40.7 million from December 31, 2019 to $186.4 million at December 31, 2020, utilizing additional liquidity provided by growth in deposit accounts.

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

Net interest income was $34.7 million in 2020, an increase of $898 thousand from 2019. The net interest margin was 3.18% in 2020 as compared to 3.58% in 2019. Net interest income, on a fully tax-equivalent basis, was $34.9 million in 2020, an increase of $832 thousand from 2019. The net interest margin was 3.19% in 2020 as compared to 3.61% in 2019. The movements year-over-year were due to significant growth in average earning asset balances at lower average earning yields offset by higher average interest bearing liabilities balances at lower interest bearing costs. The low interest rate environment, high levels of liquidity invested at lower yielding short-term levels, and PPP participation continue to impact and challenge the net interest margin.  While accretive to net interest income, PPP loans, which have a fixed interest rate of 1%, compressed the net interest margin. Related loan fees and costs are deferred at time of loan origination and amortized into interest income over the remaining lives of the loans, which for the majority of PPP loans was 24 months at origination. Recognition of these deferred fees and costs will be accelerated upon forgiveness or repayment of the PPP loans. For more information about these FTE financial measures, please see “Non-GAAP- Financial Measures” and “Reconciliation of Certain Non-GAAP Financial Measures”.

When comparing 2020 to 2019, the following changes occurred. Tax equivalent interest income decreased $298 thousand, or 0.74%. Average earning assets increased $148.9 million, or 15.78%. The average tax-equivalent yield decreased 61 basis points to 3.68%. Total average loans increased $76.6 million, or 10.11%, and average investment securities increased $16.9 million, or 11.58%.  The increase in average loans was primarily attributable to PPP loan originations.  Interest bearing due from banks increased $56.6 million as a result of increased deposits liabilities but saw their yield decline by 170 basis points due to action by the Federal Reserve Board related to the decrease of the federal funds target rate to a range of 0 to 25 basis points.

Index
Average interest-bearing liabilities increased $59.8 million, or 8.77%. Increases in average interest-bearing deposits of $59.6 million and average FRB borrowings of $11.5 million were partially offset by an $11.5 million reduction in average FHLB advances and average repurchase agreements. Total interest expense decreased $1.1 million, or 17.60%, when comparing 2020 to 2019. The decrease was driven by decreased deposit and borrowing costs. The average rate on interest-bearing liabilities in 2020 was 0.71%, a decrease of 23 basis points from 2019.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the years ended December 31,
	2020			2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS
Loans*	$834,247	$36,061	4.32%	$757,677	$35,771	4.72%	$768,960	$34,504	4.49%
Investment securities:
Taxable	145,029	3,068	2.12%	116,930	2,827	2.42%	95,752	2,080	2.17%
Tax-exempt*	18,270	654	3.58%	29,425	955	3.25%	50,426	1,547	3.07%
Total investment securities	163,299	3,722	2.28%	146,355	3,782	2.58%	146,178	3,627	2.48%
Interest-bearing due from banks	91,160	267	0.29%	34,592	689	1.99%	9,358	198	2.12%
Federal funds sold	841	12	1.45%	1,546	31	2.01%	1,150	21	1.83%
Other investments	3,020	134	4.43%	3,484	221	6.36%	4,083	253	6.20%
Total earning assets	1,092,567	$40,196	3.68%	943,654	$40,494	4.29%	929,729	$38,603	4.15%
Allowance for loan losses	(9,723)			(10,562)			(10,254)
Other nonearning assets	104,414			105,422			101,100
Total assets	$1,187,258			$1,038,514			$1,020,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$55,667	$12	0.02%	$32,603	$11	0.03%	$28,246	$10	0.04%
Money market deposit accounts	307,190	1,012	0.33%	257,884	1,037	0.40%	242,025	542	0.22%
Savings accounts	96,149	56	0.06%	86,787	88	0.10%	87,534	76	0.09%
Time deposits	209,727	3,337	1.59%	231,774	3,845	1.66%	228,800	2,916	1.27%
Total time and savings deposits	668,733	4,417	0.66%	609,048	4,981	0.82%	586,605	3,544	0.60%
Federal funds purchased, repurchase agreements and other borrowings	33,846	150	0.44%	22,302	132	0.59%	28,427	131	0.46%
Federal Home Loan Bank advances	38,942	725	1.86%	50,397	1,309	2.60%	66,151	1,294	1.96%
Total interest-bearing liabilities	741,521	5,292	0.71%	681,747	6,422	0.94%	681,183	4,969	0.73%
Demand deposits	325,596			245,518			236,249
Other liabilities	5,055			3,947			3,378
Stockholders’ equity	115,086			107,302			99,765
Total liabilities and stockholders’ equity	$1,187,258			$1,038,514			$1,020,575
Net interest margin		$34,904	3.19%		$34,072	3.61%		$33,634	3.62%
*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $187 thousand, $253 thousand, and $384 thousand, respectively.

Index
The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities and changes in interest rates.

TABLE II
VOLUME AND RATE ANALYSIS*
	2020 vs. 2019 Increase (Decrease) Due to Changes in:			2019 vs. 2018 Increase (Decrease) Due to Changes in:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
EARNING ASSETS
Loans	$3,723	$(3,433)	$290	$(520)	$1,787	$1,267
Investment securities:
Taxable	689	(448)	241	457	290	747
Tax-exempt	(360)	59	(301)	(645)	53	(592)
Total investment securities	329	(389)	(60)	(188)	343	155

Federal funds sold	(14)	(5)	(19)	7	3	10
Other investments	1,345	(1,854)	(509)	827	(368)	459
Total earning assets	5,383	(5,681)	(298)	126	1,765	1,891

INTEREST-BEARING LIABILITIES
Interest-bearing transaction accounts	8	(7)	1	2	(1)	1
Money market deposit accounts	202	(227)	(25)	35	460	495
Savings accounts	10	(42)	(32)	(1)	13	12
Time deposits	(356)	(152)	(508)	37	892	929
Total time and savings deposits	(136)	(428)	(564)	73	1,364	1,437
Federal funds purchased, repurchase agreements and other borrowings	68	(50)	18	(28)	29	1
Federal Home Loan Bank advances	(298)	(286)	(584)	(309)	324	15
Total interest-bearing liabilities	(366)	(764)	(1,130)	(264)	1,717	1,453

Change in net interest income	$5,749	$(4,917)	$832	$390	$48	$438
 * Computed on a fully tax-equivalent basis using a 21% rate.

The Company believes the net interest margin may be affected in future periods by several factors that are difficult to predict, including: (1) changes in interest rates, which may depend on the severity of adverse economic conditions, the timing and extent of any economic recovery, and the extent of government stimulus measures, which are inherently uncertain, (2) possible changes in the composition of earning assets which may result from decreased loan demand as a result of the current economic environment (3) the repricing of higher-rate time deposits at maturity to lower rates, which may occur at a slower rate than the repricing of interest earning assets and (4) the recognition of net deferred fees on PPP loans, which is subject to the timing of repayment or forgiveness.

Discussion of net interest income for the year ended December 31, 2018 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Net Interest Income” in the Company’s 2019 Form 10-K.

Provision for Loan Losses
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio. This expense is based on management’s estimate of probable credit losses inherent in the loan portfolio. Management’s evaluation included credit quality trends, collateral values, discounted cash flow analysis, loan volumes, geographic, borrower and industry concentrations, the findings of internal credit quality assessments and results from external regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions including uncertainties associated with the COVID-19 pandemic, were used in developing estimated loss factors for determining the loan loss provision. Based on its analysis of the adequacy of the allowance for loan losses, management concluded that the provision was appropriate.

The provision for loan losses was $1.0 million for the year ended December 31, 2020 as compared to $318 thousand for 2019. While historical loss rates, levels of non-performing assets, and credit quality continued to improve in 2020, increased qualitative reserves primarily related to uncertainties associated with potential asset quality deterioration which may arise as a result of the COVID-19 pandemic and related economic disruption. The level of provision for loan losses in 2019 was largely due to a $695 thousand recapture driven by the prior year decrease in loans, the upgrade of one large classified asset to a pass rating, and declines in past due loans as well as adversely, classified non-performing loans offset somewhat by an increase in specific reserves required on impaired loans.  Charged-off loans totaled $2.0 million in 2020, compared to $1.4 million in 2019. Recoveries amounted to $886 thousand in 2020 and $629 thousand in 2019. The Company’s net loans charged off to average loans were 0.13% in 2020 as compared to 0.10% in 2019.

Index
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

Noninterest Income
Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2020 and the twelve months ended December 31, 2019.

Noninterest income increased $621 thousand or 4.41% for the year ended December 31, 2020 as compared to the year ended December 31, 2019. In 2020, increases in other service charges, commissions and fees ($103 thousand or 2.62%), mortgage banking income ($897 thousand or 101.47%) and nonrecurring gains on sale of real estate ($818 thousand) partially offset by decreases in service charges on deposit accounts ($1.21 million or 29.69%) were the primary drivers of noninterest income growth.

Other service charges, commissions and fees increased primarily due to growth in merchant processing income and debit card fee income, while the increase in mortgage banking income is primarily due to the expansion of the mortgage lending team in early 2020 and increased mortgage lending activity in the current low interest rate environment.  The decrease in service charges on deposit accounts is primarily attributable to lower nonsufficient fund, or NSF, and overdraft charges.

The Company continues to focus on diversifying noninterest income through efforts to expand Trust, insurance, and mortgage banking activities, and a continued focus on business checking and other corporate services.

Discussion of noninterest income for the year ended December 31, 2018 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Income” in the Company’s 2019 Form 10-K.

Noninterest Expense
Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2020 and the twelve months ended December 31, 2019.

The Company’s noninterest expense increased $3.9 million or 10.01%. Year-over-year increases were primarily related to salaries and employee benefits, data processing, ATM and other losses, loss on FHLB prepayment, and other operating expenses partially offset by decreases in occupancy and equipment, customer development, professional services, and employee professional development. In 2020, salaries and benefit costs increased $1.5 million or 6.20% which were primarily attributable to (i) the full-year effect of the addition of highly skilled bankers in lending, credit management and executive management to the team in 2019; (ii) increased commission expense related to higher mortgage loan originations during 2020; (iii) ERIP severance costs; and (iv) increased overtime and incentive pay related to the COVID-19 pandemic, which were partially offset by the deferral of costs related to PPP loan origination. The costs related to PPP loan originations were deferred at time of origination and are being amortized to interest income over the remaining lives of the loans, which for the majority of PPP loans was 24 months at origination. These costs are amortized against the related loan fees received for the origination of the PPP loans. Recognition of the deferred costs and related fees will be accelerated upon forgiveness or repayment of the PPP loans.

Data processing expenses increased $1.7 million thousand, or 93.44%, driven by implementation of Bank-wide technology and efficiency initiatives which when combined with a pivot from in-house to outsourced environments, also shifted costs previously included in occupancy and equipment expense. In 2020, the Company effectively completed outsourcing of the Bank’s core application, outsourcing of item processing, migration of our digital platform to a new vendor, and implementation of an automated solution for PPP. Implementation of Bank-wide technology and efficiency initiatives is expected to flow through 2021 with the full roll-out of a new loan origination system, upgrades to critical infrastructure software related to imaging, and implementations of a new data analytics solution, deposit origination platform, and teller systems. Leveraging our digital and technological strategies to gain efficiencies continues to be a focus as well as noninterest expense control.

Of the remaining categories of noninterest expense, the most significant changes when comparing 2020 to 2019 were in:

•	ATM and other losses, which increased $580 thousand primarily due to impairment of certain low-income housing equity investments.
•	Loss on extinguishment of borrowings, which is related to FHLB advance prepayments of $38.5 million, and is expected to reduce future interest expense by approximately $560 thousand.
•
Other operating expenses (increased $716 thousand or 26.99%) due to a single loss event of $85 thousand in the first quarter of 2020, $94 thousand increase in FDIC insurance expense as Small Bank Assessment Credits were used to offset expense for a portion of 2019, directors fees ($138 thousand), and other loan expenses primarily due to costs associated with higher mortgage volumes.

Index
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

The effective tax rates for the years ended December 31, 2020 and 2019 were 8.8% and 12.1%, respectively.

Discussion of noninterest expense and income taxes for the year ended December 31, 2018 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Expense” in the Company’s 2019 Form 10-K.

Balance Sheet Review
At December 31, 2020, the Company had total assets of $1.23 billion, an increase of $171.7 million or 16.28% compared to assets as of December 31, 2019.

Net loans held for investment increased $88.6 million or 12.00%, from $738.2 million at December 31, 2019 to $826.8 million at December 31, 2020. Net loan growth of $86.0 million was attributed to PPP loans with the remaining $2.6 million in the real estate secured portfolio segments partially offset by pay-downs in the indirect automobile segment. Cash and cash equivalents increased $30.6 million or 34.02% from December 31, 2019 to December 31, 2020, and securities available for sale increased $40.7 million or 27.93% over the same period utilizing additional liquidity provided by growth in deposit accounts.

Total deposits as of December 31, 2020 increased $177.7 million, or 20.0%, to $1.1 billion from December 31, 2019. Noninterest-bearing deposits increased $98.0 million, or 37.3%, savings deposits increased $113.9 million, or 28.6%, and time deposits decreased $34.2 million, or 15.0%. The impact of government stimulus, PPP loan related deposits, and higher levels of consumer savings were primary drivers of the increase on total deposits.  Deposit growth continued to shift year-over-year resulting from strategies for expanding low cost deposits and re-pricing to reduce interest expense.

The Company utilized the PPPLF initiated by the Federal Reserve Bank to partially fund PPP loan originations, borrowing $28.6 million as of December 31, 2020.  The Company also utilizes FHLB advances as a source of liquidity as needed. In December 2020, FHLB advances of $38.5 million were prepaid.

Securities Portfolio
When comparing December 31, 2020 to December 31, 2019, securities available-for-sale increased $40.7 million, or 27.93%. The majority of the change was due to deployment of excess liquidity levels.

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

Index
The following table sets forth a summary of the securities portfolio:

TABLE III
SECURITIES PORTFOLIO

	As of December 31,
(Dollars in thousands)	2020	2019	2018
U.S. Treasury securities	$7,043	$7,003	$12,328
Obligations of U.S. Government agencies	36,696	33,604	10,714
Obligations of state and policitcal subdivisions	45,995	24,742	48,837
Mortgage-backed securities	73,501	71,908	71,191
Money market investments	4,743	3,825	1,897
Corporate bonds and other securities	18,431	4,633	3,280
	186,409	145,715	148,247
Restricted securities:
Federal Home Loan Bank stock	$943	2,502	3,429
Federal Reserve Bank stock	382	382	382
Community Bankers’ Bank stock	42	42	42
	1,367	2,926	3,853
Total Securities	$187,776	$148,641	$152,100

The following table summarizes the contractual maturity of the securities portfolio and their weighted average yields as of December 31, 2020:

(Dollars in thousands)	1 year or less 2020	1-5 years	5-10 years	Over 10 years	Total
U.S. Treasury securities	$7,043	$-	$-	$-	$7,043
Weighted average yield	2.50%	0.00%	-	-	2.50%

Obligations of U.S. Government agencies	$-	$1,400	$4,164	$31,132	$36,696
Weighted average yield	0.00%	0.36%	1.37%	1.02%	1.03%

Obligations of state and policitcal subdivisions	$-	$2,474	$2,635	$40,886	$45,995
Weighted average yield	0.00%	3.54%	3.27%	2.87%	2.93%

Mortgage-backed securities	$-	$-	$23,280	$50,221	$73,501
Weighted average yield	-	0.00%	1.94%	1.75%	1.81%

Money market investments	$4,743	$-	$-	$-	$4,743
Weighted average yield	0.36%	-	-	-	0.36%

Corporate bonds and other securities	$102	$743	$17,586	$-	$18,431
Weighted average yield	3.15%	3.06%	5.16%	-	5.06%

Federal Home Loan Bank stock	$-	$-	$-	$943	$943
Weighted average yield	-	-	-	3.90%	3.90%

Federal Reserve Bank stock	$-	$-	$-	$382	$382
Weighted average yield	-	-	-	6.00%	6.00%

Community Bankers’ Bank stock	$-	$-	$-	$42	$42
Weighted average yield	-	-	-	0.00%	0.00%
Total Securities	$11,888	$4,617	$47,665	$123,606	$187,776
Weighted average yield	1.65%	2.10%	3.15%	1.95%	2.24%

The table above is based on maturity. Therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average life of the $73.5 million in mortgage-backed securities as of December 31, 2020 was 5.97 years. Yields are calculated on a fully tax-equivalent basis using a 21% rate.

Index
Loan Portfolio
The following table shows a breakdown of total loans by segment at December 31 for years 2016 through 2020:

TABLE IV
LOAN PORTFOLIO

	As of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Commercial and industrial	$141,746	$75,383	$63,398	$60,398	$54,434
Real estate-construction	43,732	40,716	32,383	27,489	23,116
Real estate-mortgage (1)	207,536	210,653	213,909	175,549	162,979
Real estate-commercial	316,851	277,541	286,532	289,682	285,429
Consumer	118,368	137,007	169,138	174,225	58,907
Other	8,067	6,565	8,649	11,197	19,017
Ending Balance	$836,300	$747,865	$774,009	$738,540	$603,882
(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

Based on the North American Industry Classification System code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

As of December 31, 2020, the total loan portfolio increased by $88.6 million or 12.00% from December 31, 2019, primarily due to increases in commercial and industrial and real estate-commercial which were partially offset by reductions in indirect automobile dealer lending. The growth in commercial and industrial is attributed to PPP loans, which were $86.0 million at December 31, 2020.

The maturity distribution and rate sensitivity of certain categories of the Company’s loan portfolio at December 31, 2020 is presented below:

TABLE V
MATURITY SCHEDULE OF SELECTED LOANS

	As of December 31, 2020
(Dollars in thousands)	Within 1 year	1 to 5 years	After 5 years	Total
Commercial and industrial	$8,563	$111,317	$21,866	$141,746
Real estate-construction	25,125	9,972	8,635	43,732
Total	$33,688	$121,289	$30,501	$185,478

Loans due after 1 year with:
Fixed interest rate		$111,087	$17,032	$128,119
Variable interest rate		10,202	13,469	23,671
Total		$121,289	$30,501	$151,790

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, nonperforming restructured loans, and other real estate owned (OREO). Restructured loans are loans with terms that were modified in a troubled debt restructuring (TDR) for borrowers experiencing financial difficulties. Refer to Note 4 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report Form 10-K for more information.

Nonperforming assets decreased by $5.2 million or 72.53%, from $7.1 million at December 31, 2019 to $2.0 million at December 31, 2020. The 2020 total consisted of $744 thousand in loans still accruing interest but past due 90 days or more and $1.2 million in nonaccrual loans. All of the nonaccrual loans at December 31, 2020 was secured by real estate. All of the nonaccrual loans are classified as impaired. Impaired loans are a component of the allowance for loan losses. When a loan changes from “90 days past due but still accruing interest” to “nonaccrual” status, the loan is normally reviewed for impairment. If impairment is identified, then the Company records a charge-off based on the value of the collateral or the present value of the loan’s expected future cash flows, discounted at the loan’s effective interest rate. If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

The recorded investment in impaired loans decreased to $2.1 million as of December 31, 2020 from $8.4 million as of December 31, 2019 as detailed in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K. The majority of these loans were collateralized.

Index
The following table presents information concerning the aggregate amount of nonperforming assets, which includes nonaccrual loans, past due loans, TDRs and OREO:

TABLE VI
NONPERFORMING ASSETS

	As of December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans
Commercial and industrial	$-	$257	$298	$836	$231
Real estate-construction	-	-	417	721	-
Real estate-mortgage (1)	311	5,780	1,772	1,857	814
Real estate-commercial	903	-	9,654	9,468	6,033
Consumer loans	-	-	-	-	81
Total nonaccrual loans	$1,214	$6,037	$12,141	$12,882	$7,159

Loans past due 90 days or more and accruing interest
Commercial and industrial	$-	$-	$-	$471	$-
Real estate-construction	-	-	205	-	-
Real estate-mortgage (1)	-	-	315	306	276
Consumer loans (2)	744	1,091	1,965	2,401	2,603
Other	-	-	12	4	5
Total loans past due 90 days or more and accruing interest	$744	$1,091	$2,497	$3,182	$2,884

Restructured loans
Commercial and industrial	$-	$257	$217	$98	$144
Real estate-construction	83	88	92	92	96
Real estate-mortgage (1)	492	6,754	1,956	2,458	2,731
Real estate-commercial	1,352	-	10,142	12,323	8,885
Consumer loans	-	-	-	-	-
Total restructured loans	$1,927	$7,099	$12,407	$14,971	$11,856
Less nonaccrual restructured loans (included above)	1,120	4,693	8,454	8,561	2,838
Less restructured loans currently in compliance (3)	807	2,406	3,953	6,410	9,018
Net nonperforming, accruing restructured loans	$-	$-	$-	$-	$-
Nonperforming loans	$1,958	$7,128	$14,638	$16,064	$10,043

Other real estate owned
Construction, land development, and other land	$-	$-	$83	$-	$940
Former branch site	-	-	-	-	127
Total other real estate owned	$-	$-	$83	$-	$1,067

Total nonperforming assets	$1,958	$7,128	$14,721	$16,064	$11,110

Interest income that would have been recorded under original loan terms on nonaccrual loans above	$45	$283	$533	$474	$318

Interest income recorded for the period on nonaccrual loans included above	$34	$115	$336	$281	$269

(1) The real estate-mortgage segment includes residential 1 – 4 family, second mortgages and equity lines of credit.
(2) Amounts listed include student loans and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $547 thousand at December 31, 2020 and $885 thousand at December 31, 2019. For additional information, refer to Note 4 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.
(3) Amounts listed represent restructured loans that are in compliance with their modified terms as of the date presented.

As shown in the table above, as of December 31, 2020 compared to December 31, 2019, the nonaccrual loan category decreased by $4.8 million or 79.89% and the 90-days past due and still accruing interest category decreased by $347 thousand or 31.81%.

Index
The majority of the balance of nonaccrual loans at December 31, 2020 was related to one large credit relationship. Of the $1.2 million of nonaccrual loans at December 31, 2020, $903 thousand, or approximately 74.35%, was comprised of one credit relationship. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

The majority of the loans past due 90 days or more and still accruing interest at December 31, 2020 ($547 thousand) were student loans. The federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans; as such, management does not expect even a significant increase in past due student loans to have a material effect on the Company.

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

The majority of the Company’s TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of December 31, 2020 and December 31, 2019, the impaired loan component of the allowance for loan losses amounted to $11 thousand and $481 thousand, respectively. The decrease in the impaired loan component is due to resolution of several non- or under-performing credit relationships. The impaired loan component of the allowance for loan losses is reflected as a valuation allowance related to impaired loans in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

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

Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan’s payments are current (including loans 1 – 29 days past due), 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company’s internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of December 31, 2020 and December 31, 2019, the Company had no loans in these categories.

The overall historical loss rate from December 31, 2019 to December 31, 2020, improved 20 basis points as a percentage of loans evaluated collectively for impairment as a result of overall improving asset quality combined with continued improvement in non-performing assets. For the same period, the qualitative factor components increased 20 basis points as a percentage of loans evaluated collectively for impairment overall. This increase was primarily due to segment adjustments for economic conditions and uncertainty related to the COVID-19 pandemic and change in volume. As the economic impact of the COVID-19 pandemic and the related federal relief programs continue to evolve, elevated levels of risk within the loan portfolio may require additional increases in the allowance for loan losses.

Index
On a combined basis, the historical loss and qualitative factor components amounted to $9.4 million as of December 31, 2020 and $9.2 million at December 31, 2019. Management is monitoring portfolio activity, such as levels of deferral and/or modification requests, deferral and/or modification concentration levels by collateral, as well as industry concentration levels to identify areas within the loan portfolio which may create elevated levels of risk should the economic environment created by the COVID-19 pandemic or limited positive impact from federal government relief programs present indications of economic instability that is other than temporary in nature.

Acquired loans are recorded at their fair value at acquisition date without carryover of the acquiree’s previously established ALLL, as credit discounts are included in the determination of fair value. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. During evaluation upon acquisition, acquired loans are also classified as either purchased credit impaired or purchased performing.

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

Overall Change in Allowance
As a result of management’s analysis, the Company added, through the provision, $1.0 million to the ALLL for the year ended December 31, 2020. The ALLL, as a percentage of year-end loans held for investment, was 1.14% in 2020 and 1.29% in 2019. The decrease in the ALLL as a percentage of loans held for investment at December 31, 2020 compared to the prior year was directly attributable to PPP loan originations, creating a 0.13% compression. Excluding PPP loans, the ALLL as a percentage of loans held for investment was 1.27% at December 31, 2020.  Management believes that the allowance has been appropriately funded for losses on existing loans, based on currently available information. Nonperforming asset levels and year-over-year quantitative historical loss rates continue to demonstrate improvement but are balanced by increased qualitative factors related to economic uncertainty stemming primarily from the COVID-19 pandemic. The Company will continue to monitor the loan portfolio, levels of nonperforming assets, and the sustainability of improving asset quality trends experienced in 2020 closely and make changes to the allowance for loan losses when necessary. As the economic impact of the COVID-19 pandemic continues to evolve, elevated levels of risk within the loan portfolio may require additional increases in the ALLL. For more information about these financial measures, which are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” and “Reconciliation of Certain Non-GAAP Financial Measures”.

Index
The following table shows an analysis of the allowance for loan losses:

TABLE VII
ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

	As of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Balance, beginning	$9,660	$10,111	$9,448	$8,245	$7,738
Charge-offs:
Commercial and industrial	25	-	81	807	915
Real estate-construction	-	-	-	-	-
Real estate-mortgage (1)	149	170	325	273	473
Real estate-commercial	654	27	1,300	1,661	31
Consumer	822	776	769	279	204
Other	355	425	367	267	147
Total charge-offs	2,005	1,398	2,842	3,287	1,770

Recoveries:
Commercial and industrial	47	10	140	37	79
Real estate-construction	10	-	-	104	3
Real estate-mortgage (1)	69	113	111	44	196
Real estate-commercial	317	87	47	1	1
Consumer	377	351	262	56	28
Other	66	68	84	88	40
Total recoveries	886	629	644	330	347

Net charge-offs	1,119	769	2,198	2,957	1,423
Provision for loan	1,000	318	2,861	4,160	1,930
Ending Balance	$9,541	$9,660	$10,111	$9,448	$8,245

Selected loan loss statistics
Loans (net of unearned income):
End of period balance	$836,300	$747,865	$774,009	$738,540	$603,882
Average balance	$834,247	$757,677	$768,960	$673,015	$585,206

Net charge-offs to average total loans	0.13%	0.10%	0.29%	0.44%	0.24%
Provision for loan losses to average total loans	0.12%	0.04%	0.37%	0.62%	0.33%
Provision for loan losses to net charge-offs	89.37%	41.35%	130.16%	140.68%	135.63%
Allowance for loan losses to period end loans	1.14%	1.29%	1.31%	1.28%	1.37%
Earnings to loan loss coverage (2)	6.18	12.04	3.67	1.36	4.14
Allowance for loan losses to nonperforming loans	487.28%	135.52%	69.07%	58.81%	82.10%

(1) The real estate-mortgage segment included residential 1-4 family,second mortgages and equity lines of credit.
(2) Income before taxes plus provision for loan losses, divided by net charge-offs.

Index
The following table shows the amount of the allowance for loan losses allocated to each category at December 31 of the years presented. Although the allowance for loan losses is allocated into these categories, the entire allowance for loan losses is available to cover loan losses in any category.

TABLE VIII
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial	$650	16.95%	$1,244	10.08%	$2,340	8.19%	$1,889	8.18%	$1,493	9.16%
Real estate-construction	339	5.23%	258	5.44%	156	4.18%	541	3.72%	846	3.83%
Real estate-mortgage (1)	2,560	24.82%	2,505	28.17%	2,497	27.64%	2,779	23.77%	2,656	26.98%
Real estate-commercial	4,434	37.89%	3,663	37.11%	3,459	37.02%	2,438	39.22%	2,611	47.27%
Consumer	1,302	14.15%	1,694	18.32%	1,354	21.85%	1,644	23.59%	455	9.61%
Other	123	0.96%	296	0.88%	305	1.12%	157	1.52%	184	3.15%
Unallocated	133	0.00%	-	-	-	-	-	-	-	-
Ending Balance	$9,541	100.00%	$9,660	100.00%	$10,111	100.00%	$9,448	100.00%	$8,245	100.00%
(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

For the year ended December 31, 2020 as compared to the year ended December 31, 2019, there was a decrease in the allowance for loan losses due to improving asset quality trends and historical loss rates as well as resolution of non-performing loans. The change in the allowance was distributed among the loan segments based on the composition of loans in each segment.

Deposits
The following table shows the average balances and average rates paid on deposits for the periods presented.

TABLE IX
DEPOSITS

	Years ended December 31,
	2020		2019		2018
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing transaction	$55,667	0.02%	$32,603	0.03%	$28,246	0.04%
Money market	307,190	0.33%	257,884	0.40%	242,025	0.22%
Savings	96,149	0.06%	86,787	0.10%	87,534	0.09%
Time deposits	209,727	1.59%	231,774	1.66%	228,800	1.27%
Total interest bearing	668,733	0.66%	609,048	0.82%	586,605	0.60%
Demand	325,596		245,518		236,249
Total deposits	$994,329		$854,566		$822,854

The Company’s average total deposits were $994.3 million for the year ended December 31, 2020, an increase of $139.8 million or 16.35% from average total deposits for the year ended December 31, 2019. Demand deposit and money market account categories had the largest increases, totaling $80.1 million and $49.3 million, respectively. Average time deposits, which is the Company’s most expensive deposit category, decreased by a total of $22.0 million as seen in the table above. The average rate paid on interest-bearing deposits by the Company in 2020 was 0.66% compared to 0.82% in 2019.

The impact of government stimulus, PPP loan related deposits, and higher levels of consumer savings were primary drivers of the increase in total deposits. The Company remains focused on increasing lower-cost deposits by actively targeting new noninterest-bearing deposits and savings deposits.

The following table shows time deposits in amounts of $100 thousand or more by time remaining until maturity at the dates presented.

TABLE XI
TIME DEPOSITS OF $100,000 OR MORE

	As of December 31,
(dollars in thousands)	2020	2019
Maturing in:
Within 3 months	$26,494	$19,121
4 through 6 months	12,391	8,699
7 through 12 months	20,751	25,820
Greater than 12 months	46,672	75,689
	$106,308	$129,329

Index
Capital Resources
Total stockholders’ equity as of December 31, 2020 was $117.1 million, up 6.70% from $109.8 million on December 31, 2019 as the result of increased retained earnings and the reversal of the net unrealized loss on available-for-sale securities, a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. The improvement in the unrealized gain/loss position was driven by changes in market rates and shift in portfolio composition.

The Bank’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses.

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

On September 17, 2019 the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the EGRRCPA. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

In order to qualify for the CBLR framework, a community banking organization must have a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework was available for banks to begin using in their March 31, 2020, Call Report. The Bank did not opt into the CBLR framework.

The following is a summary of the Bank’s capital ratios for the past two years. As shown below, these ratios were all well above the recommended regulatory minimum levels.

	2020 Regulatory Minimums	December 31, 2020	2019 Regulatory Minimums	December 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	11.69%	4.500%	11.73%
Tier 1 Capital to Risk-Weighted Assets	6.000%	11.69%	6.000%	11.73%
Tier 1 Leverage to Average Assets	4.000%	8.56%	4.000%	9.73%
Total Capital to Risk-Weighted Assets	8.000%	12.77%	8.000%	12.86%
Capital Conservation Buffer	2.500%	4.77%	2.500%	4.86%
Risk-Weighted Assets (in thousands)		$890,091		$863,905

Year-end book value per share was $22.53 in 2020 and $21.11 in 2019. The common stock of the Company has not been extensively traded. The stock is quoted on the NASDAQ Capital Market under the symbol “OPOF.” There were 1,611 stockholders of record of the Company as of March 15, 2021. This stockholder count does not include stockholders who hold their stock in a nominee registration.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

The Company’s major source of liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of December 31, 2020, the Company had $374.7 million in FHLB borrowing availability. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. As of year-end 2020 and 2019, the Company had $100.0 million and $55.0 million available in federal funds lines of credit to address any short-term borrowing needs, respectively.

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

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2020 and December 31, 2019. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

	December 31,
	2020			2019
(dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$100,000	$-	$100,000	$55,000	$-	$55,000
Federal Home Loan Bank advances	374,743	-	374,743	313,275	37,000	276,275
Federal funds sold & balances at the Federal Reserve			93,727			50,665
Securities, available for sale and unpledged at fair value			112,229			71,712
Total short-term funding sources			$680,699			$453,652

Uses: (1)
Unfunded loan commitments and available lending lines of credit			71,742			66,986
Letters of credit			1,452			2,317
Total potential short-term funding uses			73,194			69,303
Liquidity coverage ratio			930.0%			654.6%
(1) Represents partial draw levels based on loan segment.

The fair value of unpledged available-for-sale securities increased from December 31, 2019 to December 31, 2020 primarily due to an increase in the securities portfolio.

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

The Company’s operating activities used $8.6 million of cash during the year ended December 31, 2020, compared to $12.3 million provided during 2019. The Company’s investing activities used $122.2 million of cash during 2020, compared to $29.2 million provided during 2019. The Company’s financing activities provided $161.4 million of cash during 2020 compared to $6.1 million of cash provided during 2019.

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

Management believes that the key to achieving satisfactory performance in an inflationary environment is the Company’s ability to maintain or improve its net interest margin and to generate additional fee income. The Company’s policy of investing in and funding with interest-sensitive assets and liabilities is intended to reduce the risks inherent in a volatile inflationary economy.

Index
Off-Balance Sheet Lending Related Commitments
The Company had $151.6 million in consumer and commercial commitments at December 31, 2020. As of the same date, the Company also had $4.8 million in letters of credit that the Company will fund if certain future events occur. It is expected that only a portion of these commitments will ever actually be funded.

Management believes that the Company has the liquidity and capital resources to handle these commitments in the normal course of business. See Note 15 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Contractual Obligations
In the normal course of business, there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. The following table provides the Company’s contractual obligations as of December 31, 2020:

Payments due by period
(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Short-Term Debt Obligations	$6,619	$6,619	$-	$-	$-
Long-Term Debt Obligations	29,900	600	29,150	150	-
Operating Lease Obligations	1,488	352	587	549	-
Total contractual cash obligations excluding deposits	38,007	7,571	29,737	699	-
Deposits	1,067,236	985,095	65,393	16,748	-
Total	$1,105,243	$992,666	$95,130	$17,447	$-

Short-term debt obligations include federal funds purchased, overnight repurchase agreements and Federal Home Loan Bank advances maturing within a year of origination. Long-term debt obligations consist of FRB borrowings under PPPLF with original maturities greater than one year.

Non-GAAP Financial Measures
In reporting the results of the year ended December 31, 2020, the Company has provided supplemental financial measures on a tax-equivalent or an adjusted basis. These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations and enhance comparability of results of operations with prior periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance.  A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is presented below.

Index
	Years Ended December 31,
(dollar in thousands, except per share data)	2020	2019
Fully Taxable Equivalent Net Interest Income
Net interest income (GAAP)	$34,717	$33,819
FTE adjustment	187	253
Net interest income (FTE) (non-GAAP)	$34,904	$34,072
Noninterest income (GAAP)	14,698	14,077
Total revenue (FTE) (non-GAAP)	$49,602	$48,149
Noninterest expense (GAAP)	42,505	38,638

Average earning assets	$1,092,567	$943,654
Net interest margin	3.18%	3.58%
Net interest margin (FTE)	3.19%	3.61%

Efficiency ratio	86.02%	80.67%
Efficiency ratio (FTE)	85.69%	80.25%

ALLL as a Percentage of Loans Held for Investment
Loans held for investment (net of deferred fees and costs) (GAAP)	$836,300	$871,890
Less PPP originations	85,983	102,489
Loans held for investment, (net of deferred fees and costs), excluding PPP (non-GAAP)	$750,317	$769,401

ALLL	$9,541	$9,920

ALLL as a Percentage of Loans Held for Investment	1.14%	1.14%
ALLL as a Percentage of Loans Held for Investment, net of PPP originations	1.27%	1.29%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Old Point Financial Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment – Qualitative Adjustment Factors

Description of the Matter
As described in Note 1 (Significant Accounting Policies) and Note 4 (Loans and Allowance for Loan Losses) to the financial statements, the Company’s allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged against earnings.  The Company’s allowance for loan losses has three basic components, an allocated component and two general components. At December 31, 2020, the allocated component amounted to $11,000 of the total allowance for loan losses of $9,541,000. The remaining $9,530,000 was comprised of two general components: (1) a historical loss component amounting to $2,539,000 and (2) a qualitative adjustment factor component amounting to $6,991,000. For loans that are not specifically identified for impairment, the general allowance uses historical loss experience along with various qualitative factors to develop adjusted loss factors for each loan segment.  The qualitative adjustment factors to the historical loss experience are established by applying an allocation to the loan segments identified by management based on their assessment of shared risk characteristics within groups of similar loans in addition to their historical loss experience calculated using a migration analysis. Qualitative adjustment factors are determined based on management’s continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio. Management evaluates qualitative factors, primarily considering national, regional and local economic trends and business conditions; concentrations of credit; trends in delinquencies, nonaccrual loans, and classified loans; trends in nature and volume of loans; trends in collateral values for collateral dependent loans, underwriting standards, and lending policies; experience of lending officers, management and other staff; changes in loan review systems and other external competitive pressures, legal and regulatory factors.

Index
Management exercised significant judgment when assessing the qualitative adjustment factors in estimating the allowance for loan losses. We identified the assessment of the qualitative adjustment factors as a critical audit matter as auditing the qualitative adjustment factors involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

•	Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:
•	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative adjustment factors.
•	Evaluating the reasonableness of management’s judgments related to the determination of qualitative adjustment factors.
•	Evaluating the qualitative adjustment factors for directional consistency and for reasonableness.
•	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative adjustment factors.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company’s auditor since 2004.

Richmond, Virginia
March 30, 2021

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(dollars in thousands, except share data)	2020	2019

Assets

Cash and due from banks	$21,799	$37,280
Interest-bearing due from banks	98,633	48,610
Federal funds sold	5	3,975
Cash and cash equivalents	120,437	89,865
Securities available-for-sale, at fair value	186,409	145,715
Restricted securities, at cost	1,367	2,926
Loans held for sale	14,413	590
Loans, net	826,759	738,205
Premises and equipment, net	33,613	35,312
Premises and equipment, held for sale	-	907
Bank-owned life insurance	28,386	27,547
Goodwill	1,650	1,650
Core deposit intangible, net	319	363
Other assets	12,838	11,408
Total assets	$1,226,191	$1,054,488

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$360,602	$262,558
Savings deposits	512,936	399,020
Time deposits	193,698	227,918
Total deposits	1,067,236	889,496
Overnight repurchase agreements	6,619	11,452
Federal Home Loan Bank advances	-	37,000
Federal Reserve Bank borrowings	28,550	-
Other borrowings	1,350	1,950
Accrued expenses and other liabilities	5,291	4,834
Total liabilities	1,109,046	944,732

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,224,019 and 5,200,038 shares outstanding (includes 29,576 and 19,933 of nonvested restricted stock, respectively)	25,972	25,901
Additional paid-in capital	21,245	20,959
Retained earnings	65,859	62,975
Accumulated other comprehensive income (loss), net	4,069	(79)
Total stockholders’ equity	117,145	109,756
Total liabilities and stockholders’ equity	$1,226,191	$1,054,488

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31
(dollars in thousands, except per share data)	2020	2019
Interest and Dividend Income:
Loans, including fees	$36,012	$35,718
Due from banks	267	689
Federal funds sold	12	31
Securities:
Taxable	3,068	2,827
Tax-exempt	516	755
Dividends and interest on all other securities	134	221
Total interest and dividend income	40,009	40,241

Interest Expense:
Checking and savings deposits	1,080	1,136
Time deposits	3,337	3,845
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	150	132
Federal Home Loan Bank advances	725	1,309
Total interest expense	5,292	6,422
Net interest income	34,717	33,819
Provision for loan losses	1,000	318
Net interest income after provision for loan losses	33,717	33,501

Noninterest Income:
Fiduciary and asset management fees	3,877	3,850
Service charges on deposit accounts	2,872	4,085
Other service charges, commissions and fees	4,028	3,925
Bank-owned life insurance income	839	784
Mortgage banking income	1,781	884
Gain on sale of available-for-sale securities, net	264	314
Gain(loss) on sale of fixed assets	818	-
Other operating income	219	235
Total noninterest income	14,698	14,077

Noninterest Expense:
Salaries and employee benefits	25,512	24,024
Occupancy and equipment	4,852	5,628
Data processing	3,478	1,798
Customer development	381	552
Professional services	2,196	2,311
Employee professional development	658	791
Other taxes	661	592
ATM and other losses	871	291
Loss on extinguishment of borrowings	490	-
(Gain) on other real estate owned	(62)	(2)
Loss on sale of loans	99	-
Other operating expenses	3,369	2,653
Total noninterest expense	42,505	38,638
Income before income taxes	5,910	8,940
Income tax expense	521	1,080
Net income	$5,389	$7,860

Basic Earnings per Share:
Weighted average shares outstanding	5,216,237	5,196,812
Net income per share of common stock	$1.03	$1.51

Diluted Earnings per Share:
Weighted average shares outstanding	5,216,441	5,196,853
Net income per share of common stock	$1.03	$1.51

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(unaudited, dollars in thousands)	2020	2019

Net income	$5,389	$7,860
Other comprehensive income, net of tax
Net unrealized gain on available-for-sale securities	4,357	2,325
Reclassification for gain included in net income	(209)	(248)
Other comprehensive income, net of tax	4,148	2,077
Comprehensive income	$9,537	$9,937

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
YEAR ENDED DECEMBER 31, 2020

Balance at December 31, 2019	5,180,105	$25,901	$20,959	$62,975	$(79)	$109,756
Net income	-	-	-	5,389	-	5,389
Other comprehensive income, net of tax	-	-	-	-	4,148	4,148
Employee Stock Purchase Plan share issuance	5,819	29	67	-	-	96
Restricted stock vested	8,519	42	(42)	-	-	-
Stock-based compensation expense	-	-	261	-	-	261
Cash dividends ($.48 per share)	-	-	-	(2,505)	-	(2,505)

Balance at end of period	5,194,443	$25,972	$21,245	$65,859	$4,069	$117,145

YEAR ENDED DECEMBER 31, 2019

Balance at December 31, 2018	5,170,600	$25,853	$20,698	$57,611	$(2,156)	$102,006
Net income	-	-	-	7,860	-	7,860
Other comprehensive income, net of tax	-	-	-	-	2,077	2,077
Employee Stock Purchase Plan share issuance	3,666	19	66	-	-	85
Restricted stock vested	5,839	29	(29)	-	-	-
Stock-based compensation expense	-	-	224	-	-	224
Cash dividends ($.48 per share)	-	-	-	(2,496)	-	(2,496)

Balance at end of period	5,180,105	$25,901	$20,959	$62,975	$(79)	$109,756

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,389	$7,860
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,145	2,220
Amortization of right of use lease asset	380	319
Accretion related to acquisition, net	(176)	(239)
Provision for loan losses	1,000	318
Gain on sale of securities, net	(264)	(314)
Net amortization of securities	627	1,103
(Increase) in loans held for sale, net	(13,823)	(111)
Net (gain) loss on disposal of premises and equipment	(818)	82
Net gain on write-down/sale of other real estate owned	(62)	(2)
Income from bank owned life insurance	(839)	(784)
Stock compensation expense	261	224
Deferred tax benefit	(634)	352
(Decrease) increase in other assets	(966)	1,967
Decrease in accrued expenses and other liabilities	(855)	(625)
Net cash (used in) provided by operating activities	(8,635)	12,370

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(73,057)	(103,036)
Proceeds from redemption restricted securities, net	1,559	927
Proceeds from maturities and calls of available-for-sale securities	10,747	29,725
Proceeds from sales of available-for-sale securities	13,944	65,699
Paydowns on available-for-sale securities	12,559	11,984
Net (increase) decrease in loans held for investment	(89,588)	25,529
Proceeds from sales of other real estate owned	316	85
Purchases of premises and equipment	(924)	(1,782)
Proceeds from sale of premises and equipment	2,203	-
Net cash (used in) provided by investing activities	(122,241)	29,131

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	98,044	16,293
Increase in savings deposits	113,916	31,105
Decrease in time deposits	(34,220)	(917)
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(5,433)	(14,923)
Increase in Federal Home Loan Bank advances	25,000	10,000
Repayment of Federal Home Loan Bank advances	(62,000)	(33,000)
Increase in Federal Reserve Bank borrowings	37,515	-
Repayment of Federal Reserve Bank borrowings	(8,965)	-
Proceeds from ESPP issuance	96	85
Cash dividends paid on common stock	(2,505)	(2,496)
Net cash provided by financing activities	161,448	6,147

Net increase in cash and cash equivalents	30,572	47,648
Cash and cash equivalents at beginning of period	89,865	42,217
Cash and cash equivalents at end of period	$120,437	$89,865

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,528	$6,396

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain on securities available-for-sale	$5,250	$2,629
Loans transferred to other real estate owned	$254	$-
Former bank property transferred from fixed assets to held for sale assets	$-	$906
Right of use lease asset and liability	$1,312	$751

See Notes to Consolidated Financial Statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1, Significant Accounting Policies

THE COMPANY
Headquartered in Hampton, Virginia, Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of December 31, 2020, the Bank had 16 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Old Point Financial Corporation (the Company) and its wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services N.A. (Trust). All significant intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION
In preparing Consolidated Financial Statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and evaluation of goodwill for impairment.

The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Company. Estimates for the allowance for loan losses at December 31, 2020 include probable and estimable losses related to the pandemic. The Company expects that the pandemic will continue to have an effect on its results of operations. If economic conditions deteriorate further, then additional provision for loan losses may be required in future periods. It is unknown how long these conditions will last and what the ultimate financial impact will be to the Company. Depending on the severity and duration of the economic consequences of the pandemic, the Company’s goodwill may become impaired.

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

At December 31, 2020 and 2019, there were $383.4 million and $344.1 million, or 45.84% and 46.01%, respectively, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Refer to Note 3 for further detail.

CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and balances due from banks and federal funds sold, all of which mature within 90 days. The Bank is typically required to maintain cash reserve balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2020, there was no minimum reserve requirement as a result of a rule adopted by the FRB in March 2020 eliminating the reserve requirement.

INTEREST-BEARING DEPOSITS IN BANKS
Interest-bearing deposits in banks mature within one year and are carried at cost.

SECURITIES
Certain debt securities that management has the positive intent and ability to hold until maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity, excluding equity securities with readily determinable fair values which are recorded at fair value through the income statement, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Index
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

RESTRICTED SECURITIES, AT COST
The Company, as a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of Atlanta (FHLB), is required to maintain an investment in the capital stock of both the FRB and the FHLB. The Company also has an investment in the capital stock of Community Bankers’ Bank (CBB). Based on the redemption provisions of these investments, the stocks have no quoted market value, are carried at cost and are listed as restricted securities. The Company reviews its holdings for impairment based on the ultimate recoverability of the cost basis in the FRB, FHLB, and CBB stock.

LOANS HELD FOR SALE
The Company records loans held for sale using the lower of cost or fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The change in fair value of loans held for sale is recorded as a component of “Mortgage banking income” within the Company’s Consolidated Statements of Income.

LOANS
The Company extends loans to individual consumers and commercial customers for various purposes. Most of the Company’s loans are secured by real estate, including real estate construction loans, real estate commercial loans, and real estate mortgage loans (i.e., residential 1-4 family mortgages, second mortgages and equity lines of credit).  Other loans are secured by collateral that is not real estate, which may include inventory, accounts receivable, equipment or other personal property. A substantial portion of the loan portfolio is represented by real estate mortgage loans throughout Hampton Roads. The ability of the Company’s debtors to honor their contracts is dependent in part upon the real estate and general economic conditions in this area.

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

PAYCHECK PROTECTION PROGRAM
Beginning in April 2020, the Company originated loans under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA). PPP loans are fully guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA. As repayment of the PPP loans is guaranteed by the SBA, the Company does not recognize a reserve for PPP loans in its allowance for loan losses. The Company received fees from the SBA of one percent to five percent of the principal amount of each loan originated under the PPP. Fees received from the SBA are recognized net of direct origination costs in interest income over the life of the related loans. Recognition of fees related to PPP loans is dependent upon the timing of ultimate repayment or forgiveness. Aggregate fees from the SBA of $2.83 million, net of direct costs, will be recognized in interest income over the life of the loans, of which $2.01 million remains unrecognized as of December 31, 2020. In 2020, the Company recognized $813 thousand in net loan fees related to PPP loans in interest income on loans in the Consolidated Statement of Income.

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

ALLOWANCE FOR LOAN LOSSES
The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Index
•
Real estate-commercial: Commercial real estate loans carry risks associated with the successful operation of a business if owner occupied. If non-owner occupied, the repayment of these loans may be dependent upon the profitability and cash flow from rent receipts.

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

Each segment of the portfolio is pooled by risk grade or by days past due. Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At December 31, 2020 and 2019 management used eight twelve-quarter migration periods.

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

Given the timing of the outbreak in the United States of the COVID-19 pandemic, management does not believe that the Company’s performance in relation to credit quality during 2020 was significantly impacted. The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular. However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic. With so much uncertainty, it is impossible for the Company to accurately predict the impact that the pandemic will have on the Company’s primary market and the overall extent to which it will affect the Company’s financial condition and results of operations. The Company’s credit administration is closely monitoring and analyzing the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the Board of Directors. Based on capital levels, stress testing indications, prudent underwriting policies, watch credit processes, and loan concentration diversification, the Company currently expects to be able to manage the economic risks and uncertainties associated with the pandemic which may include additional increases in the provision for loan losses.

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

Index
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

The Company has accommodated certain borrowers affected by the COVID-19 pandemic by granting short-term payment deferrals or periods of interest-only payments, including loans that remain in deferral as of December 31, 2020, with an aggregate balance of $7.4 million. Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR. Additionally, the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, and as subsequently amended by the Consolidated Appropriations Act 2021, provided that certain loan modifications that were (1) related to COVID-19 and (2) for loans that were not more than 30 days past due as of December 31, 2019 are not required to be designated as TDRs. This relief is available to loan modified between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency and January 1, 2022. Additional information on loan modifications related to COVID-19 is presented in Note 4.

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

STOCK COMPENSATION PLANS
Stock compensation accounting guidance (FASB ASC 718, “Compensation -- Stock Compensation”) requires that the compensation cost related to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

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

INCOME TAXES
The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC 740, “Income Taxes”). The Company adopted the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

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

The Company recognizes interest and penalties on income taxes as a component of income tax expense. No uncertain tax positions were recorded in 2020 or 2019.

EARNINGS PER COMMON SHARE
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to shares to be issued as part of the employee stock purchase plan and are determined using the treasury stock method. Nonvested restricted stock shares are included in the calculation of basic earnings per share due to their rights to voting and dividends.

TRUST ASSETS AND INCOME
Securities and other property held by Trust in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying Consolidated Financial Statements.

ADVERTISING EXPENSES
Advertising expenses are expensed as incurred. Advertising expense for the years ended 2020 and 2019 was $230 thousand and $207 thousand, respectively.

Index
COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income, net of tax. Other comprehensive income (loss), net of tax includes unrealized gains and losses on securities available-for-sale which is also recognized a separate component of equity.

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

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments – Credit Losses.” It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and were effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first Annual Report on Form 10-K filed with the SEC subsequent to the effective date. Prior to these changes, the Company was required to comply with Section 404(b) of the Sarbanes Oxley Act of 2002 concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second fiscal quarter. The rule change expands the definition of “non-accelerated filer” to include entities with public float between $75 million and $700 million and less than $100 million in annual revenues. The Company met this expanded category of non-accelerated filer and is no longer considered an accelerated filer, as of this report. If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”. The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its Annual Report on Form 10-K. Non-accelerated filers also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for non-accelerated filers. As the Bank has total assets exceeding $1.0 billion, it remains subject to the Federal Deposit Insurance Corporation Act of 1991, or FDICIA, which requires an auditor attestation concerning internal controls over financial reporting. As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company’s annual reporting and audit requirements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In March 2020 (revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (the agencies) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the COVID-19 pandemic. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASU No. 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (ASC 310-40), a restructuring of debt constitutes a troubled debt restructuring (TDR) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance may have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time. Refer to Note 4 for further discussion.

NOTE 2, Restrictions on Cash and Amounts Due from Banks

The Company is subject to reserve balance requirements determined by applying the reserve ratios specified in the FRB’s Regulation D. At December 31, 2020 and 2019, the Company had no balance requirements on any of its accounts. The Company had approximately $9.8 million and $23.8 million in deposits in financial institutions in excess of amounts insured by the FDIC at December 31, 2020 and December 31, 2019, respectively.

NOTE 3, Securities Portfolio

The amortized cost and fair value, with gross unrealized gains and losses, of securities available-for-sale were:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$6,980	$63	$-	$7,043
Obligations of U.S. Government agencies	36,858	35	(197)	36,696
Obligations of state and policitcal subdivisions	43,517	2,478	-	45,995
Mortgage-backed securities	70,866	2,759	(124)	73,501
Money market investments	4,743	-	-	4,743
Corporate bonds and other securities	18,295	158	(22)	18,431
	$181,259	$5,493	$(343)	$186,409

Index
	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$6,925	$78	$-	$7,003
Obligations of U.S. Government agencies	33,998	9	(403)	33,604
Obligations of state and policitcal subdivisions	24,525	442	(225)	24,742
Mortgage-backed securities	72,000	460	(552)	71,908
Money market investments	3,825	-	-	3,825
Corporate bonds and other securities	4,542	94	(3)	4,633
	$145,815	$1,083	$(1,183)	$145,715

Securities with a fair value of $69.4 million and $74.0 million at December 31, 2020 and 2019, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law.

At December 31, 2020, the Company held no securities of any single issuer (excluding U.S. Government agencies) with a book value that exceeded 10 percent of stockholders’ equity.

The amortized cost and fair value of securities by contractual maturity are shown below.

	December 31, 2020
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$7,080	$7,145
Due after one year through five years	4,430	4,617
Due after five through ten years	45,981	47,665
Due after ten years	119,025	122,239
Other securities, restricted	4,743	4,743
	$181,259	$186,409

The following table provides information about securities sold in the years ended December 31:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Securities Available-for-sale
Realized gains on sales of securities	$265	$575
Realized losses on sales of securities	(1)	(261)
Net realized gain	$264	$314

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

The Company did not record impairment charges through income on securities for the years ended December 31, 2020 and 2019.

The following tables show the number of securities with unrealized losses, the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value	Securities
Obligations of U.S. Government agencies	$8	$2,810	$189	$17,191	$197	$20,001	15
Mortgage-backed securities	118	14,291	6	1,285	124	15,576	7
Corporate bonds and other securities	22	5,977	-	-	22	5,977	7
Total securities available-for-sale	$148	$23,078	$195	$18,476	$343	$41,554	29

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value	Securities
Obligations of U.S. Government agencies	$349	$29,744	$54	$2,562	$403	$32,306	22
Obligations of state and policitcal subdivisions	225	10,112	-	-	225	10,112	7
Mortgage-backed securities	405	44,661	147	14,078	552	58,739	17
Corporate bonds and other securities	-	-	3	197	3	197	1
Total securities available-for-sale	$979	$84,517	$204	$16,837	$1,183	$101,354	47

Certain investments within the Company’s portfolio had unrealized losses at December 31, 2020 and December 31, 2019, as shown in the tables above. The unrealized losses were primarily driven by changes in market interest rates. The Company purchases only highly-rated securities, including U.S. government agencies and mortgage-backed securities guaranteed by government-sponsored entities. The municipal and corporate securities portfolios are reviewed regularly to ensure that ratings of individual securities have not deteriorated below the threshold established by the Company’s policy.

Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2020 or December 31, 2019.

As of December 31, 2020, there were 12 individual available-for-sale securities with a total fair value of $18.5 million that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $195 thousand and consisted of government agency obligations and mortgage-backed securities. As of December 31, 2019, there were 10 individual available-for-sale securities with a fair value totaling $16.8 million that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $204 thousand and consisted of government agency obligations, mortgage-backed securities, and other securities. The Company has determined that these securities are temporarily impaired at December 31, 2020 and 2019 for the reasons set out below:

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

Index
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

NOTE 4, Loans and Allowance for Loan Losses

The following is a summary of the balances in each class of the Company’s loan portfolio as of the dates indicated:

(dollars in thousands)	December 31, 2020	December 31, 2019
Mortgage loans on real estate:
Residential 1-4 family	$122,800	$118,561
Commercial - owner occupied	153,955	141,743
Commercial - non-owner occupied	162,896	135,798
Multifamily	22,812	25,865
Construction	43,732	40,716
Second mortgages	11,178	13,941
Equity lines of credit	50,746	52,286
Total mortgage loans on real estate	568,119	528,910
Commercial and industrial loans	141,746	75,383
Consumer automobile loans	80,390	97,294
Other consumer loans	37,978	39,713
Other (1)	8,067	6,565
Total loans, net of deferred fees	836,300	747,865
Less: Allowance for loan losses	9,541	9,660
Loans, net of allowance and deferred fees (2)	$826,759	$738,205

(1)
Overdrawn accounts are reclassified as loans and included in the Other catergory in the table above.  Overdrawn deposit accounts, excluding internal use accounts, totaled $271 thousand and $449 thousand at December 31, 2020 and 2019, respectively.

(2)	Net deferred loan costs totaled $2.1 million and $557 thousand at December 31, 2020 and 2019, respectively.

ACQUIRED LOANS
The outstanding principal balance and the carrying amount of total acquired loans included in the consolidated balance sheets are as follows:
(dollars in thousands)	December 31, 2020	December 31, 2019
Outstanding principal balance	$8,671	$16,850
Carrying amount	8,602	16,561

The outstanding principal balance and related carrying amount of purchased credit impaired loans, for which the Company applies FASB ASC 310-30 to account for interest earned are as follows:

Index
(dollars in thousands)	December 31, 2020	December 31, 2019
Outstanding principal balance	$-	$227
Carrying amount	-	85

The following table presents changes in the accretable yield on purchased credit impaired loans, for which the Company applies FASB ASC 310-30:

(dollars in thousands)	December 31, 2020	December 31, 2019
Balance at January 1	$72	$12
Accretion	(156)	(27)
Reclassification from nonaccretable difference	-	125
Other changes, net	84	(38)
Balance at end of period	$-	$72

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

•	Loss: Loans have been identified for charge-off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following tables present credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of December 31, 2020
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$122,621	$-	$179	$-	$122,800
Commercial - owner occupied	148,738	2,462	2,755	-	153,955
Commercial - non-owner occupied	162,148	748	-	-	162,896
Multifamily	22,812	-	-	-	22,812
Construction	42,734	998	-	-	43,732
Second mortgages	11,178	-	-	-	11,178
Equity lines of credit	50,746	-	-	-	50,746
Total mortgage loans on real estate	$560,977	$4,208	$2,934	$-	$568,119
Commercial and industrial loans	141,391	355	-	-	141,746
Consumer automobile loans	79,997	-	393	-	80,390
Other consumer loans	37,978	-	-	-	37,978
Other	8,067	-	-	-	8,067
Total	$828,410	$4,563	$3,327	$-	$836,300

Index
Credit Quality Information
As of December 31, 2019
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$116,380	$-	$2,181	$-	$118,561
Commercial - owner occupied	134,570	1,618	5,555	-	141,743
Commercial - non-owner occupied	132,851	1,622	1,325	-	135,798
Multifamily	25,865	-	-	-	25,865
Construction	40,716	-	-	-	40,716
Second mortgages	13,837	-	104	-	13,941
Equity lines of credit	52,286	-	-	-	52,286
Total mortgage loans on real estate	$516,505	$3,240	$9,165	$-	$528,910
Commercial and industrial loans	74,963	66	354	-	75,383
Consumer automobile loans	96,907	-	387	-	97,294
Other consumer loans	39,713	-	-	-	39,713
Other	6,565	-	-	-	6,565
Total	$734,653	$3,306	$9,906	$-	$747,865

As of December 31, 2020 and 2019 the Company did not have any loans internally classified as Loss or Doubtful.

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
Age Analysis of Past Due Loans as of December 31, 2020

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	PCI	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$478	$164	$-	$-	$311	$121,847	$122,800
Commercial - owner occupied	-	-	-	-	903	153,052	153,955
Commercial - non-owner occupied	-	-	-	-	-	162,896	162,896
Multifamily	-	-	-	-	-	22,812	22,812
Construction	-	88	-	-	-	43,644	43,732
Second mortgages	41	-	-	-	-	11,137	11,178
Equity lines of credit	-	-	-	-	-	50,746	50,746
Total mortgage loans on real estate	$519	$252	$-	$-	$1,214	$566,134	$568,119
Commercial and industrial loans	753	-	-	-	-	140,993	141,746
Consumer automobile loans	1,159	190	196	-	-	78,845	80,390
Other consumer loans	1,120	555	548	-	-	35,755	37,978
Other	24	3	-	-	-	8,040	8,067
Total	$3,575	$1,000	$744	$-	$1,214	$829,767	$836,300

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccural column and not also in its respective past due column.

In the table above, the past due totals include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $1.2 million at December 31, 2020.

Index
Age Analysis of Past Due Loans as of December 31, 2019

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	PCI	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$891	$-	$-	$-	$1,459	$116,211	$118,561
Commercial - owner occupied	-	319	-	85	2,795	138,544	141,743
Commercial - non-owner occupied	-	-	-	-	1,422	134,376	135,798
Multifamily	-	-	-	-	-	25,865	25,865
Construction	100	-	-	-	-	40,616	40,716
Second mortgages	49	-	-	-	104	13,788	13,941
Equity lines of credit	25	-	-	-	-	52,261	52,286
Total mortgage loans on real estate	$1,065	$319	$-	$85	$5,780	$521,661	$528,910
Commercial and industrial loans	211	-	-	-	257	74,915	75,383
Consumer automobile loans	1,115	299	203	-	-	95,677	97,294
Other consumer loans	1,032	891	888	-	-	36,902	39,713
Other	81	9	-	-	-	6,475	6,565
Total	$3,504	$1,518	$1,091	$85	$6,037	$735,630	$747,865

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccural column and not also in its respective past due column.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Index
(dollars in thousands)	December 31, 2020	December 31, 2019
Mortgage loans on real estate:
Residential 1-4 family	$311	$1,459
Commercial - owner occupied	903	2,795
Commercial - non-owner occupied	-	1,422
Second mortgages	-	104
Total mortgage loans on real estate	$1,214	$5,780
Commercial and industrial loans	-	257
Total	$1,214	$6,037

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Years Ended December 31,
(dollars in thousand)	2020	2019
Interest income that would have been recorded under original loan terms	$45	$283
Actual interest income recorded for the period	34	115
Reduction in interest income on nonaccrual loans	$11	$168

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

There were three TDRs in 2020; however as of December 31, 2020, two were sold and the remaining credit was determined to no longer be classified as a TDR because the borrower was not in financial distress. The following table presents TDRs during the period indicated, by class of loan:

(dollars in thousand)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on December 31, 2020
Mortgage loans on real estate:
Residential 1-4 family	2	$512	$512	$506
Commercial and industrial	1	75	75	75
Total	3	$587	$587	$581

In 2019, the loans restructured were granted terms that the Company would not otherwise extend to borrowers with similar risk characteristics.

At December 31, 2020 and 2019, the Company had no outstanding commitments to disburse additional funds on any TDR. There were no loans secured by residential 1 - 4 family real estate that were in the process of foreclosure at December 31, 2020. At December 31, 2019, the Company had $272 thousand in loans secured by residential 1 - 4 family real estate that were in the process of foreclosure.

In the years ended December 31, 2020 and 2019 there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

All TDRs are factored into the determination of the allowance for loan losses and included in the impaired loan analysis, as discussed below.

Index
Under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act 2021, banks may elect not to categorize loan modifications as TDRs if the modifications are related to the COVID-19 pandemic, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of 60 days after the date of termination of the National Emergency by the President and January 1, 2022. All short term loan modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief are not considered TDRs. The Company has examined the payment accommodations granted to borrowers in response to COVID-19 and found that all borrowers were current prior to relief and were not experiencing financial difficulty prior to the COVID-19 pandemic. As of December 31, 2020, the Company had loan modifications on $7.4 million, or 0.9%, of the loan portfolio, granting primarily 60- or 90- day principal and interest payment deferrals. Loan modifications under the CARES Act are being monitored for indications of credit softening, at which time the credit will be analyzed under current underwriting standards for appropriate action and designation. The Company recognizes interest income as earned and management expects that the deferred interest will be repaid by the borrower in a future period.

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
Impaired Loans by Class

					For the Year Ended
	As of December 31, 2020				December 31, 2020
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$474	$366	$87	$1	$458	$10
Commercial	3,490	1,306	121	1	2,559	46
Construction	83	-	83	-	84	5
Second mortgages	133	-	133	9	134	5
Total mortgage loans on real estate	4,180	1,672	424	11	3,235	66
Commercial and industrial loans	6	6	-	-	7	-
Other consumer loans	14	14	-	-	15	1
Total	$4,200	$1,692	$424	$11	$3,257	$67

Index
					For the Year Ended
	As of December 31, 2019				December 31, 2019
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,542	$1,519	$89	$39	$1,416	$11
Commercial	9,333	4,538	1,611	317	6,822	123
Construction	89	-	88	14	88	4
Second mortgages	247	-	245	111	246	6
Total mortgage loans on real estate	11,211	6,057	2,033	481	8,572	144
Commercial and industrial loans	362	354	-	-	273	4
Other consumer loans	22	-	-	-	21	1
Total	$11,595	$6,411	$2,033	$481	$8,866	$149

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

Loans collectively evaluated for impairment are pooled, with a historical loss rate, based on migration analysis, applied to each pool, segmented by risk grade or days past due, depending on the type of loan. Based on credit risk assessments and management’s analysis of qualitative factors (including uncertainties associated with the COVID-19 pandemic), additional loss factors are applied to loan balances. These additional qualitative factors include: economic conditions, trends in growth, loan concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment.

Given the timing of the outbreak in the United States of the COVID-19 pandemic combined with government stimulus actions for both individuals and small businesses, management does not believe that the Company’s performance in relation to credit quality during 2020 was significantly impacted. The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular. However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic. With so much uncertainty, it is impossible for the Company to accurately predict the impact that the pandemic will have on the Company’s primary market and the overall extent to which it will affect the Company’s financial condition and results of operations. The Company’s credit administration is closely monitoring and analyzing the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the Board of Directors. Based on capital levels, stress testing indications, prudent underwriting policies, watch credit processes, and loan concentration diversification, the Company currently expects to be able to manage the economic risks and uncertainties associated with the pandemic which may include additional increases in the provision for loan losses.

Index
ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
For the Year ended December 31, 2020

(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$1,244	$258	$2,505	$3,663	$1,694	$296	$-	$9,660
Charge-offs	(25)	-	(149)	(654)	(822)	(355)	-	(2,005)
Recoveries	47	10	69	317	377	66	-	886
Provision for loan losses	(616)	71	135	1,108	53	116	133	1,000
Ending Balance	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541

Individually evaluated for impairment	$-	$-	$10	$1	$-	$-	$-	$11
Collectively evaluated for impairment	650	339	2,550	4,433	1,302	123	133	9,530
Purchased credit-impaired loans	-	-	-	-	-	-		-

Ending Balance	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541

Loans Balances:
Individually evaluated for impairment	6	83	586	1,427	14	-	-	2,116
Collectively evaluated for impairment	141,740	43,649	206,950	315,424	118,354	8,067	-	834,184
Purchased credit-impaired loans	-	-	-	-	-	-		-
Ending Balance	$141,746	$43,732	$207,536	$316,851	$118,368	$8,067	$-	$836,300

For the Year ended December 31, 2019

(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$2,340	$156	$2,497	$3,459	$1,354	$305	$-	$10,111
Charge-offs	-	-	(170)	(27)	(776)	(425)	-	(1,398)
Recoveries	10	-	113	87	351	68	-	629
Provision for loan losses	(1,106)	102	65	144	765	348	-	318
Ending Balance	$1,244	$258	$2,505	$3,663	$1,694	$296	$-	$9,660

Individually evaluated for impairment	$-	$14	$150	$317	$-	$-	$-	$481
Collectively evaluated for impairment	1,244	244	2,355	3,346	1,694	296	-	9,179
Purchased credit-impaired loans	-	-	-	-	-	-		-

Ending Balance	$1,244	$258	$2,505	$3,663	$1,694	$296	$-	$9,660

Loans Balances:
Individually evaluated for impairment	354	88	1,853	6,149	-	-	-	8,444
Collectively evaluated for impairment	74,944	40,628	208,800	271,392	137,007	6,565	-	739,336
Purchased credit-impaired loans	85	-	-	-	-	-		85
Ending Balance	$75,383	$40,716	$210,653	$277,541	$137,007	$6,565	$-	$747,865
(1)	The real estate – mortgage segment included residential 1-4 family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

Index
NOTE 5, Other Real Estate Owned (OREO)

The Company holds certain parcels of real estate due to completed foreclosure proceedings on defaulted loans or the closing of former branches. An analysis of the balance in OREO is as follows:
	Years Ended December 31,
(dollars in thousands)	2020	2019
Balance at beginning of year	$-	$83
Transfers to OREO due to foreclosure	254	-
Properties sold	(254)	(83)
Balance at end of year	$-	$-

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

Expenses applicable to OREO include the following:
	Years Ended December 31,
(dollars in thousands)	2020	2019
Net gain on sales of real estate	$62	$2
Operating expenses, net of income (1)	(20)	(2)
Total Income	$42	$-
(1) Included in other operating income and other operating expense on the Consolidated Statements of Income

NOTE 6, Premises and Equipment

Premises and equipment consisted of the following at December 31:
	Years Ended December 31,
(dollars in thousands)	2020	2019
Land	$7,709	$8,001
Buildings	37,530	37,900
Construction in process	239	958
Leashold improvements	867	861
Furniture, fixtures and equipment	21,235	19,748
	67,580	67,468
Less accumulated depreciation and amortization	33,967	32,156
Balance at end of year	$33,613	$35,312

Depreciation expense for the years ended December 31, 2020 and 2019 amounted to $2.1 million and $2.2 million, respectively.

NOTE 7. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the optional transition method provided by ASU 2018-11 and did not adjust prior periods for ASC 842.  The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases.  As stated in the Company’s 2019 Form 10-K, the implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $751 thousand at the date of adoption, which is related to the Company’s lease of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the consolidated balance sheets. During 2020, the Company executed three new leases and extend two existing leases resulting in recognition of additional right-of-use asset and lease liability of $1.3 million.

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

The following tables present information about the Company’s leases:

(dollars in thousands)	December 31, 2020
Lease liabilities	$1,378
Right-of-use assets	$1,364
Weighted average remaining lease term	4.59 years
Weighted average discount rate	1.76%

	Years Ended December 31,
Lease cost (in thousands)	2020	2019
Operating lease cost	$380	$336
Total lease cost	$380	$336

Cash paid for amounts included in the measurement of lease liabilities	$377	$331

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:
As of
Lease payments due (in thousands)	December 31, 2020
Twelve months ending December 31, 2021	$352
Twelve months ending December 31, 2022	339
Twelve months ending December 31, 2023	248
Thereafter	549
Total undiscounted cash flows	$1,488
Discount	(110)
Lease liabilities	$1,378

The aggregate rental expense of premises and equipment was $415 thousand and $361 thousand for years ended December 31, 2020 and 2019, respectively.

NOTE 8, Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both December 31, 2020 and December 31, 2019. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $2.3 million and $3.0 million at December 31, 2020 and December 31, 2019, respectively. The expected terms of these investments and the related tax benefits run through 2033. Additional committed capital calls expected for the funds totaled $18 thousand and $50 thousand at December 31, 2020 and December 31, 2019, respectively, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheets. During the years ended December 31, 2020 and 2019, the Company recognized amortization expense of $688 thousand and $216 thousand, respectively, which was included within noninterest expense on the Consolidated Statements of Income.

The table below summarizes the tax credits and other tax benefits recognized by the Company and related to these investments, as of the periods indicated:

Index
	Years Ended
	December 31,
	2020	2019
Tax credits and other benefits
Amortization of operating losses	$688	$216
Tax benefit of operating losses*	144	45
Tax credits	419	441
Total tax benefits	$563	$486
* Computed using a 21% tax rate.

NOTE 9, Deposits

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2020 and 2019 was $45.4 million and $45.3 million, respectively. As of December 31, 2020, no single customer relationship exceeded 5 percent of total deposits.

At December 31, 2020 the scheduled maturities of time deposits (in thousands) are as follows:

(dollars in thousands)
2021	$111,557
2022	40,569
2023	24,824
2024	9,169
2025	7,579
Balance at end of year	$193,698

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

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At December 31, 2020 and 2019 the remaining credit available from these lines totaled $100 million and $55.0 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $374.7 million and $276.3 million as of December 31, 2020 and December 31, 2019, respectively.

The following table presents total short-term borrowings as of the dates indicated (dollars in thousands):

(dollar in thousands)	December 31, 2020	December 31, 2019
Overnight repurchase agreements	$6,619	$11,452
Federal Home Loan Bank advances	-	-
Total short-term borrowings	$6,619	$11,452

Maximum month-end outstanding balance	$9,080	$38,138
Average outstanding balance during the period	$21,092	$27,382
Average interest rate (year-to-date)	0.19%	0.71%
Average interest rate at end of period	0.10%	0.10%

Index
Long-Term Borrowings

At December 31, 2020, the Company had prepaid all FHLB advances.  The Company did have $28.6 million outstanding in long-term FRB borrowings under PPPLF at December 31, 2020 which all mature in April, 2022 and carry an interest rate of 0.35%.

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
			$37,000

The Company also obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At December 31, 2020, the outstanding balance was $1.4 million, and the then-current interest rate was 2.61%. At December 31, 2019 the outstanding balance was $2.0 million, and the then-current interest rate was 4.20%.

The loan agreement with the lender contains financial covenants including minimum return on average asset ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant other than minimum return on average asset ratio at December 31, 2020 and as such, elected to pay the loan in full in early 2021.

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of December 31, 2020, only restricted stock had been granted under the Incentive Stock Plan.

Restricted stock activity for the year ended December 31, 2020 is summarized below.

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, January 1, 2020	19,933	$22.70
Issued	18,903	15.75
Vested	(8,519)	22.10
Forfeited	(741)	21.68
Nonvested, Deceember 31, 2020	29,576	$18.46

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 2.22 years.

The fair value of restricted stock granted during the year ended December 31, 2020 and 2019 was $298 thousand and $361 thousand, respectively.

The remaining unrecognized compensation expense for the shares granted during the year ended December 31, 2020 totaled $176 thousand as of December 31, 2020. For shares granted during the year ended December 31, 2019, the remaining compensation expense totaled $71 thousand as of December 31, 2020.

Index
Stock-based compensation expense was $261 thousand and $224 thousand for the years ended December 31, 2020 and 2019, respectively.

Under the Company’s Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and for 2020 and 2019 was set at 5%.

Total stock purchases under the ESPP amounted to 5,819 shares during 2020 and 3,666 shares during 2019. At December 31, 2020, the Company had 232,451 remaining shares reserved for issuance under the ESPP.

NOTE 12, Stockholders’ Equity and Earnings per Common Share

STOCKHOLDERS’ EQUITY—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:
(dollars in thousands)	Years Ended December 31,		Affected Line Item on
	2020	2019	Consolidated Statement of Income
Available-for-sale securities
Realized gains (losses) on sales of securities	$264	$314	Gain on sale of available-for-sale securities, net
Tax effect	55	66	Income tax expense
	$209	$248

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2020
Balance at beginning of period	$(79)	$(79)
Net other comprehensive income	4,148	4,148
Balance at end of period	$4,069	$4,069

Year Ended December 31, 2019
Balance at beginning of period	$(2,156)	$(2,156)
Net other comprehensive income	2,077	2,077
Balance at end of period	$(79)	$(79)

The following table presents the change in each component of accumulated other comprehensive income, net of tax on a pre-tax and after-tax basis for the periods indicated.
	Year Ended December 31, 2020
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$5,514	$1,157	$4,357
Reclassification adjustment for gains recognized in income	(264)	(55)	(209)

Total change in accumulated other comprehensive income, net	$5,250	$1,102	$4,148

	Year Ended December 31, 2019
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,943	$618	$2,325
Reclassification adjustment for gains recognized in income	(314)	(66)	(248)

Total change in accumulated other comprehensive income, net	$2,629	$552	$2,077

Index
EARNINGS PER COMMON SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to the ESPP.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the years ended December 31, 2020 and 2019:

(dollars in thousands except per share data)	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Year ended December 31, 2020
Net income, basic	$5,389	5,216	$1.03
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$5,389	5,216	$1.03

Year ended December 31, 2019
Net income, basic	$7,860	5,197	$1.51
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$7,860	5,197	$1.51

The Company had no antidilutive shares in 2020 or 2019. Non-vested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

NOTE 13, Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal stockholders, executive officers and directors and their affiliates. These loans were made on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Company’s board of directors, do not involve more than normal risk or present other unfavorable features. None of the principal stockholders, executive officers or directors had direct or indirect loans exceeding 10 percent of stockholders’ equity at December 31, 2020.

Annual activity consisted of the following:

(dollars in thousands)	2020	2019
Balance, beginning of year	$3,910	$4,012
Additions	3,531	297
Reductions	(3,221)	(399)
Balance, end of year	$4,220	$3,910

Deposits from related parties held by the Company at December 31, 2020 and 2019 amounted to $17.2 million and $18.2 million, respectively.

NOTE 14, Income Taxes

The components of income tax expense for the current and prior year-ends are as follows:

(dollars in thousands)	2020	2019
Current income tax expense	$1,155	$728
Deferred income tax expense (benefit)	(634)	352
Reported income tax expense	$521	$1,080

A reconciliation of the expected federal income tax expense on income before income taxes with the reported income tax expense for the same periods follows:

Index
	Years Ended December 31,
(dollars in thousands)	2020	2019
Expected tax expense	$1,241	$1,877
Interest expense on tax-exempt assets	5	7
Low-income housing tax credit	(413)	(440)
Tax-exempt interest, net	(147)	(201)
Bank-owned life insurance	(176)	(164)
Other, net	11	1
Reported tax expense	$521	$1,080

The effective tax rates for 2020 and 2019 were 8.8% and 12.1%, respectively.

The components of the net deferred tax asset, included in other assets, are as follows:

(dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$2,017	$2,029
Nonaccrual loans	9	17
Acquisition accounting	14	61
Net operating losses	643	677
Investments in pass-through entities	224	122
Bank owned life insurance benefit	68	64
Securities available-for-sale	-	21
Stock awards	97	67
Deferred compensation	397	347
Deferred loan fees and costs	443	-
Other	55	59
	$3,967	$3,464
Deferred tax liabilities:
Premises and equipment	$363	$345
Acquisition accounting	67	76
Deferred loan fees and costs	-	117
Securities available-for-sale	1,081	-
	1,511	538
Net deferred tax assets	$2,456	$2,926

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2017.

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

The following financial instruments whose contract amounts represent credit risk were outstanding at:

Index
	December 31,
(dollars in thousands)	2020	2019
Commitments to extend credit:
Home equity lines of credit	$66,999	$62,267
Commercial real estate, construction and development loans committed but not funded	20,258	15,637
Other lines of credit (principally commercial)	64,329	62,321
Total	$151,586	$140,225

Letters of credit	$4,841	$7,724

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extensions of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are not collateralized and usually do not contain a specified maturity date, and ultimately may or may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year, with the exception of one letter of credit which expires in 2022, and two letters of credit which expire in 2023. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various collateral supporting those commitments for which collateral is deemed necessary.

LEGAL CONTINGENCIES
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will not have a material effect on the Company’s Consolidated Financial Statements.

NOTE 16, Fair Value Measurements

DETERMINATION OF FAIR VALUE
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the “Fair Value Measurements and Disclosures” topics of FASB ASU No. 2010-06 and FASB ASU No. 2011-04, and FASB ASU No. 2016-01, the fair value of a financial instrument is the price that would be received in the sale of an asset or transfer of a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at December 31, 2020 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(dollars in thousands)	Balance
Available-for-sale securities
U.S. Treasury securities	$7,043	$-	$7,043	$-
Obligations of U.S. Government agencies	36,696	-	36,696	-
Obligations of state and political subdivisions	45,995	-	45,995	-
Mortgage-backed securities	73,501	-	73,501	-
Money market investments	4,743	-	4,743	-
Corporate bonds and other securities	18,431	-	18,431	-
Total available-for-sale securities	$186,409	$-	$186,409	$-

Index
		Fair Value Measurements at December 31, 2019 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(dollars in thousands)	Balance
Available-for-sale securities
U.S. Treasury securities	$7,003	$-	$7,003	$-
Obligations of U.S. Government agencies	33,604	-	33,604	-
Obligations of state and political subdivisions	24,742	-	24,742	-
Mortgage-backed securities	71,908	-	71,908	-
Money market investments	3,825	-	3,825	-
Corporate bonds and other securities	4,633	-	4,633	-
Total available-for-sale securities	$145,715	$-	$145,715	$-

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

		Carrying Value at December 31, 2020
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans
Loans held for sale	$14,413	$-	$14,413	$-

		Carrying Value at December 31, 2019
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$74	$-	$-	$74
Commercial	1,294	-	-	1,294
Construction	74	-	-	74
Total mortgage loans on real estate	1,442	-	-	1,442
Total	$1,442	$-	$-	$1,442

Loans
Loans held for sale	$590	$-	$590	$-

The Company did not have any Level 3 Fair Value Measurements at December 31, 2020.  The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2019:

Index
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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2020 and December 31, 2019. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values for December 31, 2020 and 2019 are estimated under the exit price notion in accordance with ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of the dates indicated are as follows:
		Fair Value Measurements at December 31, 2020 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(dollars in thousands)	Carrying Value
Assets
Cash and cash equivalents	$120,437	$120,437	$-	$-
Securities available-for-sale	186,409	-	186,409	-
Restricted securities	1,367	-	1,367	-
Loans held for sale	14,413	-	14,413	-
Loans, net of allowances for loan losses	826,759	-	-	825,963
Bank owned life insurance	28,386	-	28,386	-
Accrued interest receivable	3,613	-	3,613	-

Liabilities
Deposits	$1,067,236	$-	$1,070,236	$-
Overnight repurchase agreements	6,619	-	6,619	-
Federal Reserve Bank borrowings	28,550	-	28,550	-
Other borrowings	1,350	-	1,350	-
Accrued interest payable	384	-	384	-

Index
		Fair Value Measurements at December 31, 2019 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(dollars in thousands)	Carrying Value
Assets
Cash and cash equivalents	$89,865	$89,865	$-	$-
Securities available-for-sale	145,715	-	145,715	-
Restricted securities	2,926	-	2,926	-
Loans held for sale	590	-	590	-
Loans, net of allowances for loan losses	738,205	-	-	734,932
Bank owned life insurance	27,547	-	27,547	-
Accrued interest receivable	2,762	-	2,762	-

Liabilities
Deposits	$889,496	$-	$893,584	$-
Overnight repurchase agreements	11,452	-	11,452	-
Federal Home Loan Bank advances	37,000	-	36,747	-
Other borrowings	1,950	-	1,950	-
Accrued interest payable	620	-	620	-

NOTE 17, Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and possibly additional discretionary actions to be initiated by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Federal banking regulations also impose regulatory capital requirements on bank holding companies. Under the small bank holding company policy statement of the FRB, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Company is not subject to regulatory capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, Tier 1, and common equity tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The terms Tier 1 and common equity tier 1 capital, risk-weighted assets and average assets, as used in this note, are as defined in the applicable regulations. Management believes, as of December 31, 2020 and 2019, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

On September 17, 2019 the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, CBLRF as required by the EGRRCPA. The CBLRF is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. The CBLRF was available for banks to begin using in their March 31, 2020, Call Report. The Bank did not opt into the CBLR framework.

As of December 31, 2020, the most recent notification from the Comptroller categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2020 and 2019 are presented in the table below.

Index
	2020		2019
	Regulatory		Regulatory
	Minimums	December 31, 2020	Minimums	December 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	11.69%	4.500%	11.73%
Tier 1 Capital to Risk-Weighted Assets	6.000%	11.69%	6.000%	11.73%
Tier 1 Leverage to Average Assets	4.000%	8.56%	4.000%	9.73%
Total Capital to Risk-Weighted Assets	8.000%	12.77%	8.000%	12.86%
Capital Conservation Buffer	2.500%	4.77%	2.500%	4.86%
Risk-Weighted Assets (in thousands)		$890,091		$863,905

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank and Trust can distribute as dividends to the Company in 2021, without approval of the Comptroller, $7.6 million plus an additional amount equal to the Bank’s and Trust’s retained net profits for 2021 up to the date of any dividend declaration.

NOTE 18, Segment Reporting

The Company operates in a decentralized fashion in three principal business segments: the Bank, the Trust, and the Company (for purposes of this Note). Revenues from the Bank’s operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Trust’s operating revenues consist principally of income from fiduciary and asset management fees. The Parent’s revenues are mainly interest and dividends received from the Bank and Trust companies. The Company has no other segments. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technologies and marketing strategies.

Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the years ended December 31 follows:

	Year Ended December 31, 2020
(dollars in thousands)	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$39,966	$43	$6,069	$(6,069)	$40,009
Income from fiduciary activities	-	3,877	-	-	3,877
Other income	9,899	983	200	(261)	10,821
Total operating income	49,865	4,903	6,269	(6,330)	54,707

Expenses
Interest expense	5,237	-	55	-	5,292
Provision for loan losses	1,000	-	-	-	1,000
Salaries and employee benefits	21,652	3,191	669	-	25,512
Other expenses	15,840	1,078	336	(261)	16,993
Total operating expenses	43,729	4,269	1,060	(261)	48,797

Income before taxes	6,136	634	5,209	(6,069)	5,910

Income tax expense (benefit)	565	136	(180)	-	521

Net income	$5,571	$498	$5,389	$(6,069)	$5,389

Capital expenditures	$901	$23	$-	$-	$924

Total assets	$1,218,766	$6,957	$118,558	$(118,090)	$1,226,191

Index
	Year Ended December 31, 2019
(dollars in thousands)	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$40,121	$120	$8,446	$(8,446)	$40,241
Income from fiduciary activities	-	3,850	-	-	3,850
Other income	9,260	1,028	200	(261)	10,227
Total operating income	49,381	4,998	8,646	(8,707)	54,318

Expenses
Interest expense	6,310	-	112	-	6,422
Provision for loan losses	318	-	-	-	318
Salaries and employee benefits	20,405	3,142	477	-	24,024
Other expenses	13,508	1,015	352	(261)	14,614
Total operating expenses	40,541	4,157	941	(261)	45,378

Income before taxes	8,840	841	7,705	(8,446)	8,940

Income tax expense (benefit)	1,054	181	(155)	-	1,080

Net income	$7,786	$660	$7,860	$(8,446)	$7,860

Capital expenditures	$1,756	$26	$-	$-	$1,782

Total assets	$1,048,158	$6,695	$111,764	$(112,129)	$1,054,488

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

The Company operates in one geographical area and does not have a single external customer from which it derives 10 percent or more of its revenues.

NOTE 19, Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

Balance Sheets	December 31,
(dollars in thousands)	2020	2019
Assets
Cash and cash equivalents	$1,203	$1,399
Securities available-for-sale	-	-
Investment in common stock of subsidiaries	116,848	110,057
Other assets	507	308
Total assets	$118,558	$111,764

Liabilities and Stockholders’ Equity
Other borrowings	$1,350	$1,950
Other liability	63	58
Common stock	25,972	25,901
Additional paid-in capital	21,245	20,959
Retained earnings	65,859	62,975
Accumulated other comprehensive income (loss)	4,069	(79)
Total liabilities and stockholders’ equity	$118,558	$111,764

Index
Statements of Income	Years Ended December 31,
(dollars in thousands)	2020	2019
Income:
Dividends from subsidiary	$3,425	$3,500
Interest on investments	-	-
Other income	200	200
Total income	3,625	3,700

Expenses:
Salary and benefits	669	477
Legal expenses	108	101
Service fees	135	200
Other operating expenses	148	163
Total expenses	1,060	941
Income before income taxes and equity in undistributed net income of subsidiaries	2,565	2,759
Income tax benefit	(180)	(155)
	2,745	2,914
Equity in undistributed net income of subsidiaries	2,644	4,946
Net income	$5,389	$7,860

Statements of Cash Flows	Years Ended December 31,
(dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$5,389	$7,860
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(2,644)	(4,946)
Gain on sale of securities, net	-	-
Stock compensation expense	55	12
Increase in other assets	8	110
Increase in other liabilities	5	22
Net cash provided by operating activities	2,813	3,058

Cash flows from investing activities:
Proceeds from sale of investment securities	-	-
Cash paid in acquisition	-	-
Cash acquired in acquisition	-	-
Cash distributed to subsidiary	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of stock	96	85
Repayment of borrowings	(600)	(600)
Cash dividends paid on common stock	(2,505)	(2,496)
Net cash (used in) provided by financing activities	(3,009)	(3,011)

Net increase (decrease) in cash and cash equivalents	(196)	47

Cash and cash equivalents at beginning of year	1,399	1,352
Cash and cash equivalents at end of year	$1,203	$1,399

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of  December 31, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting. Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s annual report does not include an attestation report of the Company’s independent registered public accounting firm, Yount, Hyde, & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’s report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.
Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders (the 2021 Proxy Statement) to be held on May 25, 2021.

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company is set forth under the caption “Election of Directors” in the 2021 Proxy Statement and is incorporated herein by reference.

The information regarding the Section 16(a) reporting requirements of the directors and executive officers is set forth under the caption “Delinquent Section 16(a) Reports” in the 2021 Proxy Statement and is incorporated herein by reference.

Index
The information concerning the executive officers of the Company required by this item is included in Part I of this report on Form 10-K under the caption “Information about Our Executive Officers.”

The information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Board Committees and Attendance” in the 2021 Proxy Statement and is incorporated herein by reference.

The Company has a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors, officers, employees and principal stockholders.

A copy of the Code of Ethics will be provided free of charge, upon written request made to the Company’s secretary at 1 West Mellen Street, Hampton, Virginia 23663 or by calling (757) 728-1200. The Code of Ethics is also posted on the Company’s website at www.oldpoint.com in the “Community” section, under “Investor Relations” and then “Governance Documents.” The Company intends to satisfy the disclosure requirements of Form 8-K with respect to waivers of or amendments to the Code of Ethics with respect to certain officers of the Company by posting such disclosures on its website under “Waivers of or amendments to the Code of Ethics.” The Company may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

Item 11.	Executive Compensation

The information set forth under the captions “Executive Compensation” in the 2021 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2021 Proxy Statement is incorporated herein by reference.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Interest of Management in Certain Transactions” in the 2021 Proxy Statement is incorporated herein by reference.

The information regarding director independence set forth under the caption “Board Committees and Attendance” in the 2021 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the captions “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy” in the 2021 Proxy Statement is incorporated herein by reference.

Part IV
Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Consolidated Financial Statements

The following Consolidated Financial Statements and reports are included in Part II, Item 8, of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.)
Consolidated Balance Sheets – December 31, 2020 and 2019
Consolidated Statements of Income – Years Ended December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows – Years Ended December 31, 2020 and 2019
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

3.1	Articles of Incorporation of Old Point Financial Corporation, as amended June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 12, 2009)

3.1.1	Articles of Amendment to Articles of Incorporation of Old Point Financial Corporation, effective May 26, 2016 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed May 31, 2016)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated August 9, 2016 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed August 10, 2016)

4.0	Description of the Company’s Common Stock (incorporated by reference to Exhibit 4.0 to Form 10-K filed March 16, 2020)

10.4*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with The Northwestern Mutual Life Insurance Company entered into with each of Robert F. Shuford, Sr. and Eugene M. Jordan, II (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 30, 2005)

10.5*	Directors’ Compensation (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 16, 2020)

10.7*	Summary of Old Point Financial Corporation Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 30, 2015)

10.8*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with Ohio National Life Assurance Corporation entered into with Eugene M. Jordan, II (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.9
Memorandum of Understanding between The Old Point National Bank of Phoebus and Tidewater Mortgage Services, Inc., dated September 10, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-Q filed November 9, 2007)

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

10.16
Membership Interest Purchase Agreement dated January 13, 2017 between Tidewater Mortgage Services, Inc. and The Old Point National Bank of Phoebus (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 20, 2017)

Index
10.22*
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Robert F. Shuford, Jr. (incorporated by reference to Exhibit 10.22 to Form 8-K filed February 28, 2018)

10.24*
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Joseph R. Witt (incorporated by reference to Exhibit 10.24 to Form 8-K filed February 28, 2018)

10.25*
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and Old Point Trust & Financial Services, N.A. and Eugene M. Jordan, II (incorporated by reference to Exhibit 10.25 to Form 8-K filed February 28, 2018)

10.26*
Change of Control Severance Agreement, dated as of February 22, 2018, by and between The Old Point National Bank of Phoebus and Donald S. Buckless (incorporated by reference to Exhibit 10.26 to Form 10-K filed March 16, 2018)

10.27*
Form of Time-Based Restricted Stock Agreement (installment vesting) (approved March 29, 2018) for awards to certain employees under the Old Point Financial Corporation 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.27 to Form 8-K filed April 3, 2018)

10.28*
Form of Time-Based Restricted Stock Agreement (cliff vesting) (approved March 29, 2018) for awards to certain employees under the Old Point Financial Corporation 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.28 to Form 8-K filed April 3, 2018)

10.29*
Form of Time-Based Restricted Stock Agreement (cliff vesting) (approved March 29, 2018) for awards to certain non-employee directors under the Old Point Financial Corporation 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.29 to Form 8-K filed April 3, 2018)

10.30*
Change of Control Severance Agreement, dated as of October 30, 2019, by and between The Old Point National Bank of Phoebus and Elizabeth T. Beale (incorporated by reference to Exhibit 10.30 to Form 10-K filed on March 16, 2020)

10.31*
Change of Control Severance Agreement, dated as of October 30, 2019, by and between The Old Point National Bank of Phoebus and Thomas Hotchkiss (incorporated by reference to Exhibit 10.31 to Form 10-K filed on March 16, 2020)

10.32*
Change of Control Severance Agreement, dated as of December 31, 2019, by and between The Old Point National Bank of Phoebus and Susan R. Ralston (incorporated by reference to Exhibit 10.32 to Form 10-K filed on March 16, 2020)

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

101
The following materials from Old Point Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

* Denotes management contract

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

Date: March 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert F. Shuford, Jr.	Chairman, President & Chief Executive Officer and Director
Robert F. Shuford, Jr.	Principal Executive Officer

Date: March 30, 2021

/s/Elizabeth T. Beale	Chief Financial Officer & Senior Vice President/Finance
Elizabeth T. Beale	Principal Financial & Accounting Officer

Date: March 30, 2021

/s/Stephen C. Adams	Director
Stephen C. Adams

Date: March 30, 2021

/s/James Reade Chisman	Director
James Reade Chisman

Date: March 30, 2021

/s/Russell S. Evans, Jr.	Director
Russell S. Evans, Jr.

Date: March 30, 2021

/s/Michael A. Glasser	Director
Michael A. Glasser

Date: March 30, 2021

/s/Dr. Arthur D. Greene	Director
Dr. Arthur D. Greene

Date: March 30, 2021

/s/John Cabot Ishon	Director
John Cabot Ishon

Date: March 30, 2021

/s/William F. Keefe	Director
William F. Keefe

Date: March 30, 2021

Index
/s/Tom B. Langley	Director
Tom B. Langley

Date: March 30, 2021

/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Director
Date: March 30, 2021

/s/Ellen Clark Thacker
Ellen Clark Thacker
Director
Date: March 30, 2021

/s/Elizabeth S. Wash
Elizabeth S. Wash
Director
Date: March 30, 2021

/s/Joseph R. Witt
Joseph R. Witt
Director
Date: March 30, 2021