Form 10-Q
period 2021-03-31
OLD POINT FINANCIAL CORP
filed 2021-05-14
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

5,240,433 shares of common stock ($5.00 par value) outstanding as of May 7, 2021

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

i

Index
GLOSSARY OF DEFINED TERMS

2020 Annual Report on Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
ALLL	Allowance for Loan and Lease Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
The CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CET1	Common Equity Tier 1
Citizens	Citizens National Bank
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLRF	Community Bank Leverage Ratio
EPS	earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
SEC	Securities and Exchange Commission
SBA	Small Business Administration
TDR	Troubled Debt Restructuring
Trust	Old Point Trust & Financial Services N.A.

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
(dollars in thousands, except share data)	2021	2020
	(unaudited)
Assets

Cash and due from banks	$32,418	$21,799
Interest-bearing due from banks	144,982	98,633
Federal funds sold	4	5
Cash and cash equivalents	177,404	120,437
Securities available-for-sale, at fair value	194,518	186,409
Restricted securities, at cost	1,033	1,367
Loans held for sale	9,291	14,413
Loans, net	798,000	826,759
Premises and equipment, net	32,299	33,613
Premises and equipment, held for sale	902	-
Bank-owned life insurance	28,612	28,386
Goodwill	1,650	1,650
Core deposit intangible, net	308	319
Other assets	13,621	12,838
Total assets	$1,257,638	$1,226,191

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$385,079	$360,602
Savings deposits	539,342	512,936
Time deposits	187,137	193,698
Total deposits	1,111,558	1,067,236
Overnight repurchase agreements	6,204	6,619
Federal Reserve Bank borrowings	10,995	28,550
Other borrowings	-	1,350
Accrued expenses and other liabilities	10,958	5,291
Total liabilities	1,139,715	1,109,046

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,225,295 and 5,224,019 shares outstanding (includes 29,576 of nonvested restricted stock, respectively)	25,979	25,972
Additional paid-in capital	21,324	21,245
Retained earnings	68,245	65,859
Accumulated other comprehensive income, net	2,375	4,069
Total stockholders’ equity	117,923	117,145
Total liabilities and stockholders’ equity	$1,257,638	$1,226,191

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended March 31,
(unaudited, dollars in thousands, except per share data)	2021	2020
Interest and Dividend Income:
Loans, including fees	$9,954	$8,827
Due from banks	43	151
Federal funds sold	-	12
Securities:
Taxable	770	864
Tax-exempt	181	86
Dividends and interest on all other securities	30	46
Total interest and dividend income	10,978	9,986

Interest Expense:
Checking and savings deposits	215	340
Time deposits	584	972
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	23	22
Federal Home Loan Bank advances	-	234
Total interest expense	822	1,568
Net interest income	10,156	8,418
Provision for loan losses	150	300
Net interest income after provision for loan losses	10,006	8,118

Noninterest Income:
Fiduciary and asset management fees	1,027	1,017
Service charges on deposit accounts	688	895
Other service charges, commissions and fees	948	943
Bank-owned life insurance income	226	231
Mortgage banking income	1,188	157
Other operating income	57	35
Total noninterest income	4,134	3,278

Noninterest Expense:
Salaries and employee benefits	6,227	5,994
Occupancy and equipment	1,202	1,266
Data processing	1,043	819
Customer development	78	114
Professional services	545	475
Employee professional development	141	220
Other taxes	251	150
ATM and other losses	139	98
Other operating expenses	932	894
Total noninterest expense	10,558	10,030
Income before income taxes	3,582	1,366
Income tax expense	570	116
Net income	$3,012	$1,250

Basic Earnings per Share:
Weighted average shares outstanding	5,224,501	5,200,250
Net income per share of common stock	$0.58	$0.24

Diluted Earnings per Share:
Weighted average shares outstanding	5,224,501	5,200,989
Net income per share of common stock	$0.58	$0.24

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(unaudited, dollars in thousands)	2021	2020

Net income	$3,012	$1,250
Other comprehensive loss, net of tax
Net unrealized loss on available-for-sale securities	(1,694)	(445)
Other comprehensive loss, net of tax	(1,694)	(445)
Comprehensive income	$1,318	$805

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in thousands, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
THREE MONTHS ENDED MARCH 31, 2021

Balance at December 31, 2020	5,194,443	$25,972	$21,245	$65,859	$4,069	$117,145
Net income	-	-	-	3,012	-	3,012
Other comprehensive loss, net of tax	-	-	-	-	(1,694)	(1,694)
Employee Stock Purchase Plan share issuance	1,276	7	18	-	-	25
Stock-based compensation expense	-	-	61	-	-	61
Cash dividends ($0.12 per share)	-	-	-	(626)	-	(626)
Balance at end of period	5,195,719	$25,979	$21,324	$68,245	$2,375	$117,923

THREE MONTHS ENDED MARCH 31, 2020

Balance at December 31, 2019	5,180,105	$25,901	$20,959	$62,975	$(79)	$109,756
Net income	-	-	-	1,250	-	1,250
Other comprehensive loss, net of tax	-	-	-	-	(445)	(445)
Employee Stock Purchase Plan share issuance	858	4	17	-	-	21
Restricted stock vested	7,258	36	(36)	-	-	-
Stock-based compensation expense	-	-	86	-	-	86
Cash dividends ($0.12 per share)	-	-	-	(624)	-	(624)
Balance at end of period	5,188,221	$25,941	$21,026	$63,601	$(524)	$110,044

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(unaudited, dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,012	$1,250
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	538	544
Amortization of right of use lease asset	104	88
Accretion related to acquisition, net	(4)	(20)
Provision for loan losses	150	300
Net amortization of securities	205	154
Decrease (increase) in loans held for sale, net	5,122	(1,719)
Income from bank owned life insurance	(226)	(231)
Stock compensation expense	61	86
Deferred tax benefit	(12)	215
(Decrease) in other assets	(425)	(573)
Increase (decrease) in accrued expenses and other liabilities	5,667	(1,426)
Net cash provided by (used in) operating activities	14,192	(1,332)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(16,008)	(13,570)
Proceeds from redemption (purchase) of restricted securities, net	334	(226)
Proceeds from maturities and calls of available-for-sale securities	400	2,500
Proceeds from sales of available-for-sale securities	1,300	-
Paydowns on available-for-sale securities	3,850	3,459
Net (increase) decrease in loans held for investment	28,624	(12,850)
Purchases of premises and equipment	(126)	(368)
Net cash provided by (used in) investing activities	18,374	(21,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	24,477	(4,454)
Increase in savings deposits	26,406	29,816
Decrease in time deposits	(6,561)	(12,322)
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(1,765)	(6,785)
Increase in Federal Home Loan Bank advances	-	25,000
Repayment of Federal Home Loan Bank advances	-	(20,000)
Repayment of Federal Reserve Bank borrowings	(17,555)	-
Proceeds from ESPP issuance	25	21
Cash dividends paid on common stock	(626)	(624)
Net cash provided by financing activities	24,401	10,652

Net increase (decrease) in cash and cash equivalents	56,967	(11,735)
Cash and cash equivalents at beginning of period	120,437	89,865
Cash and cash equivalents at end of period	$177,404	$78,130

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$891	$1,639

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized (loss) gain on securities available-for-sale	$(2,144)	$(563)
Loans transferred to other real estate owned	$-	$236
Former bank property transferred from fixed assets to held for sale assets	$902	$-
Right of use lease asset and liability	$1,277	$672

See Notes to Consolidated Financial Statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Accounting Policies

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (NASDAQ: OPOF) (the Company) and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at March 31, 2020 and December 31, 2020, the statements of income, comprehensive income, and changes in stockholders’ equity for the three months ended March 31, 2021 and 2020, and the statements of cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2020 Annual Report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services N.A. (Trust). All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS
Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, the Bank and Trust. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of March 31, 2021, the Bank had 16 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

COVID-19
The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Company. Estimates for the allowance for loan losses at March 31, 2021 include probable and estimable losses related to the pandemic. The Company expects that the pandemic will continue to have an effect on its results of operations. If economic conditions deteriorate further, then additional provision for loan losses may be required in future periods. It is unknown how long these conditions will last and what the ultimate financial impact will be to the Company. Depending on the severity and duration of the economic consequences of the pandemic, the Company’s goodwill may become impaired.

On March 27, 2020, the CARES Act was enacted, which included provisions that, among other things, (i) established the PPP to provide loans guaranteed by the SBA to businesses affected by the pandemic, (ii) provided certain forms of economic stimulus, including direct payments to certain U.S. households, enhanced unemployment benefits, certain income tax benefits intended to assist businesses in surviving the economic crisis, and delayed the required implementation of certain new accounting standards for some entities, and (iii) provided limited regulatory relief to banking institutions. The federal banking agencies have eased certain bank capital requirements and reporting requirements in response to the pandemic, and have encouraged banking institutions to work prudently with borrowers affected by the pandemic by offering loan modifications that can improve borrowers’ capacity to service debt, increase the potential for financially stressed residential borrowers to keep their homes, and facilitate financial institutions’ ability to collect on their loans. The Federal Reserve Board also established the PPPLF to provide funding to eligible financial institutions to facilitate lending under the PPP. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, expanded on some of the benefits made available under the CARES Act, including the PPP program, and provided further economic stimulus. On March 11, 2021, President Biden signed into law the American Rescue Plan which provided a further $1.9 trillion of pandemic relief.

The Company’s business, financial condition and results of operations generally rely upon the ability of its borrowers to repay their loans, the value of collateral underlying secured loans, and the demand for loans and other products and services offered, which are highly dependent on the business environment in the Company’s primary markets. As of March 31, 2021, the Company had loan modifications on $7.1 million, or 0.9% of gross loans, down from approximately $7.4 million of gross loans as of December 31, 2020. Of the loans still under modifications at March 31, 2021, $2.4 million were under initial modification with the remaining $4.7 million under a subsequent modification. Initial and subsequent modifications consisted primarily of 60- or 90-day principal and interest payment deferral periods.

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

RECENTLY ADOPTED ACCOUNTING DEVELOPMENTS
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

Note 2. Securities

Amortized costs and fair values, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated are as follows:

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$6,994	$22	$-	$7,016
Obligations of U.S. Government agencies	35,331	184	(83)	35,432
Obligations of state and political subdivisions	52,029	1,568	(438)	53,159
Mortgage-backed securities	74,306	1,847	(214)	75,939
Money market investments	4,558	-	-	4,558
Corporate bonds and other securities	18,294	195	(75)	18,414
	$191,512	$3,816	$(810)	$194,518

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$6,980	$63	$-	$7,043
Obligations of U.S. Government agencies	36,858	35	(197)	36,696
Obligations of state and political subdivisions	43,517	2,478	-	45,995
Mortgage-backed securities	70,866	2,759	(124)	73,501
Money market investments	4,743	-	-	4,743
Corporate bonds and other securities	18,295	158	(22)	18,431
	$181,259	$5,493	$(343)	$186,409

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

The Company has not recorded impairment charges through income on securities for the three months ended March 31, 2021 or 2020.

The amortized cost and fair value of securities by contractual maturity are shown below:

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$7,094	$7,117
Due after one year through five years	9,657	9,830
Due after five through ten years	40,403	41,494
Due after ten years	129,800	131,519
Other securities, restricted	4,558	4,558
	$191,512	$194,518

The Company did not recognize any net realized gains and losses on the sale of investment securities during the first quarter of 2021 or 2020.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	March 31, 2021
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government agencies	$8	$2,068	$75	$11,047	$83	$13,115
Obligations of state and policitcal subdivisions	438	15,706	-	-	438	15,706
Mortgage-backed securities	214	10,549	-	-	214	10,549
Corporate bonds and other securities	75	6,175	-	-	75	6,175
Total securities available-for-sale	$735	$34,498	$75	$11,047	$810	$45,545

	December 31, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government agencies	$8	$2,810	$189	$17,191	$197	$20,001
Mortgage-backed securities	118	14,291	6	1,285	124	15,576
Corporate bonds and other securities	22	5,977	-	-	22	5,977
Total securities available-for-sale	$148	$23,078	$195	$18,476	$343	$41,554

The number of investments at an unrealized loss position as of March 31, 2021 and December 31, 2020 were 34 and 29, respectively. Certain investments within the Company’s portfolio had unrealized losses for more than twelve months at March 31, 2021 and December 31, 2020, as shown in the tables above. The unrealized losses were caused by changes in market interest rates and not a result of credit deterioration. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2021 or December 31, 2020.

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

Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

(dollars in thousands)	March 31, 2021	December 31, 2020
Mortgage loans on real estate:
Residential 1-4 family	$119,053	$122,800
Commercial - owner occupied	161,885	153,955
Commercial - non-owner occupied	158,528	162,896
Multifamily	23,010	22,812
Construction	39,253	43,732
Second mortgages	9,947	11,178
Equity lines of credit	49,770	50,746
Total mortgage loans on real estate	561,446	568,119
Commercial and industrial loans	124,040	141,746
Consumer automobile loans	76,831	80,390
Other consumer loans	38,182	37,978
Other (1)	7,162	8,067
Total loans, net of deferred fees	807,661	836,300
Less: Allowance for loan losses	9,661	9,541
Loans, net of allowance and deferred fees (2)	$798,000	$826,759
(1)	Overdrawn accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts, excluding internal use accounts, totaled $467 thousand and $271 thousand at March 31, 2021 and December 31, 2020, respectively.
(2)	Net deferred loan fees totaled $1.8 million and $2.1 million at March 31, 2021 and December 31, 2020, respectively.

Acquired Loans
The outstanding principal balance and the carrying amount of total acquired loans included in the consolidated balance sheets as of March 31, 2021 and December 31, 2020 are as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Outstanding principal balance	$7,739	$8,671
Carrying amount	7,685	8,602

The Company did not have any outstanding principal balance or related carrying amount of purchased credit-impaired loans as of March 31, 2021 and December 31, 2020. The following table presents changes in the accretable yield on purchased credit-impaired loans, for which the Company applies FASB ASC 310-30, at March 31, 2021 and 2020:

(dollars in thousands)	March 31, 2021	March 31, 2020
Balance at January 1	$-	$72
Accretion	-	(10)
Other changes, net	-	-
Balance at end of period	$-	$62

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

Index
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

•	Loss: Loans have been identified for charge-off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following tables present credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of March 31, 2021
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$118,877	$-	$176	$-	$119,053
Commercial - owner occupied	158,564	2,444	877	-	161,885
Commercial - non-owner occupied	157,792	736	-	-	158,528
Multifamily	23,010	-	-	-	23,010
Construction	38,255	998	-	-	39,253
Second mortgages	9,947	-	-	-	9,947
Equity lines of credit	49,770	-	-	-	49,770
Total mortgage loans on real estate	$556,215	$4,178	$1,053	$-	$561,446
Commercial and industrial loans	123,715	325	-	-	124,040
Consumer automobile loans	76,520	-	311	-	76,831
Other consumer loans	38,182	-	-	-	38,182
Other	7,162	-	-	-	7,162
Total	$801,794	$4,503	$1,364	$-	$807,661

Credit Quality Information
As of December 31, 2020
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$122,621	$-	$179	$-	$122,800
Commercial - owner occupied	148,738	2,462	2,755	-	153,955
Commercial - non-owner occupied	162,148	748	-	-	162,896
Multifamily	22,812	-	-	-	22,812
Construction	42,734	998	-	-	43,732
Second mortgages	11,178	-	-	-	11,178
Equity lines of credit	50,746	-	-	-	50,746
Total mortgage loans on real estate	$560,977	$4,208	$2,934	$-	$568,119
Commercial and industrial loans	141,391	355	-	-	141,746
Consumer automobile loans	79,997	-	393	-	80,390
Other consumer loans	37,978	-	-	-	37,978
Other	8,067	-	-	-	8,067
Total	$828,410	$4,563	$3,327	$-	$836,300

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

Age Analysis of Past Due Loans as of March 31, 2021
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	PCI	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$480	$-	$36	$-	$251	$118,286	$119,053
Commercial - owner occupied	-	278	-	-	878	160,729	161,885
Commercial - non-owner occupied	185	-	-	-	-	158,343	158,528
Multifamily	-	-	-	-	-	23,010	23,010
Construction	46	130	88	-	-	38,989	39,253
Second mortgages	-	-	14	-	-	9,933	9,947
Equity lines of credit	-	-	-	-	-	49,770	49,770
Total mortgage loans on real estate	$711	$408	$138	$-	$1,129	$559,060	$561,446
Commercial and industrial loans	8	548	-	-	-	123,484	124,040
Consumer automobile loans	517	141	265	-	-	75,908	76,831
Other consumer loans	695	218	715	-	-	36,554	38,182
Other	19	2	1	-	-	7,140	7,162
Total	$1,950	$1,317	$1,119	$-	$1,129	$802,146	$807,661
(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccural column and not also in its respective past due column.

In the table above, the past due totals include small business and student loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $1.5 million at March 31, 2021.

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

Index
Although the portions of the student and small business loan portfolios that are 90 days or more past due would normally be considered impaired, the Company does not include these loans in its impairment analysis. Because the federal government has provided guarantees of repayment of these student and small business loans in an amount ranging from 97% to 100% of the total principal and interest of the loans as of March 31, 2021, management does not expect significant increases in delinquencies of these loans to have a material effect on the Company.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class

(dollars in thousands)	March 31, 2021	December 31, 2020
Mortgage loans on real estate:
Residential 1-4 family	$251	$311
Commercial - owner occupied	878	903
Total mortgage loans on real estate	$1,129	$1,214
Total	$1,129	$1,214

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Three Months Ended March 31,
(dollars in thousand)	2021	2020
Interest income that would have been recorded under original loan terms	$27	$78
Actual interest income recorded for the period	-	-
Reduction in interest income on nonaccrual loans	$27	$78

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

There were no new TDRs in the three months ended March 31, 2021 and 2020.

At March 31, 2021 and 2020, the Company had no outstanding commitments to disburse additional funds on any TDR. The Company had no loans secured by residential 1 - 4 family real estate in the process of foreclosure at March 31, 2021 and 2020.

In the three months ended March 31, 2021 and 2020, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

All TDRs are factored into the determination of the allowance for loan losses and included in the impaired loan analysis, as discussed below.

Under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act 2021, banks may elect not to categorize loan modifications as TDRs if the modifications are related to the COVID-19 pandemic, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of 60 days after the date of termination of the National Emergency by the President and January 1, 2022. All short term loan modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief are not considered TDRs. The Company has examined the payment accommodations granted to borrowers in response to COVID-19 and found that all borrowers were current prior to relief and were not experiencing financial difficulty prior to the COVID-19 pandemic. As of March 31, 2021, the Company had loan modifications on $7.1 million, or 0.9%, of the loan portfolio, granting primarily 60- or 90- day principal and interest payment deferrals. Loan modifications under the CARES Act are being monitored for indications of credit softening, at which time the credit will be analyzed under current underwriting standards for appropriate action and designation. The Company recognizes interest income as earned and management expects that the deferred interest will be repaid by the borrower in a future period.

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

Impaired Loans by Class
					For the Three Months Ended
	As of March 31, 2021				March 31, 2021
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$420	$75	$316	$38	$395	$-
Commercial	2,597	950	441	13	1,407	-
Construction	83	-	81	-	82	1
Second mortgages	133	-	131	4	132	1
Total mortgage loans on real estate	3,233	1,025	969	55	2,016	2
Commercial and industrial loans	6	5	-	-	6	-
Other consumer loans	14	12	-	-	13	-
Total	$3,253	$1,042	$969	$55	$2,035	$2

Impaired Loans by Class
					For the Year Ended
	As of December 31, 2020				December 31, 2020
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$474	$366	$87	$1	$458	$10
Commercial	3,490	1,306	121	1	2,559	46
Construction	83	-	83	-	84	5
Second mortgages	133	-	133	9	134	5
Total mortgage loans on real estate	4,180	1,672	424	11	3,235	66
Commercial and industrial loans	6	6	-	-	7	-
Other consumer loans	14	14	-	-	15	1
Total	$4,200	$1,692	$424	$11	$3,257	$67

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

Index
Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At March 31, 2021 and December 31, 2020 management used eight twelve-quarter migration periods.

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

Given the timing of the outbreak in the United States of the COVID-19 pandemic combined with government stimulus actions for both individuals and small businesses, management does not believe that the Company’s performance in relation to credit quality during 2020 or the first quarter of 2021 was significantly impacted. The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular. However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic. With so much uncertainty, it is impossible for the Company to accurately predict the impact that the pandemic will have on the Company’s primary market and the overall extent to which it will affect the Company’s financial condition and results of operations. The Company’s credit administration is closely monitoring and analyzing the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the Board of Directors. Based on capital levels, stress testing indications, prudent underwriting policies, watch credit processes, and loan concentration diversification, the Company currently expects to be able to manage the economic risks and uncertainties associated with the pandemic which may include additional provision for loan losses.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management’s estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $9.7 million adequate to cover probable loan losses inherent in the loan portfolio at March 31, 2021.

Index
The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
For the Three Months ended March 31, 2021
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541
Charge-offs	(4)	-	(1)	-	(197)	(114)	-	(316)
Recoveries	2	-	14	1	213	56	-	286
Provision for loan losses	93	(17)	(24)	(118)	(33)	196	53	150
Ending Balance	$741	$322	$2,549	$4,317	$1,285	$261	$186	$9,661

Individually evaluated for impairment	$-	$-	$42	$13	$-	$-	$-	$55
Collectively evaluated for impairment	741	322	2,507	4,304	1,285	261	186	9,606
Purchased credit-impaired loans	-	-	-	-	-	-		-

Ending Balance	$741	$322	$2,549	$4,317	$1,285	$261	$186	$9,661

Loans Balances:
Individually evaluated for impairment	5	81	522	1,391	12	-	-	2,011
Collectively evaluated for impairment	124,035	39,172	201,258	319,022	115,001	7,162	-	805,650
Purchased credit-impaired loans	-	-	-	-	-	-		-
Ending Balance	$124,040	$39,253	$201,780	$320,413	$115,013	$7,162	$-	$807,661
(1) The real estate-mortgage segment includes residential 1 – 4 family, second mortgages and equity lines of credit.
(2) The consumer segment includes consumer automobile loans.

For the Year ended December 31, 2020
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$1,244	$258	$2,505	$3,663	$1,694	$296	$-	$9,660
Charge-offs	(25)	-	(149)	(654)	(822)	(355)	-	(2,005)
Recoveries	47	10	69	317	377	66	-	886
Provision for loan losses	(616)	71	135	1,108	53	116	133	1,000
Ending Balance	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541

Individually evaluated for impairment	$-	$-	$10	$1	$-	$-	$-	$11
Collectively evaluated for impairment	650	339	2,550	4,433	1,302	123	133	9,530
Purchased credit-impaired loans	-	-	-	-	-	-		-

Ending Balance	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541

Loans Balances:
Individually evaluated for impairment	6	83	586	1,427	14	-	-	2,116
Collectively evaluated for impairment	141,740	43,649	206,950	315,424	118,354	8,067	-	834,184
Purchased credit-impaired loans	-	-	-	-	-	-		-
Ending Balance	$141,746	$43,732	$207,536	$316,851	$118,368	$8,067	$-	$836,300
(1) The real estate-mortgage segment includes residential 1 – 4 family, second mortgages and equity lines of credit.
(2) The consumer segment includes consumer automobile loans.

Note 4. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the optional transition method provided by ASU No. 2018-11 and did not adjust prior periods for ASC 842.  The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases.  As stated in the Company’s 2019 Form 10-K, the implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $751 thousand at the date of adoption, which is related to the Company’s lease of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the consolidated balance sheets. During 2020, the Company executed three new leases and extended two existing leases resulting in recognition of additional right-of-use asset and lease liability of $1.3 million.

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

The following tables present information about the Company’s leases:

(dollars in thousands)	March 31, 2021
Lease liabilities	$1,277
Right-of-use assets	$1,260
Weighted average remaining lease term	4.34 years
Weighted average discount rate	1.76%

	Three Months Ended March 31,
Lease cost (in thousands)	2021	2020
Operating lease cost	$104	$88
Total lease cost	$104	$88

Cash paid for amounts included in the measurement of lease liabilities	$139	$84

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of March 31, 2021
Nine months ending December 31, 2021	$213
Twelve months ending December 31, 2022	339
Twelve months ending December 31, 2023	248
Twelve months ending December 31, 2024	240
Thereafter	309
Total undiscounted cash flows	$1,349
Discount	(72)
Lease liabilities	$1,277

Note 5. Low-Income Housing Tax Credits
The Company was invested in four separate housing equity funds at both March 31, 2021 and December 31, 2020. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $2.2 million and $2.3 million at March 31, 2021 and December 31, 2020, respectively. The expected terms of these investments and the related tax benefits run through 2033. Total projected tax credits to be received for 2021 are $361 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $18 thousand at March 31, 2021 and December 31, 2020, respectively, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet.

Index
The table below summarizes the tax credits and other tax benefits recognized by the Company related to these investments during the periods indicates:

	Three Months Ended March 31,
	2021	2020
Tax credits and other benefits
Amortization of operating losses	$49	$45
Tax benefit of operating losses*	10	9
Tax credits	94	103
Total tax benefits	$104	$112

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

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At March 31, 2021 and December 31, 2020, the remaining credit available from these lines totaled $100.0 million. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $365.6 million and $374.7 as of March 31, 2021 and December 31, 2020, respectively.

SHORT-TERM BORROWINGS
The following table presents total short-term borrowings as of the dates indicated:

(dollar in thousands)	March 31, 2021	December 31, 2020
Overnight repurchase agreements	$6,204	$6,619
Total short-term borrowings	$6,204	$6,619

Maximum month-end outstanding balance	$6,606	$9,080
Average outstanding balance during the period	$7,032	$21,092
Average interest rate (year-to-date)	0.10%	0.19%
Average interest rate at end of period	0.10%	0.10%

LONG-TERM BORROWINGS
At March 31, 2021 the Company had borrowings under the FRB’s Paycheck Protection Program Liquidity Facility (PPPLF) of $11.0 million.  These borrowings are fully collateralized by PPP loans and will mature in concert with the underlying collateral, all of which will mature within 24 months of origination.

The Company also obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens National Bank acquisition. The terms of the loan included a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At December 31, 2020, the outstanding balance was $1.4 million, and the then-current interest rate was 2.61%. The Company elected to pay the loan in full during the first quarter of 2021.

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

Index
The following financial instruments whose contract amounts represent credit risk were outstanding at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Commitments to extend credit:
Home equity lines of credit	$69,138	$66,999
Commercial real estate, construction and development loans committed but not funded	22,967	20,258
Other lines of credit (principally commercial)	67,681	64,329
Total	$159,786	$151,586

Letters of credit	$4,796	$4,841

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of March 31, 2021 only restricted stock has been granted under the Incentive Stock Plan.

Restricted stock activity for the three months ended March 31, 2021 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2021	29,576	$18.46
Issued	-	-
Vested	-	-
Forfeited	-	-
Nonvested, March 31, 2021	29,576	$18.46

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.04 years.

There was no restricted stock granted during the three months ended March 31, 2021 and 2020.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $216 thousand as of March 31, 2021 and $134 thousand as of March 31, 2020.

Stock-based compensation expense was $61 thousand and $86 thousand for the three months ended March 31, 2021 and 2020,  respectively.

Under the Company’s Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and was set at 5% for 2020 and for the first three months of 2021.

1,276 shares were purchased under the ESPP during the three months ended March 31, 2021. At March 31, 2021, the Company had 231,175 remaining shares reserved for issuance under the ESPP.

Index
Note 9. Stockholders’ Equity and Earnings per Share

STOCKHOLDERS’ EQUITY – Accumulated Other Comprehensive Income (Loss)
The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

	Three Months Ended March 31,		Affected Line Item on Consolidated Statement of Income
(dollars in thousands)	2021	2020
Available-for-sale securities
Realized gains on sales of securities	$-	$-	Gain on sale of available-for-sale securities, net
Tax effect	-	-	Income tax expense
	$-	$-

The following tables present the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2021
Balance at beginning of period	$4,069	$4,069
Net other comprehensive loss	(1,694)	(1,694)
Balance at end of period	$2,375	$2,375

Three Months Ended March 31, 2020
Balance at beginning of period	$(79)	$(79)
Net other comprehensive loss	(445)	(445)
Balance at end of period	$(524)	$(524)

The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated.

	Three Months Ended March 31, 2021
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,144)	$(450)	$(1,694)

Total change in accumulated other comprehensive income, net	$(2,144)	$(450)	$(1,694)

	Three Months Ended March 31, 2020
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(563)	$(118)	$(445)

Total change in accumulated other comprehensive income, net	$(563)	$(118)	$(445)

EARNINGS PER COMMON SHARE
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to the employee stock purchase plan.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2021 and 2020:

(dollars in thousands except per share data)	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2021
Net income, basic	$3,012	5,225	$0.58
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$3,012	5,225	$0.58

Three Months Ended March 31, 2020
Net income, basic	$1,250	5,200	$0.24
Potentially dilutive common shares - employee stock purchase program	-	1	-
Diluted	$1,250	5,201	$0.24

Index
The Company had no antidilutive shares outstanding in the three months ended March 31, 2021 and 2020, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

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

Index
The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at March 31, 2021 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$7,016	$-	$7,016	$-
Obligations of U.S. Government agencies	35,432	-	35,432	-
Obligations of state and political subdivisions	53,159	-	53,159	-
Mortgage-backed securities	75,939	-	75,939	-
Money market investments	4,558	-	4,558	-
Corporate bonds and other securities	18,414	-	18,414	-
Total available-for-sale securities	$194,518	$-	$194,518	$-

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$7,043	$-	$7,043	$-
Obligations of U.S. Government agencies	36,696	-	36,696	-
Obligations of state and political subdivisions	45,995	-	45,995	-
Mortgage-backed securities	73,501	-	73,501	-
Money market investments	4,743	-	4,743	-
Corporate bonds and other securities	18,431	-	18,431	-
Total available-for-sale securities	$186,409	$-	$186,409	$-

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

		Carrying Value at March 31, 2021
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans
Loans held for sale	$9,291	$-	$9,291	$-

		Carrying Value at December 31, 2020
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans
Loans held for sale	$14,413	$-	$14,413	$-

The Company did not have any Level 3 Fair Value Measurements at December 31, 2021 or 2020.

Index
The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at March 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$177,404	$177,404	$-	$-
Securities available-for-sale	194,518	-	194,518	-
Restricted securities	1,033	-	1,033	-
Loans held for sale	9,291	-	9,291	-
Loans, net of allowances for loan losses	798,000	-	-	801,357
Bank owned life insurance	28,612	-	28,612	-
Accrued interest receivable	3,302	-	3,302	-

Liabilities
Deposits	$1,111,558	$-	$1,114,120	$-
Overnight repurchase agreements	6,204	-	6,204	-
Federal Reserve Bank borrowings	10,995	-	10,995	-
Accrued interest payable	311	-	311	-

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$120,437	$120,437	$-	$-
Securities available-for-sale	186,409	-	186,409	-
Restricted securities	1,367	-	1,367	-
Loans held for sale	14,413	-	14,413	-
Loans, net of allowances for loan losses	826,759	-	-	826,083
Bank owned life insurance	28,386	-	28,386	-
Accrued interest receivable	3,613	-	3,613	-

Liabilities
Deposits	$1,067,236	$-	$1,070,236	$-
Overnight repurchase agreements	6,619	-	6,619	-
Federal Reserve Bank borrowings	28,550	-	28,550	-
Other borrowings	1,350	-	1,350	-
Accrued interest payable	384	-	384	-

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2021 and 2020 follows:

	Three Months Ended March 31, 2021
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,973	$5	$3,148	$(3,148)	$10,978
Income from fiduciary activities	-	1,027	-	-	1,027
Other income	2,866	256	50	(65)	3,107
Total operating income	13,839	1,288	3,198	(3,213)	15,112

Expenses
Interest expense	818	-	4	-	822
Provision for loan losses	150	-	-	-	150
Salaries and employee benefits	5,320	743	164	-	6,227
Other expenses	4,063	279	54	(65)	4,331
Total operating expenses	10,351	1,022	222	(65)	11,530

Income before taxes	3,488	266	2,976	(3,148)	3,582

Income tax expense (benefit)	550	56	(36)	-	570

Net income	$2,938	$210	$3,012	$(3,148)	$3,012

Capital expenditures	$121	$5	$-	$-	$126

Total assets	$1,250,353	$7,003	$117,956	$(117,674)	$1,257,638

Index
	Three Months Ended March 31, 2020
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$9,963	$23	$1,439	$(1,439)	$9,986
Income from fiduciary activities	-	1,017	-	-	1,017
Other income	1,990	286	50	(65)	2,261
Total operating income	11,953	1,326	1,489	(1,504)	13,264

Expenses
Interest expense	1,548	-	20	-	1,568
Provision for loan losses	300	-	-	-	300
Salaries and employee benefits	4,988	814	192	-	5,994
Other expenses	3,682	342	77	(65)	4,036
Total operating expenses	10,518	1,156	289	(65)	11,898

Income before taxes	1,435	170	1,200	(1,439)	1,366

Income tax expense (benefit)	129	37	(50)	-	116

Net income	$1,306	$133	$1,250	$(1,439)	$1,250

Capital expenditures	$368	$-	$-	$-	$368

Total assets	$1,058,955	$6,774	$111,861	$(112,313)	$1,065,277

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company’s 2020 Annual Report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Old Point Financial Corporation and its subsidiaries (collectively, the Company). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2020 Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2020. Highlighted in the discussion are material changes from prior reporting periods and certain identifiable trends affecting the Company. Results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

Cautionary Statement Regarding Forward-Looking Statements
This report contains statements concerning the Company’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to: statements regarding expected future operations and financial performance; the Company’s technology and efficiency initiatives and anticipated completion timelines; potential effects of the COVID-19 pandemic, including on asset quality, the allowance for loan losses, provision for loan losses, interest rates, and results of operations, certain items that management does not expect to have an ongoing impact on consolidated net income, future dividend payments, net interest margin compression and items affecting net interest margin, strategic business initiatives and the anticipated effects thereof, lending under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA), margin compression, asset quality, adequacy of allowances for loan losses and the level of future chargeoffs, liquidity and capital levels, the Company’s assessment of and ability to manage and remediate the impact of cyber incidents, including those involving theft and fraudulent activity directed at the Bank and its customers and employees, perpetrated by third-party cybercriminals, the effect of future market and industry trends and the effects of future interest rate levels and fluctuations. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in:

Index
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

•	future levels of government defense spending particularly in the Company’s service area
•	the impact of potential changes in the political landscape and related policy changes, including monetary, regulatory and trade policies
•	the US. Government’s guarantee of repayment of student or small business loans purchased by the Company
•	the value of securities held in the Company’s investment portfolios
•	demand for loan products and the impact of changes in demand on loan growth
•	the quality or composition of the loan portfolios and the value of the collateral securing those loans
•	changes in the volume and mix of interest-earning assets and interest-bearing liabilities
•	the effects of management’s investment strategy and strategy to manage the net interest margin
•	the level of net charge-offs on loans and the adequacy of our allowance for loan and lease losses
•	performance of the Company’s dealer lending program
•	deposit flows
•	the strength of the Company’s counterparties
•	competition from both banks and non-banks
•	demand for financial services in the Company’s market area
•	implementation of new technologies
•	the Company’s ability to develop and maintain secure and reliable electronic systems
•	any interruption or breach of security in the Company’s information systems or those of the Company’s third-party vendors or their service providers
•	reliance on third parties for key services
•	cyber threats, attacks or events
•	the use of inaccurate assumptions in management’s modeling systems
•	technological risks and developments
•	the commercial and residential real estate markets
•	the demand in the secondary residential mortgage loan markets
•	expansion of the Company’s product offerings
•	accounting principles, policies and guidelines and elections made by the Company thereunder

These risks and uncertainties, in addition to the risks and uncertainties identified in the Company’s 2020 Annual Report on Form 10-K, the Company’s Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K should be considered in evaluating the forward-looking statements contained herein. Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “intend,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available. Readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which it is made, except as otherwise required by law. In addition, past results of operations are not necessarily indicative of future results.

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

About Old Point Financial Corporation
The Company is the parent company of The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services, N. A. (Trust). The Bank is a locally managed community bank serving the Hampton Roads localities of Chesapeake, Hampton, Isle of Wight County, Newport News, Norfolk, Virginia Beach, Williamsburg/James City County and York County. The Bank currently has 16 branch offices.  The Bank also has a loan production office in Richmond and a mortgage loan origination office in Charlotte, NC.  Trust is a wealth management services provider.

On April 1, 2018, the Company acquired Citizens National Bank (Citizens). Under the terms of the merger agreement, Citizens stockholders received 0.1041 shares of Company stock and $2.19 in cash for each share of Citizens stock. Systems integration was completed in May 2018.

On March 11, 2020, the World Health Organization  declared COVID-19 a pandemic. Due to orders issued by the Governor of Virginia and in an abundance of caution for the health of our customers and employees, during 2020 the Company closed lobbies of all branches but remained fully operational through appointments and drive thru capabilities. Beginning on May 3, 2021, the Company’s branch lobbies have fully re-opened for service. The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and impaired their ability to fulfill their financial obligations to the Company. The impact of the COVID-19 pandemic is fluid and continues to evolve. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and has had an adverse effect on the Company’s business, financial condition and results of operations due to net interest margin compression. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently not yet estimable and the Company believes that it will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

The Company actively assisted both customers and non-customers in obtaining loans through the PPP administered by the SBA. Additionally, the Company is working with customers affected by COVID-19 through payment deferrals and is tracking all payment accommodations to customers to identify and quantify any impact they might have on the Company.  As of March 31, 2021, the Company had loan modifications on $7.1 million, or 0.9% of gross loans, down from approximately $7.4 million, or 0.9% of gross loans as of December 31, 2020. Of the loans still under modifications at March 31, 2021, $2.4 million were under initial modification with the remaining $4.7 million under a subsequent modification. Initial and subsequent modifications consisted primarily of 60- or 90-day principal and interest payment deferral periods. Continued uncertainty regarding the duration and scope of the pandemic and related effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses and resulting provision for loan losses.

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

Index
The critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses. Accordingly, the Company’s significant accounting policies are discussed in Note 1 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, and are discussed in further detail in the Company’s 2020 Annual Report on Form 10-K.

Executive Overview
For the three months ended March 31, 2021 net income was $3.0 million, or $0.58 earnings per diluted common share. This compares to net income of $1.3 million, or $0.24 earnings per diluted common share, for the first quarter of 2020. This increase was principally attributable to increased net interest income, decreased provision for loan losses, and increased noninterest income driven by increased mortgage banking income.

Highlights of the quarter are as follows:

•	Return on average assets (ROA) was 0.99% compared to 0.17% in the prior quarter and 0.48% in the first quarter of 2020.

•	Return on average equity (ROE) was 10.3% compared to 1.8% in the prior quarter and 4.5% in the first quarter of 2020.

•
Net interest margin (NIM) improved to 3.58% from 3.52% in the first quarter of 2020 and 3.16% in the prior quarter.  NIM on a fully tax-equivalent basis (FTE) improved to 3.60% from 3.53% in the first quarter of 2020 and 3.18% in the prior quarter

•	Total assets were $1.3 billion at March 31, 2021, growing $31.4 million or 2.6% from December 31, 2020.

•	Deposits grew $44.3 million to $1.1 billion at March 31, 2021 from December 31, 2020.

•
Non-performing assets (NPAs) increased slightly to $2.2 million at March 31, 2021 compared to $2.0 million at December 31, 2020, but decreased significantly from $7.0 million as of March 31, 2020. NPAs as a percentage of total assets was 0.18% at March 31, 2021, which compared to 0.16% at December 31, 2020 and 0.65% at March 31, 2020.

•	Net interest income improved to $10.2 million for the first quarter of 2021, compared to $9.4 million for the fourth quarter of 2020 and $8.4 million for the first quarter of 2020.

•	Noninterest income was $4.1 million for the first quarter of 2021, increasing from $3.8 million for the fourth quarter of 2020 and $3.3 million for the first quarter of 2020.

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

For the first quarter of 2021, net interest income was $10.2 million, an increase of $1.7 million or 20.7% from the first quarter of 2020. The increase was primarily due to the impact of significant growth in average earning asset balances at lower average earning yields partially offset by higher average interest bearing liabilities balances at lower average interest bearing costs. The compression on yield and cost was primarily due to the reduction of the federal funds target rate by the Federal Reserve to a range of 0.00% to 0.25% in March 2020 in response to the COVID-19 pandemic, but is also impacted by PPP loan originations (which bear interest at a rate of 1%) and higher levels of liquidity.  Average earning assets increased year-over-year by $187.2 million, or 19.4%.  The average tax-equivalent yield on earning assets for the first quarter of 2021 decreased by 30 basis points compared to the same period of 2020 but was positively impacted by accelerated recognition of deferred fees and costs related to PPP forgiveness in the first quarter of 2021. Average interest bearing liabilities increased $54.1 million, or 7.9%, and the average rate on interest-bearing liabilities for the quarter ended March 31, 2021 was 0.45%, down from 0.92% for the same period of 2020, benefiting from the lower rate environment and reduced interest expense related to repayment of higher-cost long-term borrowings during 2020.

The NIM for the first quarter of 2021 was 3.58%, an increase from 3.52% for the first quarter of 2020.  On a fully tax-equivalent basis, (FTE), NIM increased  to 3.60% for the first quarter of 2021, up from 3.53% for the prior year quarter.  Average loan yields were lower for the first quarter of 2021 compared to the same period of 2020 due to the lower interest rate environment which resulted in lower average yields on new loan originations and repricing within the existing loan portfolio. PPP loans earn at a fixed interest rate of 1%. Loan fees and costs related to PPP loans are deferred at time of loan origination, are amortized into interest income over the remaining term of the loans and accelerated upon forgiveness or repayment of the PPP loans. Net PPP fees of $1.6 million were recognized in the first quarter of 2021. High levels of liquidity invested at lower yielding short-term levels in the low interest rate environment also continue to impact the NIM. For more information about these FTE financial measures, please see “Non-GAAP- Financial Measures” and “Reconciliation of Certain Non-GAAP Financial Measures,” below.

Index
The Company believes NIM may be affected in future periods by several factors that are difficult to predict, including (1) changes in interest rates, which may depend on the severity of adverse economic conditions, the timing and extent of any economic recovery, and the extent of government stimulus measures, which are inherently uncertain, (2) possible changes in the composition of earning assets which may result from decreased loan demand as a result of the current economic environment (3) the recognition of net deferred fees on PPP loans, which is subject to the timing of repayment or forgiveness.

The following tables show analyses of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES
	For the quarter ended March 31,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
ASSETS
Loans*	$835,349	$9,965	4.84%	$754,710	$8,839	4.71%
Investment securities:
Taxable	159,516	770	1.96%	142,853	863	2.43%
Tax-exempt*	29,696	229	3.12%	11,223	110	3.93%
Total investment securities	189,212	999	2.14%	154,076	973	2.54%
Interest-bearing due from banks	124,347	43	0.14%	47,931	151	1.27%
Federal funds sold	4	-	0.04%	3,367	12	1.45%
Other investments	1,319	30	9.16%	2,991	46	6.15%
Total earning assets	1,150,231	$11,037	3.89%	963,075	$10,021	4.19%
Allowance for loan losses	(9,648)			(9,636)
Other non-earning assets	97,123			103,101
Total assets	$1,237,706			$1,056,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$67,759	$3	0.02%	$49,222	$3	0.02%
Money market deposit accounts	347,530	201	0.24%	280,955	317	0.45%
Savings accounts	108,262	11	0.04%	86,607	20	0.09%
Time deposits	191,298	584	1.24%	223,126	972	1.75%
Total time and savings deposits	714,849	799	0.45%	639,910	1,312	0.82%
Federal funds purchased, repurchase agreements and other borrowings	26,253	23	0.35%	8,595	22	1.03%
Federal Home Loan Bank advances	-	-	0.00%	38,484	234	2.45%
Total interest-bearing liabilities	741,102	822	0.45%	686,989	1,568	0.92%
Demand deposits	368,073			253,429
Other liabilities	9,906			4,093
Stockholders’ equity	118,625			112,029
Total liabilities and stockholders’ equity	$1,237,706			$1,056,540
Net interest margin		$10,215	3.60%		$8,453	3.53%
*Computed on a fully tax-equivalent basis (non-GAAP) using a 21% rate, adjusting interest income by $59 thousand and $35 thousand for March 31, 2021 and 2020, respectively. **Annualized

Provision for Loan Losses and Credity Quality
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio. This expense is based on management’s estimate of probable credit losses inherent to the loan portfolio. Management’s evaluation included credit quality trends, collateral values, discounted cash flow analysis, loan volumes, geographic, borrower and industry concentrations, the findings of internal credit quality assessments and results from external regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions including uncertainties associated with the COVID-19 pandemic, were used in developing estimated loss factors for determining the loan loss provision. Based on its analysis of the adequacy of the allowance for loan losses, management concluded that the provision was appropriate.

For the three months ended March 31, 2021, the Company recorded $150 thousand for the provision for loan losses. For the first quarter of 2020, the Company recognized $300 thousand provision for loan losses.

Index
The allowance for loan and lease losses (ALLL) was $9.7 million at March 31, 2021 and $9.5 million at December 31, 2020. The ALLL as a percentage of loans held for investment was 1.20% at March 31, 2021 compared to 1.14% at December 31, 2020. The increase from December 31, 2020 to March 31, 2021 is primarily related to lower outstanding loan balances and increased qualititative reserves. The decrease in the ALLL as a percentage of loans held for investment at March 31, 2021 compared to March 31, 2020 was primarily attributable to PPP loan originations, creating a 0.10% compression at March 31, 2021. Excluding PPP loans, which are 100% guaranteed by the SBA, the ALLL as a percentage of loans held for investment was 1.30% at March 31, 2021 and 1.27% at December 31, 2020. Historical annualized net charge offs as a percentage of average loans outstanding decreased to 0.01% for the first quarter of 2021 compared to 0.15% in the first quarter of 2020.  For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” and “Reconciliation of Certain Non-GAAP Financial Measures,” below.

As of March 31, 2021, compared to December 31, 2020, there have not been significant changes in the overall credit quality of the loan portfolio, however the effects of government stimulus, including PPP loans, may be delaying signs of credit deterioration. Low levels of NPAs and year-over-year quantitative historical loss rates continue to demonstrate improvement, resulting in a 6 basis point reduction in the historical loss rate as a percentage of loans evaluated collectively for impairment overall, but are being offset by a 6 basis point increase in qualitative factor components primarily related to economic uncertainty stemming from the COVID-19 pandemic. As the economic impact of the COVID-19 pandemic continues to evolve, elevated levels of risk within the loan portfolio may require additional increases in the allowance for loan losses.

The Company has made loan modifications under the CARES Act, enacted on March 27, 2020, and subsequently amended by the Consolidated Appropriations Act 2021, which provided that certain loan modifications that were (1) related to COVID-19 and (2) for loans that were not more than 30 days past due as of December 31, 2019 are not required to be designated as TDRs.  At March 31, 2021, the Company had loan modifications of $7.1 million, or less than 1% of gross loans, down slightly from $7.4 million as of December 31, 2020. Of the loans still under modifications at March 31, 2021, $2.4 million were under initial modification with the remaining $4.7 million under a subsequent modification. Initial and subsequent modifications consisted primarily of 60- or 90-day principal and interest payment deferral periods. Of the modified loans, $4.0 million, or 56.1%, was secured by owner occupied commercial real estate, and $2.3 million, or 32.1%, was secured by various other types of real estate. The Company recognizes interest income as earned and management expects that the deferred interest owed on each such loan modification will be repaid by the borrower in a future period.

Noninterest Income
Noninterest income was $4.1 million in the three months ended March 31, 2021, an increase of $856 thousand or 26.1% from the first quarter of 2020. The quarter over quarter increase was primarily driven by an increase in mortgage banking income primarily due to (i) higher volume resulting from the current interest rate environment, (ii) higher gains on sales of loans as a result of higher margins on loan originated for resale and (iii) expansion of the mortgage lending team.  This increase was slightly offset by decreases in service charges on deposit accounts. The decrease in service charges on deposit accounts was primarily impacted by lower nonsufficient funds, or NSF, fees which historically trend downward during periods of economic uncertainty and lower service charges due to higher deposit balances.

Noninterest Expense
Noninterest expense was $10.6 million for the first quarter of 2021, an increase of $528 thousand, or 5.3%, from the first quarter of 2020. The quarter-over-quarter and year-over-year increases are primarily related to salaries and employee benefits, data processing, and other taxes expense, partially offset by decreases in occupancy and equipment, customer development, and employee professional development.

Total salaries and benefits costs increased $233 thousand, or 3.9%, when comparing the first quarters of 2021 and 2020.  The increase in salaries and employee benefits is primarily attributable to (i) the addition of highly skilled bankers in lending, information technology, and operations management to the team later in 2020; and (ii) increased commission expense related to higher mortgage loan origination volume in 2021 which were partially offset by the deferral of costs related to PPP loan origination. The costs related to PPP loan originations were deferred at time of origination and are being amortized to interest income over the remaining lives of the loans, which may be 24 or 60 months at origination.  These costs are amortized against the related loan fees received for the origination of the PPP loans.  Recognition of the deferred costs and related fees will be accelerated upon forgiveness or repayment of the PPP loans.

The Company’s 2021 roadmap for implementation of bank-wide technology and efficiency initiatives includes the full roll-out of a new loan origination system, upgrades to critical infrastructure software related to imaging, and implementations of a new data analytics solution, deposit origination platform, teller systems, online appointment scheduling, and online account opening. These initiatives have driven an increase of $224 thousand from the quarter ended March 31, 2020 to the quarter ended March 31, 2021 and are expected to continue to contribute to increased noninterest expenses during the implementation and transition timeframes as our operational structure pivoted from in-house to outsourced environments and shifted costs previously included in occupancy and equipment expense. The Company expects to continue its bank-wide technology initiative implementations throughout 2021.

Decreases in customer development and employee professional development expenses for the three months ended 2021 over the comparative 2020 period is directly related to the COVID-19 pandemic. The increase in other tax expenses was driven by resolution of certain tax credits related to bank franchise tax of $94 thousand.

Index
The Company’s income tax expense for the first quarter of 2021 increased $454 thousand when compared to the same period in 2020 primarily due to overall higher net income and lower federal income tax credits for investment in certain housing projects. The effective federal income tax rates for the three months ended March 31, 2021 was 15.9% and the effective tax rates for the three months ended March 31, 2020 was 8.5%.

Balance Sheet Review
Unless otherwise noted, all comparisons in this section are between balances at December 31, 2020 and March 31, 2021.

Total assets as of March 31, 2021 were $1.3 billion, an increase of $31.4 million or 2.6%, compared to $1.2 billion at December 31, 2020. Net loans held for investment decreased $28.8 million, or 3.5%, from December 31, 2020 to $798.0 million. The change in net loans held for investment was primarily attributed to declines of $19.2 million in the PPP loan segment and $3.2 million in the indirect automobile segment.  PPP loan forgiveness of $55.0 million was partially offset by originations of new PPP loans of $35.8 million. Cash and cash equivalents increased $57.0 million, or 47.3%. Securities available-for-sale increased $8.1 million, or 4.4% from December 31, 2020 to $194.6 million at March 31, 2021, as additional liquidity provided by growth in deposit accounts continues to be deployed in the Company’s investment portfolio.

Total deposits increased $44.3 million, or 4.2%, to $1.1 billion at March 31, 2021. Noninterest-bearing deposits increased $24.5 million, or 6.8%, savings deposits increased $26.4 million, or 5.2%, and time deposits decreased $6.6 million, or 3.4%. The impact of government stimulus, PPP loan related deposits, and higher levels of consumer savings were primary drivers of the increase in total deposits.  Expanding the low cost deposit base and re-pricing to reduce interest expense continue to be key strategies to buffer NIM compression during the current low rate environment. Total borrowings decreased $19.3 million.  The primary driver of the decrease was repayment of borrowing under the Paycheck Protection Program Liquidity Facility (PPPLF) initiated by the Federal Reserve to partially fund PPP loan originations, resulting in the Company borrowing $11.0 million as of March 31, 2021 as compared to $28.6 million at December 31, 2020.  PPPLF borrowings are fully collateralized by PPP loans and will mature in concert with the underlying collateral, all of which will mature within 24 months of origination.

Average assets for the first three months of 2021 increased $181.2 million, or 17.2%, compared to the first three months of 2020. Comparing the first three months of 2021 to the first three months of 2020, average loans increased $80.6 million, and average investment securities increased $35.1 million. Total average deposits increased $189.6 million with year-over-year average balance increases of 45.2% in non-interest bearing deposits and 25.6% in savings deposits, including interest-bearing transaction and money market accounts.  Average borrowings decreased $20.8 million.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of March 31, 2021, the Bank’s unpledged, available-for-sale securities totaled $116.3 million. The Company’s primary external source of liquidity is advances from the FHLB. In addition, the Company had cash and cash equivalents of $177.4 million at March 31, 2021, including interest-bearing deposits in other banks of $150.0 million, that could provide additional liquidity to the Company

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of the end of the first quarter of 2021, the Company had $365.6 million in FHLB borrowing availability based on loans and securities currently available for pledging. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the first quarter of 2021, the Company had $100.0 million available in federal funds lines to address any short-term borrowing needs.

As disclosed in the Company’s consolidated statements of cash flows, net cash provided by operating activities was $14.2 million, net cash provided by investing activities was $18.4 million, and net cash provided by financing activities was $24.4 million for the three months ended March 31, 2021. Combined, this contributed to a $57.0 million increase in cash and cash equivalents for the three months ended March 31, 2021.

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

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and OREO. OREO consists of real estate from a foreclosure on loan collateral. The Company had no OREO as of March 31, 2021 and December 31, 2020.

The majority of the loans past due 90 days or more and accruing interest at March 31, 2021 are  student and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. When a loan changes from “past due 90 days or more and accruing interest” status to “nonaccrual” status, the loan is reviewed for impairment. In most cases, if the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to the allowance for loan losses to cover the anticipated deficiency, based on information available to management at that time.

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

Index
The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
(dollars in thousands)	March 31, 2021	December 31, 2020	Increase (Decrease)
Nonaccrual loans
Real estate-mortgage (1)	$251	$311	$(60)
Real estate-commercial	878	903	(25)
Total nonaccrual loans	$1,129	$1,214	$(85)

Loans past due 90 days or more and accruing interest
Real estate-construction	$88	$-	$88
Real estate-mortgage (1)	50	-	50
Real estate-commercial	-	-	-
Consumer loans (2)	$981	$744	$237
Total loans past due 90 days or more and accruing interest	$1,119	$744	$375

Restructured loans
Real estate-construction	$82	$83	$(1)
Real estate-mortgage (1)	481	492	(11)
Real estate-commercial	1,318	1,352	(34)
Total restructured loans	$1,881	$1,927	$(46)
Less nonaccrual restructured loans (included above)	1,088	1,120	(32)
Less restructured loans currently in compliance (3)	793	807	(14)
Net nonperforming, accruing restructured loans	$-	$-	$-
Nonperforming loans	$2,248	$1,958	$290

Total nonperforming assets	$2,248	$1,958	$290
(1) The real estate-mortgage segment includes residential 1 – 4 family, second mortgages and equity lines of credit.
(2) Amounts listed include student loans and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The portion of these guaranteed loans that is past due 90 days or more totaled $693 thousand at March 31, 2021 and $547 thousand at December 31, 2020.
(3) As of  March 31, 2021 and December 31, 2020, all of the Company’s restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of March 31, 2021 were $2.2 million, $291 thousand lower than nonperforming assets as of December 31, 2020. Nonaccrual loans decreased $85 thousand when comparing the balances as of March 31, 2021 to December 31, 2020.  See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for additional information about the change in nonaccrual loans. Management has set aside specific allocations on those loans where it is deemed appropriate based on the information available to management at this time regarding the cash flow, anticipated financial performance, and collateral securing these loans. Management believes that the collateral and/or discounted cash flow on these loans will be sufficient to cover balances for which it has no specific allocation.

The majority of the balance of nonaccrual loans at March 31, 2021 was related to one large credit relationship of $878 thousand, representing 77.8% of the $1.1 million of nonaccrual loans at March 31, 2021. This relationship has been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover the outstanding principal balance. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

Loans past due 90 days or more and accruing interest increased $376 thousand. As of March 31, 2021, $693 thousand of the $1.1 million of loans past due 90 days or more and accruing interest were government-guaranteed student loans on which the Company expects to experience minimal losses. Because the federal government has provided guarantees of repayment of these loans in an amount ranging from 97% to 98% of the total principal and interest of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company.

Index
Total restructured loans decreased by $46 thousand from December 31, 2020 to March 31, 2021 primarily due to pay-offs and paydowns. All accruing TDRs are performing in accordance with their modified terms and have been evaluated for impairment, with any necessary reserves recorded as needed.

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

The majority of the Company’s TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of March 31, 2021 and December 31, 2020, the impaired loan component of the allowance for loan losses was $55 thousand and $11 thousand, respectively.

The second component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes, and as of March 31, 2021 and December 31, 2020 included factors related to the COVID-19 pandemic.

Historical loss is the final component of the allowance for loan losses and is calculated based on the migration of loans from performing to charge-off over a period of time that management deems appropriate to provide a reasonable estimate of losses inherent in the loan portfolio. Historical loss is based on eight migration periods of twelve quarters each.

Both the historical loss and qualitative factor components of the allowance are applied to loans evaluated collectively for impairment. The portfolio is segmented based on the loan classifications set by the Federal Financial Institutions Examination Council in the instructions for the call report applicable to the Bank. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan’s payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company’s internally assigned risk grades: substandard, other assets especially mentioned (OAEM, rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of Doubtful or Loss, but as of March 31, 2021 and December 31, 2020 the Company had no loans in these categories.

The overall historical loss rate from December 31, 2020 to March 31, 2021, decreased 6 basis points as a percentage of loans evaluated collectively for impairment as a result of overall improving asset quality combined with continued improvement in non-performing assets.  For the same period,  the qualitative factor components increased 6 basis points as a percentage of loans evaluated collectively for impairment overall.  This increase was primarily due to segment adjustments for economic conditions and uncertainty related to the COVID-19 pandemic and change in volume for certain segments. While there have not been significant changes in overall credit quality of the loan portfolio from December 31, 2020 to March 31, 2021, the economic impact of the COVID-19 pandemic and the effects of government stimulus, including PPP loans, may be delaying signs of credit deterioration, potentially resulting in elevated levels of risk within the loan portfolio which may require additional increases in the allowance for loan losses.

On a combined basis, the historical loss and qualitative factor components amounted to $9.7 million as of March 31, 2021 and $9.5 million at December 31, 2020.  Management is monitoring portfolio activity, such as levels of deferral and/or modification requests, deferral and/or modification concentration levels by collateral, as well as industry concentration levels to identify areas within the loan portfolio which may create elevated levels of risk should the economic environment created by the COVID-19 pandemic or effects of federal government relief programs present indications of economic instability that is other than temporary in nature.

Index
The allowance for loan losses was 1.20% of total loans held for investment on March 31, 2021 and 1.14% on December 31, 2020. The increase from December 31, 2020 to March 31, 2021 is primarily related to lower outstanding loan balances and increased qualititative reserves. The decrease in the ALLL as a percentage of loans held for investment at March 31, 2021 compared to March 31, 2020 was primarily attributable to PPP loan originations, creating a 0.10% compression at March 31, 2021. Excluding PPP loans, the ALLL as a percentage of loans held for investment was 1.30% at March 31, 2021 and 1.27% at December 31, 2020. Loans held for investment excluding PPP loans is a non-GAAP financial measure. For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” and “Reconciliation of Certain Non-GAAP Financial Measures,” below. As of March 31, 2021, the allowance for loan losses was 429.95% of nonperforming loans and nonperforming assets, respectively; this compares to 487.3% of both nonperforming loans and nonperforming assets as of December 31, 2020. Management believes it has provided an adequate reserve for nonperforming loans at March 31, 2021.

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

Capital Resources
Total stockholders’ equity as of March 31, 2021 was $117.9 million, an increase of $778 thousand or 0.7% from $117.1 million at December 31, 2020. The increase was the result of increased retained earnings partially offset by net unrealized loss on available-for-sale securities, a component of accumulated other comprehensive income on the consolidated balance sheets. The movement in the unrealized gain/loss position was driven by changes in market rates and shift in portfolio composition.

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

In June 2013, the federal bank regulatory agencies adopted the Basel III Capital Rules (i) to implement the Basel III capital framework and (ii) for calculating risk-weighted assets. These rules became effective January 1, 2015, subject to limited phase-in periods. The EGRRCPA, enacted in May 2018, required action by the FRB to expand the applicability of its small bank holding company policy statement, which, among other things, exempts certain bank holding companies from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements that apply to other bank holding companies. In August 2018, the FRB issued an interim final rule provisionally expanding the applicability of the small bank holding company policy statement to bank holding companies with consolidated total assets of less than $3 billion. The statement previously applied only to bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, which was effective upon its issuance, the Company expects that it will be treated as a small bank holding company and will no longer be subject to regulatory capital requirements. For an overview of the Basel III Capital Rules and the EGRRCPA, refer to “Regulation and Supervision” included in Item 1, “Business” of the Company’s 2020 Annual Report on Form 10-K.

On September 17, 2019 the federal bank regulatory agencies finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the EGRRCPA. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

The following is a summary of the Bank’s capital ratios at March 31, 2021. As shown below, these ratios were all well above the recommended regulatory minimum levels.

	2021 Regulatory Minimums	March 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	12.02%
Tier 1 Capital to Risk-Weighted Assets	6.000%	12.02%
Tier 1 Leverage to Average Assets	4.000%	8.79%
Total Capital to Risk-Weighted Assets	8.000%	13.13%
Capital Conservation Buffer	2.500%	5.13%
Risk-Weighted Assets (in thousands)		$880,840

Book value per share was $22.57 at March 31, 2021 as compared to $21.16 at March 31, 2020. Cash dividends were $626 thousand and $624 thousand or $0.12 per share in the first three months of 2021 and 2020, respectively.

Contractual Obligations
In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows.

The Company obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens acquisition. The Company elected to pay the loan in full during the first quarter of 2021.

As of March 31, 2021, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2020 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of March 31, 2021, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2020 Annual Report on Form 10-K.

Index
Non-GAAP Financial Measures
In reporting the results of the quarter ended March 31, 2021, the Company has provided supplemental financial measures on a tax equivalent or an adjusted basis.  These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP.  In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations and enhance comparability of results of operations with prior periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance. A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is presented below.

	Three Months Ended March 31,
(dollar in thousands, except per share data)	2021	2020
Fully Taxable Equivalent Net Interest Income
Net interest income (GAAP)	$10,156	$8,418
FTE adjustment	59	35
Net interest income (FTE) (non-GAAP)	$10,215	$8,453
Noninterest income (GAAP)	4,134	3,278
Total revenue (FTE) (non-GAAP)	$14,349	$11,731
Noninterest expense (GAAP)	10,558	10,030

Average earning assets	$1,150,231	$963,075
Net interest margin	3.58%	3.52%
Net interest margin (FTE) (non-GAAP)	3.60%	3.53%

Efficiency ratio	73.88%	85.76%
Efficiency ratio (FTE) (non-GAAP)	73.58%	85.50%

ALLL as a Percentage of Loans Held for Investment	March 31, 2021	December 31, 2020
Loans held for investment (net of deferred fees and costs) (GAAP)	$807,661	$836,300
Less PPP originations	66,805	85,983
Loans held for investment, (net of deferred fees and costs), excluding PPP (non-GAAP)	$740,856	$750,317

ALLL	$9,961	$9,541

ALLL as a Percentage of Loans Held for Investment	1.20%	1.14%
ALLL as a Percentage of Loans Held for Investment, net of PPP originations	1.30%	1.27%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures. Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s first quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s 2020 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon vesting of restricted stock awards to satisfy tax withholding requirements. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the three months ended March 31, 2021, the Company did not repurchase any shares related to the equity compensation plan awards.

During the three months ended March 31, 2021, the Company did not repurchase any shares pursuant to the Company’s stock repurchase program. The Company is authorized to repurchase, during any given calendar year, up to an aggregate of 5 percent of the shares of the Company’s common stock outstanding as of January 1 of that calendar year.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

Information Required by Item 407(c)(3) of Regulation S-K:

The Company has made no changes to the process by which security holders may recommend nominees to its Board of Directors, which is discussed in the Company’s Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders.

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

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for March 31, 2021), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

May 14, 2021	/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

May 14, 2021	/s/Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)