Form 10-Q
period 2021-06-30
OLD POINT FINANCIAL CORP
filed 2021-08-16
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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

5,244,635 shares of common stock ($5.00 par value) outstanding as of August 9, 2021

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

i

Index
GLOSSARY OF DEFINED TERMS

2020 Annual Report on Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
ALLL	Allowance for Loan and Lease Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
The CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CET1	Common Equity Tier 1
Citizens	Citizens National Bank
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLR	Community Bank Leverage Ratio
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
NIM	Net Interest Margin
Notes	The Company’s 3.50% fixed-to-floating rate subordinated notes due 2031
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
SEC	Securities and Exchange Commission
SBA	Small Business Administration
SOFR	Secured overnight financing rate
TDR	Troubled Debt Restructuring
Trust	Old Point Trust & Financial Services N.A.

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands, except share data)	2021	2020
	(unaudited)
Assets

Cash and due from banks	$21,118	$21,799
Interest-bearing due from banks	134,377	98,633
Federal funds sold	3	5
Cash and cash equivalents	155,498	120,437
Securities available-for-sale, at fair value	213,211	186,409
Restricted securities, at cost	1,033	1,367
Loans held for sale	2,284	14,413
Loans, net	823,200	826,759
Premises and equipment, net	32,419	33,613
Premises and equipment, held for sale	871	-
Bank-owned life insurance	28,817	28,386
Goodwill	1,650	1,650
Core deposit intangible, net	297	319
Other assets	15,531	12,838
Total assets	$1,274,811	$1,226,191

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$398,908	$360,602
Savings deposits	555,744	512,936
Time deposits	179,365	193,698
Total deposits	1,134,017	1,067,236
Overnight repurchase agreements	12,239	6,619
Federal Reserve Bank borrowings	3,313	28,550
Other borrowings	-	1,350
Accrued expenses and other liabilities	5,314	5,291
Total liabilities	1,154,883	1,109,046

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,244,635 and 5,224,019 shares outstanding (includes 39,103 and 29,576 of nonvested restricted stock, respectively)	26,028	25,972
Additional paid-in capital	21,372	21,245
Retained earnings	69,457	65,859
Accumulated other comprehensive income, net	3,071	4,069
Total stockholders’ equity	119,928	117,145
Total liabilities and stockholders’ equity	$1,274,811	$1,226,191

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, dollars in thousands, except per share data)	2021	2020	2021	2020
Interest and Dividend Income:
Loans, including fees	$8,814	$8,924	$18,768	$17,751
Due from banks	52	32	95	183
Federal funds sold	-	-	-	12
Securities:
Taxable	791	712	1,561	1,576
Tax-exempt	191	137	372	223
Dividends and interest on all other securities	11	43	41	89
Total interest and dividend income	9,859	9,848	20,837	19,834

Interest Expense:
Checking and savings deposits	235	298	450	638
Time deposits	511	883	1,095	1,855
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	7	15	30	37
Federal Home Loan Bank advances	-	179	-	413
Total interest expense	753	1,375	1,575	2,943
Net interest income	9,106	8,473	19,262	16,891
Provision for loan losses	-	300	150	600
Net interest income after provision for loan losses	9,106	8,173	19,112	16,291

Noninterest Income:
Fiduciary and asset management fees	1,051	909	2,078	1,926
Service charges on deposit accounts	700	615	1,388	1,510
Other service charges, commissions and fees	1,120	980	2,068	1,923
Bank-owned life insurance income	204	192	430	423
Mortgage banking income	381	223	1,569	380
Gain on sale of available-for-sale securities, net	-	184	-	184
Gain on sale of fixed assets	-	818	-	818
Other operating income	82	37	139	72
Total noninterest income	3,538	3,958	7,672	7,236

Noninterest Expense:
Salaries and employee benefits	6,227	5,464	12,454	11,458
Occupancy and equipment	1,123	1,188	2,325	2,454
Data processing	1,197	804	2,240	1,623
Customer development	69	71	147	185
Professional services	620	590	1,165	1,065
Employee professional development	192	93	333	313
Other taxes	171	158	422	308
ATM and other losses	17	60	156	158
Other operating expenses	919	776	1,851	1,670
Total noninterest expense	10,535	9,204	21,093	19,234
Income before income taxes	2,109	2,927	5,691	4,293
Income tax expense	267	433	837	549
Net income	$1,842	$2,494	$4,854	$3,744

Basic Earnings per Share:
Weighted average shares outstanding	5,237,479	5,220,137	5,231,026	5,210,139
Net income per share of common stock	$0.35	$0.48	$0.93	$0.72

Diluted Earnings per Share:
Weighted average shares outstanding	5,237,479	5,220,262	5,231,026	5,210,573
Net income per share of common stock	$0.35	$0.48	$0.93	$0.72

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, dollars in thousands)	2021	2020	2021	2020

Net income	$1,842	$2,494	$4,854	$3,744
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	696	4,021	(998)	3,576
Reclassification for gain included in net income	-	(145)	-	(145)
Other comprehensive income (loss), net of tax	696	3,876	(998)	3,431
Comprehensive income	$2,538	$6,370	$3,856	$7,175

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in thousands, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
THREE MONTHS ENDED JUNE 30, 2021

Balance at March 31, 2020	5,195,719	$25,979	$21,324	$68,245	$2,375	$117,923
Net income	-	-	-	1,842	-	1,842
Other comprehensive income, net of tax	-	-	-	-	696	696
Employee Stock Purchase Plan share issuance	1,292	6	22	-	-	28
Restricted stock vested	8,521	43	(43)	-	-	-
Stock-based compensation expense	-	-	69	-	-	69
Cash dividends ($0.12 per share)	-	-	-	(630)	-	(630)

Balance at end of period	5,205,532	$26,028	$21,372	$69,457	$3,071	$119,928

THREE MONTHS ENDED JUNE 30, 2020

Balance at March 31, 2019	5,188,221	$25,941	$21,026	$63,601	$(524)	$110,044
Net income	-	-	-	2,494	-	2,494
Other comprehensive loss, net of tax	-	-	-	-	3,876	3,876
Employee Stock Purchase Plan share issuance	1,735	9	16	-	-	25
Restricted stock vested	1,261	6	(6)	-	-	-
Stock-based compensation expense	-	-	57	-	-	57
Cash dividends ($0.12 per share)	-	-	-	(627)	-	(627)

Balance at end of period	5,191,217	$25,956	$21,093	$65,468	$3,352	$115,869

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in thousands, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
SIX MONTHS ENDED JUNE 30, 2021

Balance at December 31, 2020	5,194,443	$25,972	$21,245	$65,859	$4,069	$117,145
Net income	-	-	-	4,854	-	4,854
Other comprehensive loss, net of tax	-	-	-	-	(998)	(998)
Employee Stock Purchase Plan share issuance	2,568	13	40	-	-	53
Restricted stock vested	8,521	43	(43)	-	-	-
Stock-based compensation expense	-	-	130	-	-	130
Cash dividends ($0.24 per share)	-	-	-	(1,256)	-	(1,256)

Balance at end of period	5,205,532	$26,028	$21,372	$69,457	$3,071	$119,928

SIX MONTHS ENDED JUNE 30, 2020

Balance at December 31, 2019	5,180,105	$25,901	$20,959	$62,975	$(79)	$109,756
Net income	-	-	-	3,744	-	3,744
Other comprehensive income, net of tax	-	-	-	-	3,431	3,431
Employee Stock Purchase Plan share issuance	2,593	13	33	-	-	46
Restricted stock vested	8,519	42	(42)	-	-	-
Stock-based compensation expense	-	-	143	-	-	143
Cash dividends ($0.24 per share)	-	-	-	(1,251)	-	(1,251)

Balance at end of period	5,191,217	$25,956	$21,093	$65,468	$3,352	$115,869

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(unaudited, dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,854	$3,744
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,052	1,070
Amortization of right of use lease asset	185	179
Accretion related to acquisition, net	(7)	(40)
Provision for loan losses	150	600
Net amortization of securities	438	300
Decrease (increase) in loans held for sale, net	12,129	(2,904)
Income from bank owned life insurance	(430)	(423)
Stock compensation expense	130	143
Deferred tax benefit	(12)	(1,030)
(Decrease) in other assets	(2,602)	(201)
Increase (decrease) in accrued expenses and other liabilities	23	(1,012)
Net cash provided by (used in) operating activities	15,910	(576)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(49,310)	(30,891)
Proceeds from redemption (purchase) of restricted securities, net	334	(226)
Proceeds from maturities and calls of available-for-sale securities	8,280	5,316
Proceeds from sales of available-for-sale securities	3,130	9,385
Paydowns on available-for-sale securities	9,397	5,831
Net decrease (increase) in loans held for investment	3,438	(109,499)
Purchases of premises and equipment	(760)	(662)
Proceeds from sale of premises and equipment	31	1,297
Net cash used in investing activities	(25,460)	(119,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	38,306	81,165
Increase in savings deposits	42,808	60,359
Decrease in time deposits	(14,333)	(19,100)
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings, net	4,270	(3,780)
Increase in Federal Home Loan Bank advances	-	25,000
Repayment of Federal Home Loan Bank advances	-	(20,000)
Increase in Federal Reserve Bank borrowings	-	37,515
Repayment of Federal Reserve Bank borrowings	(25,237)	(175)
Proceeds from ESPP issuance	53	46
Cash dividends paid on common stock	(1,256)	(1,251)
Net cash provided by financing activities	44,611	159,779

Net increase in cash and cash equivalents	35,061	39,754
Cash and cash equivalents at beginning of period	120,437	89,865
Cash and cash equivalents at end of period	$155,498	$129,619

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,693	$3,059

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized (loss) gain on securities available-for-sale	$3,887	$4,343
Loans transferred to other real estate owned	$-	$254
Former bank property transferred from fixed assets to held for sale assets	$902	$-
Right of use lease asset and liability	$1,277	$789

See Notes to Consolidated Financial Statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Accounting Policies

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (NASDAQ: OPOF) (the Company) and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at June 30, 2021 and December 31, 2020, the statements of income, comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and the statements of cash flows for the six months ended June 30, 2021 and 2020. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

NATURE OF OPERATIONS
Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, the Bank and Trust. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of June 30, 2021, the Bank had 16 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

COVID-19
The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Company. Estimates for the allowance for loan losses at June 30, 2021 include probable and estimable losses related to the pandemic. While there have been signals of economic recovery and a resumption of many types of business activity, there remains significant uncertainty in the measurement of these losses. If economic conditions deteriorate further, then additional provision for loan losses may be required in future periods. It is unknown how long these conditions will last and what the ultimate financial impact will be to the Company. Depending on the severity and duration of the economic consequences of the pandemic, the Company’s goodwill may become impaired.

On March 27, 2020, the CARES Act was enacted, which included provisions that, among other things, (i) established the PPP to provide loans guaranteed by the SBA to businesses affected by the pandemic, (ii) provided certain forms of economic stimulus, including direct payments to certain U.S. households, enhanced unemployment benefits, certain income tax benefits intended to assist businesses in surviving the economic crisis, and delayed the required implementation of certain new accounting standards for some entities, and (iii) provided limited regulatory relief to banking institutions. The federal banking agencies have eased certain bank capital requirements and reporting requirements in response to the pandemic, and have encouraged banking institutions to work prudently with borrowers affected by the pandemic by offering loan modifications that can improve borrowers’ capacity to service debt, increase the potential for financially stressed residential borrowers to keep their homes, and facilitate financial institutions’ ability to collect on their loans. The Federal Reserve also established the PPPLF to provide funding to eligible financial institutions to facilitate lending under the PPP. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, expanded on some of the benefits made available under the CARES Act, including the PPP program, and provided further economic stimulus. On March 11, 2021, President Biden signed into law the American Rescue Plan which provided a further $1.9 trillion of pandemic relief.

The Company’s business, financial condition and results of operations generally rely upon the ability of its borrowers to repay their loans, the value of collateral underlying secured loans, and the demand for loans and other products and services offered, which are highly dependent on the business environment in the Company’s primary markets. As of June 30, 2021, the Company had loan modifications of $54 thousand down from approximately $7.4 million as of December 31, 2020.

Index
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU No. 2016-13 as codified in Topic 326, including ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11, ASU No. 2020-02, and ASU No. 2020-03.  These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.  The Company has formed a committee to oversee the adoption of the new standard, has engaged a third party to assist with implementation, has performed data fit gap and loss driver analyses, intends to run parallel models beginning in 2022, and is continuing to evaluate the impact that ASU No. 2016-13 will have on its consolidated financial statements.

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

Other accounting standards that have been adopted by the Company or issued by the FASB or other standards-setting bodies have not or are not currently expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2. Securities

Amortized costs and fair values, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated are as follows:

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$9,052	$-	$(62)	$8,990
Obligations of U.S. Government agencies	38,636	226	(45)	38,817
Obligations of state and political subdivisions	51,224	2,224	(176)	53,272
Mortgage-backed securities	83,475	1,943	(393)	85,025
Money market investments	3,893	-	-	3,893
Corporate bonds and other securities	23,043	219	(48)	23,214
	$209,323	$4,612	$(724)	$213,211

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$6,980	$63	$-	$7,043
Obligations of U.S. Government agencies	36,858	35	(197)	36,696
Obligations of state and political subdivisions	43,517	2,478	-	45,995
Mortgage-backed securities	70,866	2,759	(124)	73,501
Money market investments	4,743	-	-	4,743
Corporate bonds and other securities	18,295	158	(22)	18,431
	$181,259	$5,493	$(343)	$186,409

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

Index
The Company has not recorded impairment charges through income on securities for the six months ended June 30, 2021 or 2020.

The amortized cost and fair value of securities by contractual maturity are shown below:

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$300	$302
Due after one year through five years	9,929	10,073
Due after five through ten years	56,897	58,317
Due after ten years	138,304	140,626
Other securities, restricted	3,893	3,893
	$209,323	$213,211

The following table summarizes the net realized gains and losses on the sale of investment securities duing the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Securities Available-for-sale
Realized gains on sales of securities	$-	$185	$-	$185
Realized losses on sales of securities	-	(1)	-	(1)
Net realized gain	$-	$184	$-	$184

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	June 30, 2021
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$62	$8,990	$-	$-	$62	$8,990
Obligations of U.S. Government agencies	10	3,908	35	5,674	45	9,582
Obligations of state and political subdivisions	176	10,181	-	-	176	10,181
Mortgage-backed securities	334	17,669	59	4,481	393	22,150
Corporate bonds and other securities	48	7,202	-	-	48	7,202
Total securities available-for-sale	$630	$47,950	$94	$10,155	$724	$58,105

	December 31, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government agencies	$8	$2,810	$189	$17,191	$197	$20,001
Mortgage-backed securities	118	14,291	6	1,285	124	15,576
Corporate bonds and other securities	22	5,977	-	-	22	5,977
Total securities available-for-sale	$148	$23,078	$195	$18,476	$343	$41,554

The number of investments in an unrealized loss position as of June 30, 2021 and December 31, 2020 were 37 and 29, respectively. Certain investments within the Company’s portfolio had unrealized losses for more than twelve months at June 30, 2021 and December 31, 2020, as shown in the tables above. The unrealized losses were caused by changes in market interest rates and not a result of credit deterioration. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2021 or December 31, 2020.

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

10

Index
Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

(dollars in thousands)	June 30, 2021	December 31, 2020
Mortgage loans on real estate:
Residential 1-4 family	$117,887	$122,800
Commercial - owner occupied	171,881	153,955
Commercial - non-owner occupied	165,460	162,896
Multifamily	20,880	22,812
Construction	50,814	43,732
Second mortgages	9,707	11,178
Equity lines of credit	51,238	50,746
Total mortgage loans on real estate	587,867	568,119
Commercial and industrial loans	119,911	141,746
Consumer automobile loans	79,544	80,390
Other consumer loans	36,990	37,978
Other (1)	8,361	8,067
Total loans, net of deferred fees	832,673	836,300
Less: Allowance for loan losses	9,473	9,541
Loans, net of allowance and deferred fees (2)	$823,200	$826,759

(1)
Overdrawn accounts are reclassified as loans and included in the Other category in the table above.  Overdrawn deposit accounts, excluding internal use accounts, totaled $254 thousand and $271 thousand at June 30, 2021 and December 31, 2020, respectively.

(2)	Net deferred loan fees totaled $2.4 million and $2.1 million at June 30, 2021 and December 31, 2020, respectively.

Acquired Loans
The outstanding principal balance and the carrying amount of total acquired loans included in the consolidated balance sheets as of June 30, 2021 and December 31, 2020 are as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Outstanding principal balance	$6,500	$8,671
Carrying amount	6,460	8,602

The Company did not have any outstanding principal balance or related carrying amount of purchased credit-impaired loans as of June 30, 2021 and December 31, 2020. The following table presents changes in the accretable yield on purchased credit-impaired loans, for which the Company applies FASB ASC 310-30, at June 30, 2021 and 2020:

(dollars in thousands)	June 30, 2021	June 30, 2020
Balance at January 1	$-	$72
Accretion	-	(19)
Balance at end of period	$-	$53

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

Index
The following tables present credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of June 30, 2021
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$117,714	$-	$173	$-	$117,887
Commercial - owner occupied	168,615	2,422	844	-	171,881
Commercial - non-owner occupied	164,549	726	185	-	165,460
Multifamily	20,880	-	-	-	20,880
Construction	49,574	1,110	130	-	50,814
Second mortgages	9,707	-	-	-	9,707
Equity lines of credit	51,238	-	-	-	51,238
Total mortgage loans on real estate	$582,277	$4,258	$1,332	$-	$587,867
Commercial and industrial loans	119,607	304	-	-	119,911
Consumer automobile loans	79,263	-	281	-	79,544
Other consumer loans	36,990	-	-	-	36,990
Other	8,361	-	-	-	8,361
Total	$826,498	$4,562	$1,613	$-	$832,673

Credit Quality Information
As of December 31, 2020
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$122,621	$-	$179	$-	$122,800
Commercial - owner occupied	148,738	2,462	2,755	-	153,955
Commercial - non-owner occupied	162,148	748	-	-	162,896
Multifamily	22,812	-	-	-	22,812
Construction	42,734	998	-	-	43,732
Second mortgages	11,178	-	-	-	11,178
Equity lines of credit	50,746	-	-	-	50,746
Total mortgage loans on real estate	$560,977	$4,208	$2,934	$-	$568,119
Commercial and industrial loans	141,391	355	-	-	141,746
Consumer automobile loans	79,997	-	393	-	80,390
Other consumer loans	37,978	-	-	-	37,978
Other	8,067	-	-	-	8,067
Total	$828,410	$4,563	$3,327	$-	$836,300

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

Index
Age Analysis of Past Due Loans as of June 30, 2021
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	PCI	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$-	$14	$-	$-	$245	$117,628	$117,887
Commercial - owner occupied	-	-	58	-	843	170,980	171,881
Commercial - non-owner occupied	-	-	-	-	185	165,275	165,460
Multifamily	-	-	-	-	-	20,880	20,880
Construction	65	-	-	-	130	50,619	50,814
Second mortgages	-	-	-	-	-	9,707	9,707
Equity lines of credit	-	-	-	-	-	51,238	51,238
Total mortgage loans on real estate	$65	$14	$58	$-	$1,403	$586,327	$587,867
Commercial and industrial loans	-	-	-	-	-	119,911	119,911
Consumer automobile loans	591	132	306	-	-	78,515	79,544
Other consumer loans	539	201	626	-	-	35,624	36,990
Other	16	2	3	-	-	8,340	8,361
Total	$1,211	$349	$993	$-	$1,403	$828,717	$832,673

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccural column and not also in its respective past due column.

In the table above, the past due totals include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $1.0 million at June 30, 2021.

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

Index
Although the portions of the student loan portfolios that are 90 days or more past due would normally be considered impaired, the Company does not include these loans in its impairment analysis. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans as of June 30, 2021, management does not expect significant increases in delinquencies of these loans to have a material effect on the Company.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class

(dollars in thousands)	June 30, 2021	December 31, 2020
Mortgage loans on real estate:
Residential 1-4 family	$245	$311
Commercial - owner occupied	843	903
Commercial - non-owner occupied	185	-
Construction	130	-
Total mortgage loans on real estate	$1,403	$1,214
Total	$1,403	$1,214

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Six Months Ended June 30,
(dollars in thousand)	2021	2020
Interest income that would have been recorded under original loan terms	$61	$118
Actual interest income recorded for the period	-	8
Reduction in interest income on nonaccrual loans	$61	$110

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

There were no new TDRs in the six months ended June 30, 2021 and 2020.

At June 30, 2021 and 2020, the Company had no outstanding commitments to disburse additional funds on any TDR. The Company had no loans secured by residential 1 - 4 family real estate in the process of foreclosure at June 30, 2021 and 2020.

In the three and six months ended June 30, 2021 and 2020, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

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

Impaired Loans by Class

	As of June 30, 2021				For the Six Months Ended June 30, 2021
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$412	$72	$311	$36	$387	$-
Commercial	2,931	1,098	432	12	1,500	1
Construction	212	130	81	-	212	2
Second mortgages	131	-	129	3	130	3
Total mortgage loans on real estate	3,686	1,300	953	51	2,229	6
Commercial and industrial loans	4	3	-	-	4	-
Other consumer loans	12	11	-	-	11	-
Total	$3,702	$1,314	$953	$51	$2,244	$6

Index
Impaired Loans by Class

	As of December 31, 2020				For the Year Ended December 31, 2020
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$474	$366	$87	$1	$458	$10
Commercial	3,490	1,306	121	1	2,559	46
Construction	83	-	83	-	84	5
Second mortgages	133	-	133	9	134	5
Total mortgage loans on real estate	4,180	1,672	424	11	3,235	66
Commercial and industrial loans	6	6	-	-	7	-
Other consumer loans	14	14	-	-	15	1
Total	$4,200	$1,692	$424	$11	$3,257	$67

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

Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At June 30, 2021 and December 31, 2020 management used eight twelve-quarter migration periods.

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

Given the timing of the outbreak in the United States of the COVID-19 pandemic combined with government stimulus actions for both individuals and small businesses, management does not believe that the Company’s performance in relation to credit quality during 2020 or the first two quarters of 2021 was significantly impacted. The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular. However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic. With so much uncertainty, it is impossible for the Company to accurately predict the impact that the pandemic will have on the Company’s primary market and the overall extent to which it will affect the Company’s financial condition and results of operations. Based on capital levels, stress testing indications, prudent underwriting policies, watch credit processes, and loan concentration diversification, the Company currently expects to be able to manage the economic risks and uncertainties associated with the pandemic which may include additional provision for loan losses.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management’s estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $9.5 million adequate to cover probable loan losses inherent in the loan portfolio at June 30, 2021.

The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

For the Six Months ended June 30, 2021
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541
Charge-offs	(4)	-	(1)	-	(434)	(186)	-	(625)
Recoveries	21	-	56	1	250	79	-	407
Provision for loan losses	54	77	(150)	(39)	170	148	(110)	150
Ending Balance	$721	$416	$2,465	$4,396	$1,288	$164	$23	$9,473

Individually evaluated for impairment	$-	$-	$39	$12	$-	$-	$-	$51
Collectively evaluated for impairment	721	416	2,426	4,384	1,288	164	23	9,422
Purchased credit-impaired loans	-	-	-	-	-	-		-

Ending Balance	$721	$416	$2,465	$4,396	$1,288	$164	$23	$9,473

Loans Balances:
Individually evaluated for impairment	3	211	512	1,530	11	-	-	2,267
Collectively evaluated for impairment	119,908	50,603	199,200	335,811	116,523	8,361	-	830,406
Purchased credit-impaired loans	-	-	-	-	-	-		-
Ending Balance	$119,911	$50,814	$199,712	$337,341	$116,534	$8,361	$-	$832,673

(1)	The real estate-mortgage segment includes residential 1 – 4 family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

Index
For the Year ended December 31, 2020
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$1,244	$258	$2,505	$3,663	$1,694	$296	$-	$9,660
Charge-offs	(25)	-	(149)	(654)	(822)	(355)	-	(2,005)
Recoveries	47	10	69	317	377	66	-	886
Provision for loan losses	(616)	71	135	1,108	53	116	133	1,000
Ending Balance	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541

Individually evaluated for impairment	$-	$-	$10	$1	$-	$-	$-	$11
Collectively evaluated for impairment	650	339	2,550	4,433	1,302	123	133	9,530
Purchased credit-impaired loans	-	-	-	-	-	-		-

Ending Balance	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541

Loans Balances:
Individually evaluated for impairment	6	83	586	1,427	14	-	-	2,116
Collectively evaluated for impairment	141,740	43,649	206,950	315,424	118,354	8,067	-	834,184
Purchased credit-impaired loans	-	-	-	-	-	-		-
Ending Balance	$141,746	$43,732	$207,536	$316,851	$118,368	$8,067	$-	$836,300

(1)	The real estate-mortgage segment includes residential 1 – 4 family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

Note 4. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the optional transition method provided by ASU No. 2018-11 and did not adjust prior periods for ASC 842.  The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the consolidated balance sheets. There were no new leases executed during 2021.

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

The following tables present information about the Company’s leases:

(dollars in thousands)	June 30, 2021
Lease liabilities	$1,199
Right-of-use assets	$1,179
Weighted average remaining lease term	4.06 years
Weighted average discount rate	1.71%

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost (in thousands)	2021	2020	2021	2020
Operating lease cost	$81	$91	$185	$179
Total lease cost	$81	$91	$185	$179

Cash paid for amounts included in the measurement of lease liabilities	$84	$93	$187	$177

Index
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of June 30, 2021
Six months ending December 31, 2021	$165
Twelve months ending December 31, 2022	339
Twelve months ending December 31, 2023	248
Twelve months ending December 31, 2024	240
Thereafter	309
Total undiscounted cash flows	$1,301
Discount	(102)
Lease liabilities	$1,199

Index
Note 5. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both June 30, 2021 and December 31, 2020. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $2.2 million and $2.3 million at June 30, 2021 and December 31, 2020, respectively. The expected terms of these investments and the related tax benefits run through 2033. Total projected tax credits to be received for 2021 are $361 thousand, which is based on the most recent quarterly estimates received from the funds. There were no additional capital calls expected for the funds at June 30, 2021.  Additional capital calls expected for the funds totaled $18 thousand at December 31, 2020 and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet.

The table below summarizes the tax credits and other tax benefits recognized by the Company related to these investments during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Tax credits and other benefits
Amortization of operating losses	$51	$46	$100	$91
Tax benefit of operating losses*	11	10	21	19
Tax credits	89	106	183	209
Total tax benefits	$100	$116	$204	$228

*	Computed using a 21% tax rate.

Note 6. Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Short-term borrowings sources consist of federal funds purchased, overnight repurchase agreements (which are secured transactions with customers that generally mature within one to four days), and advances from the FHLB.

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At June 30, 2021 and December 31, 2020, the remaining credit available from these lines totaled $105.0 million and $100.0 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $375.1 million and $374.7 as of June 30, 2021 and December 31, 2020, respectively.

SHORT-TERM BORROWINGS
The following table presents total short-term borrowings as of the dates indicated:

(dollar in thousands)	June 30, 2021	December 31, 2020
Overnight repurchase agreements	$12,239	$6,619
Total short-term borrowings	$12,239	$6,619

Maximum month-end outstanding balance	$12,239	$9,080
Average outstanding balance during the period	$7,634	$21,092
Average interest rate (year-to-date)	0.10%	0.19%
Average interest rate at end of period	0.10%	0.10%

Index
LONG-TERM BORROWINGS
At June 30, 2021 the Company had borrowings under the FRB’s Paycheck Protection Program Liquidity Facility (PPPLF) of $3.3 million.  These borrowings are fully collateralized by PPP loans and will mature in concert with the underlying collateral, all of which will mature within 24 months of origination. No new advances are being made pursuant to the PPPLF as of the program’s expiration on July 30, 2021.

The Company also obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens National Bank (Citizens) acquisition. The terms of the loan included a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At December 31, 2020, the outstanding balance was $1.4 million, and the then-current interest rate was 2.61%. The Company elected to pay the loan in full during the first quarter of 2021.

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

The following financial instruments whose contract amounts represent credit risk were outstanding at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(dollars in thousands)	2021	2020
Commitments to extend credit:
Home equity lines of credit	$70,163	$66,999
Commercial real estate, construction and development loans committed but not funded	44,929	20,258
Other lines of credit (principally commercial)	67,726	64,329
Total	$182,818	$151,586

Letters of credit	$4,796	$4,841

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of June 30, 2021 only restricted stock has been granted under the Incentive Stock Plan.

Restricted stock activity for the six months ended June 30, 2021 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2021	29,576	$18.46
Issued	18,048	22.35
Vested	(8,521)	17.50
Forfeited	-	-
Nonvested, June 30, 2021	39,103	$20.46

Index
The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.77 years.

The fair value of restricted stock granted during the six months ended June 30, 2021 and 2020 was $403 thousand and $298 thousand, respectively.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $527 thousand as of June 30, 2021 and $373 thousand as of June 30, 2020.

Stock-based compensation expense was $69 thousand and $57 thousand for the three months ended June 30, 2021 and 2020, respectively, and $130 thousand and $143 thousand for the six months ended June 30, 2021 and 2020, respectively.

Under the Company’s Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and was set at 5% for 2020 and for the first six months of 2021.

2,568 shares were purchased under the ESPP during the six months ended June 30, 2021. At June 30, 2021, the Company had 229,883 remaining shares reserved for issuance under the ESPP.

Note 9. Stockholders’ Equity and Earnings per Share

STOCKHOLDERS’ EQUITY – Accumulated Other Comprehensive Income (Loss)
The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on Consolidated Statement of Income
(dollars in thousands)	2021	2020	2021	2020
Available-for-sale securities
Realized gains on sales of securities	$-	$184	$-	$184	Gain on sale of available-for-sale securities, net
Tax effect	-	39	-	39	Income tax expense
	$-	$145	$-	$145

The following tables present the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income

Six Months Ended June 30, 2021
Balance at beginning of period	$4,069	$4,069
Net other comprehensive loss	(998)	(998)
Balance at end of period	$3,071	$3,071

Six Months Ended June 30, 2020
Balance at beginning of period	$(79)	$(79)
Net other comprehensive income	3,431	3,431
Balance at end of period	$3,352	$3,352

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income

Three Months Ended June 30, 2021
Balance at beginning of period	$2,375	$2,375
Net other comprehensive income	696	696
Balance at end of period	$3,071	$3,071

Three Months Ended June 30, 2020
Balance at beginning of period	$(524)	$(524)
Net other comprehensive income	3,876	3,876
Balance at end of period	$3,352	$3,352

Index
The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated.

	Three Months Ended June 30, 2021
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$881	$185	$696

Total change in accumulated other comprehensive income, net	$881	$185	$696

	Three Months Ended June 30, 2020
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$5,090	$1,069	$4,021
Reclassification adjustment for gains recognized in income	(184)	(39)	(145)

Total change in accumulated other comprehensive income, net	$4,906	$1,030	$3,876

	Six Months Ended June 30, 2021
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,263)	$(265)	$(998)

Total change in accumulated other comprehensive income, net	$(1,263)	$(265)	$(998)

	Six Months Ended June 30, 2020
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$4,527	$951	$3,576
Reclassification adjustment for gains recognized in income	(184)	(39)	(145)

Total change in accumulated other comprehensive income, net	$4,343	$912	$3,431

EARNINGS PER COMMON SHARE
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to the employee stock purchase plan.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2021 and 2020:

(dollars in thousands except per share data)	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2021
Net income, basic	$1,842	5,237	$0.35
Diluted	$1,842	5,237	$0.35

Three Months Ended June 30, 2020
Net income, basic	$2,494	5,220	$0.48
Diluted	$2,494	5,220	$0.48

Six Months Ended June 30, 2021
Net income, basic	$4,854	5,231	$0.93
Diluted	$4,854	5,231	$0.93

Six Months Ended June 30, 2020
Net income, basic	$3,744	5,210	$0.72
Potentially dilutive common shares - employee stock purchase program	-	1	-
Diluted	$3,744	5,211	$0.72

Index
The Company had no antidilutive shares outstanding in the six months ended June 30, 2021 and 2020, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

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

Index
The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at June 30, 2021 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$8,990	$-	$8,990	$-
Obligations of U.S. Government agencies	38,817	-	38,817	-
Obligations of state and political subdivisions	53,272	-	53,272	-
Mortgage-backed securities	85,025	-	85,025	-
Money market investments	3,893	-	3,893	-
Corporate bonds and other securities	23,214	-	23,214	-
Total available-for-sale securities	$213,211	$-	$213,211	$-

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$7,043	$-	$7,043	$-
Obligations of U.S. Government agencies	36,696	-	36,696	-
Obligations of state and political subdivisions	45,995	-	45,995	-
Mortgage-backed securities	73,501	-	73,501	-
Money market investments	4,743	-	4,743	-
Corporate bonds and other securities	18,431	-	18,431	-
Total available-for-sale securities	$186,409	$-	$186,409	$-

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

		Carrying Value at June 30, 2021
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans
Loans held for sale	$2,284	$-	$2,284	$-

		Carrying Value at December 31, 2020
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans
Loans held for sale	$14,413	$-	$14,413	$-

The Company did not have any Level 3 Fair Value Measurements at June 30, 2021 or December 31, 2020.

Index
The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at June 30, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$155,498	$155,498	$-	$-
Securities available-for-sale	213,211	-	213,211	-
Restricted securities	1,033	-	1,033	-
Loans held for sale	2,284	-	2,284	-
Loans, net of allowances for loan losses	823,200	-	-	825,967
Bank owned life insurance	28,817	-	28,817	-
Accrued interest receivable	2,404	-	2,404	-

Liabilities
Deposits	$1,134,017	$-	$1,136,627	$-
Overnight repurchase agreements	12,239	-	12,239	-
Federal Reserve Bank borrowings	3,313	-	3,313	-
Accrued interest payable	266	-	266	-

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$120,437	$120,437	$-	$-
Securities available-for-sale	186,409	-	186,409	-
Restricted securities	1,367	-	1,367	-
Loans held for sale	14,413	-	14,413	-
Loans, net of allowances for loan losses	826,759	-	-	826,083
Bank owned life insurance	28,386	-	28,386	-
Accrued interest receivable	3,613	-	3,613	-

Liabilities
Deposits	$1,067,236	$-	$1,070,236	$-
Overnight repurchase agreements	6,619	-	6,619	-
Federal Reserve Bank borrowings	28,550	-	28,550	-
Other borrowings	1,350	-	1,350	-
Accrued interest payable	384	-	384	-

Note 11. Segment Reporting

The Company operates in a decentralized fashion in three principal business segments: The Old Point National Bank of Phoebus (the Bank), Old Point Trust & Financial Services, N.A. (Trust), and the Company as a separate segment (for purposes of this Note, the Parent). Revenues from the Bank’s operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Trust’s operating revenues consist principally of income from fiduciary and asset management fees. The Parent’s revenues are mainly fees and dividends received from the Bank and Trust companies. The Company has no other segments.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technologies and marketing strategies.

Index
Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and six months ended June 30, 2021 and 2020 follows:

	Three Months Ended June 30, 2021
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$9,853	$6	$2,029	$(2,029)	$9,859
Income from fiduciary activities	-	1,051	-	-	1,051
Other income	2,219	283	50	(65)	2,487
Total operating income	12,072	1,340	2,079	(2,094)	13,397

Expenses
Interest expense	752	-	1	-	753
Provision for loan losses	-	-	-	-	-
Salaries and employee benefits	5,299	764	164	-	6,227
Other expenses	3,999	252	122	(65)	4,308
Total operating expenses	10,050	1,016	287	(65)	11,288

Income before taxes	2,022	324	1,792	(2,029)	2,109

Income tax expense (benefit)	248	69	(50)	-	267

Net income	$1,774	$255	$1,842	$(2,029)	$1,842

Capital expenditures	$598	$36	$-	$-	$634

Total assets	$1,267,532	$7,213	$120,000	$(119,934)	$1,274,811

	Three Months Ended June 30, 2020
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$9,837	$11	$2,679	$(2,679)	$9,848
Income from fiduciary activities	-	909	-	-	909
Other income	2,816	249	50	(66)	3,049
Total operating income	12,653	1,169	2,729	(2,745)	13,806

Expenses
Interest expense	1,361	-	14	-	1,375
Provision for loan losses	300	-	-	-	300
Salaries and employee benefits	4,571	741	152	-	5,464
Other expenses	3,452	236	118	(66)	3,740
Total operating expenses	9,684	977	284	(66)	10,879

Income before taxes	2,969	192	2,445	(2,679)	2,927

Income tax expense (benefit)	441	41	(49)	-	433

Net income	$2,528	$151	$2,494	$(2,679)	$2,494

Capital expenditures	$288	$6	$-	$-	$294

Total assets	$1,214,546	$7,008	$117,558	$(117,867)	$1,221,245

Index
	Six Months Ended June 30, 2021
(dollars in thousands)	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$20,826	$11	$5,177	$(5,177)	$20,837
Income from fiduciary activities	-	2,078	-	-	2,078
Other income	5,085	539	100	(130)	5,594
Total operating income	25,911	2,628	5,277	(5,307)	28,509

Expenses
Interest expense	1,570	-	5	-	1,575
Provision for loan losses	150	-	-	-	150
Salaries and employee benefits	10,619	1,507	328	-	12,454
Other expenses	8,062	531	176	(130)	8,639
Total operating expenses	20,401	2,038	509	(130)	22,818

Income before taxes	5,510	590	4,768	(5,177)	5,691

Income tax expense (benefit)	798	125	(86)	-	837

Net income	$4,712	$465	$4,854	$(5,177)	$4,854

Capital expenditures	$719	$41	$-	$-	$760

Total assets	$1,267,532	$7,213	$120,000	$(119,934)	$1,274,811

	Six Months Ended June 30, 2020
(dollars in thousands)	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$19,800	$34	$4,118	$(4,118)	$19,834
Income from fiduciary activities	-	1,926	-	-	1,926
Other income	4,806	535	100	(131)	5,310
Total operating income	24,606	2,495	4,218	(4,249)	27,070

Expenses
Interest expense	2,909	-	34	-	2,943
Provision for loan losses	600	-	-	-	600
Salaries and employee benefits	9,559	1,555	344	-	11,458
Other expenses	7,134	578	195	(131)	7,776
Total operating expenses	20,202	2,133	573	(131)	22,777

Income before taxes	4,404	362	3,645	(4,118)	4,293

Income tax expense (benefit)	570	78	(99)	-	549

Net income	$3,834	$284	$3,744	$(4,118)	$3,744

Capital expenditures	$656	$6	$-	$-	$662

Total assets	$1,214,546	$7,008	$117,558	$(117,867)	$1,221,245

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company’s 2020 Annual Report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

Note 12. Subsequent Events

On July 14, 2021, the Company completed the issuance of $30.0 million in aggregate principal amount of subordinated notes (the Notes) due in 2031 in a private placement transaction.  The subordinated notes will initially bear interest at a fixed rate of 3.5% for five years and at the three month SOFR plus 286 basis points, resetting quarterly, thereafter.  The notes were structured to qualify as Tier 2 capital for regulatory purposes, and the proceeds will be used for general corporate purposes.

29

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Old Point Financial Corporation and its subsidiaries (collectively, the Company). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2020 Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2020. Highlighted in the discussion are material changes from prior reporting periods and certain identifiable trends affecting the Company. Results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

Cautionary Statement Regarding Forward-Looking Statements
This report contains statements concerning the Company’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to: statements regarding expected future operations and financial performance; the Company’s technology and efficiency initiatives and anticipated completion timelines; potential effects of the COVID-19 pandemic, including on asset quality, the allowance for loan losses, provision for loan losses, interest rates, and results of operations, certain items that management does not expect to have an ongoing impact on consolidated net income, future dividend payments, net interest margin compression and items affecting net interest margin, strategic business initiatives and the anticipated effects thereof, lending under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA), asset quality, adequacy of allowances for loan losses and the level of future chargeoffs, liquidity and capital levels, the Company’s assessment of and ability to manage and remediate the impact of cyber incidents, including those involving theft and fraudulent activity directed at the Bank and its customers and employees, perpetrated by third-party cybercriminals, the effect of future market and industry trends and the effects of future interest rate levels and fluctuations. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in:

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
•
the legislative/regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB

•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System (the Federal Reserve), and the effect of these policies on interest rates and business in our markets

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

Index
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

About Old Point Financial Corporation
The Company is the parent company of The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services, N. A. (Trust). The Bank is a locally managed community bank serving the Hampton Roads and Richmond regions. The Bank currently has 16 branch offices.  The Bank also has a loan production office in Richmond and a mortgage loan origination office in Charlotte, NC.  Trust is a wealth management services provider.

On April 1, 2018, the Company acquired Citizens National Bank (Citizens). Under the terms of the merger agreement, Citizens stockholders received 0.1041 shares of Company stock and $2.19 in cash for each share of Citizens stock. Systems integration was completed in May 2018.

On March 11, 2020, the World Health Organization  declared COVID-19 a pandemic. The outbreak of COVID-19 has caused a significant disruption in economic activity worldwide, and has had a significant impact on business and customers in our market areas and on our results of operations, which the Company expects may continue. Substantial uncertainty remains about critical factors that may affect the economy and employment, including a rising trend in new cases of COVID-19 in the U.S.; and the emergence of new COVID-19 variants; the efficacy of a vaccine against COVID-19; vaccination rates; potential re-tightening of policies that had previously allowed businesses to open; and any further government stimulus efforts, including the nature, timing and extent of such stimulus. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently not yet estimable and the Company believes that it will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors. The Company’s results of operations may be impacted by elevated loans losses, net interest margin compression, falling demand for loans, and potential impairments of securities available for sale and goodwill. The Company currently expects to manage through the negative impacts of the COVID-19 pandemic by maintaining sufficient liquidity and capital levels.

Index
The Company actively assisted both customers and non-customers in obtaining loans through the PPP administered by the SBA. Additionally, the Company has worked with customers affected by COVID-19 through payment deferrals and tracked all payment accommodations to customers to identify and quantify any impact they might have on the Company.  As of June 30, 2021, the Company had loan modifications on $54 thousand down from approximately $7.4 million as of December 31, 2020. Continued uncertainty regarding the duration and scope of the pandemic and related effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses and resulting provision for loan losses.

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

Executive Overview
For the three months ended June 30, 2021 net income was $1.8 million, or $0.35 earnings per diluted common share. This compares to net income of $2.5 million, or $0.48 earnings per diluted common share, for the second quarter of 2020. The decrease was principally attributable to decreased noninterest income and increased noninterest expense partially offset by increased net interest income and decreased provision for loan losses.

For the six months ended June 30, 2021 and 2020, net income was $4.9 million, or $0.93 earnings per diluted common share, and $3.7 million, or $0.72 earnings per diluted common share, respectively.  The increase was primarily attributable to increased net interest income, decreased provision for loan losses, and increased noninterest income partially offset by increased noninterest expense.

Highlights of the quarter are as follows:

•	Total assets were $1.3 billion at June 30, 2021, growing $48.6 million or 4.0% from December 31, 2020.

•	Deposits grew $66.8 million to $1.1 billion at June 30, 2021 from December 31, 2020.

•
Non-performing assets (NPAs) increased slightly to $2.4 million at June 30, 2021 compared to $2.0 million at December 31, 2020, but decreased significantly from $7.0 million as of June 30, 2020. NPAs as a percentage of total assets was 0.19% at June 30, 2021, which compared to 0.16% at December 31, 2020 and 0.57% at June 30, 2020.

•	Quarterly average earning assets grew $111.6 million, or 10.5%, to $1.2 billion as of June 30, 2021 compared to $1.1 billion as of June 30, 2020.

•	Book value per share at June 30, 2021 increased 1.3% over March 31, 2021 and 3.0% from June 30, 2020.

•	Net interest income was $9.1 million for the second quarter of 2021, compared to $10.2 million for the prior quarter, and increasing from $8.5 million for the second quarter of 2020.

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

Index
For the second quarter of 2021, net interest income was $9.1 million, an increase of $633 thousand or 7.5% from the second quarter of 2020. The increase was primarily due to the impact of significant growth in average earning asset balances at lower average earning yields partially offset by higher average interest bearing liabilities balances at lower average interest bearing costs. The compression on yield and cost was primarily due to the reduction of the federal funds target rate in the first quarter of 2020 by the Federal Reserve to a range of 0.00% to 0.25% in response to the COVID-19 pandemic, but is also impacted by PPP loan originations (which bear interest at a rate of 1%) and higher levels of liquidity.  Average earning assets increased year-over-year by $111.6 million, or 10.5%.  The average tax-equivalent yield on earning assets for the second quarter of 2021 decreased by 36 basis points compared to the same period of 2020. Average interest bearing liabilities increased $17.6 million, or 2.4%, and the average rate on interest-bearing liabilities for the quarter ended June 30, 2021 was 0.40%, down from 0.75% for the same period of 2020, benefiting from the lower rate environment and reduced interest expense related to repayment of higher-cost long-term borrowings during 2020.

For the six months ended June 30, 2021 and 2020, net interest income was $19.3 million and $16.9 million, respectively. Net interest income, on a fully tax-equivalent basis, was $19.4 million for the six months ended June 30, 2021, compared to $17.0 million for the six months ended June 30, 2020, an increase of $2.4 million, or 14.2%. The increase was driven by the growth in average earning assets and the lower cost of funds from the first half of 2020, tempered by the impacts of lower yields on earning assets and increases in average interest bearing liabilities. Accelerated recognition of deferred fees and costs related to PPP forgiveness also positively impacted net interest income for the 2021 period. Average earning assets for the six months ended June 30, 2021 increased $149.5 million, or 14.7%, compared to the first six months of 2020, primarily due to growth in loans (including PPP loans) and investment securities, funded by deposit growth. Average interest bearing liabilities increased $35.9 million, or 5.0%, for the six months ended June 30, 2021 compared to the comparative 2020 period. The average tax-equivalent yield and average interest bearing cost decreased by 31 basis points and 41 basis points, respectively, for the first six months of 2021 compared to the first six months of 2020.

The NIM for the second quarter of 2021 was 3.10%, a decrease from 3.19% for the second quarter of 2020.  On a fully tax-equivalent basis, (FTE), NIM decreased  to 3.12% for the second quarter of 2021, down from 3.21% for the prior year quarter.  For the first six months of 2021 and 2020, NIM was 3.33% and 3.35%, respectively, and NIM (FTE) was 3.36% and 3.36%, respectively.  Average loan yields were lower for the second quarter of 2021 compared to the same period of 2020 by 8 basis points, but higher by 4 basis points for the six month ended June 20, 2021 over the same period of 2020.  The lower interest rate environment resulted in lower average yields on new loan originations, including PPP loans which earn at a fixed 1%, and repricing within the existing loan portfolio. Loan fees and costs related to PPP loans are deferred at time of loan origination, are amortized into interest income over the remaining term of the loans and accelerated upon forgiveness or repayment of the PPP loans. Net PPP fees of $2.0 million were recognized in the first six months of 2021. As of June 30, 2021, unamortized net deferred PPP fees were $1.8 million. For more information about these FTE financial measures, please see “Non-GAAP- Financial Measures” below. High levels of liquidity invested at lower yielding short-term levels in the low interest rate environment also continue to impact the NIM.

Average money market, savings and interest-bearing demand deposits increased $107.4 million and $107.2 million for the second quarter and first six months of 2021, respectively, and average time deposits decreased $28.5 million and $30.2 million for the second quarter and first six months of 2021, respectively, compared to the same periods in 2020, due to growth in consumer and business deposits primarily as a result of new accounts and liquidity from government stimulus programs as well as a shift from time deposits as a result of lower interest rates. Average noninterest-bearing demand deposits increased $74.8 million for the second quarter of 2021 and increased $94.8 million for the first six months of 2021, compared to the same periods in 2020. The average cost of interest-bearing deposits decreased 32 basis points for the second quarter of 2021 and decreased 34 basis points for the first six months of 2021, compared to the same periods in 2020, due primarily to lower rates on deposits and a shift in composition from time deposits. While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity.

Average borrowings decreased $61.4 million for the second quarter of 2021 and decreased $41.1 million for the first six months of 2021, compared to the same periods in 2020 due primarily to the repayment of long-term borrowings in 2020. The average cost of borrowings decreased 82 basis points during the second quarter of 2021 and 118 basis points during the first six months of 2021, compared to the same periods in 2020 due primarily to the repayment of higher-cost long-term borrowings during 2020. However, the Company’s borrowings and related interest expense will be impacted beginning during the third quarter of 2021 due to the issuance of subordinated notes by the Company during July 2021. For more information, see “Capital Resources.”

The Company believes NIM may be affected in future periods by several factors that are difficult to predict, including (1) changes in interest rates, which may depend on the severity of adverse economic conditions, the timing and extent of any economic recovery, and the extent of government stimulus measures, which are inherently uncertain, (2) possible changes in the composition of earning assets which may result from decreased loan demand as a result of the current economic environment; and (3) the recognition of net deferred fees on PPP loans, which is subject to the timing of repayment or forgiveness.

Index
The following tables show analyses of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the quarter ended June 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
ASSETS
Loans*	$831,563	$8,826	4.26%	$828,896	$8,937	4.34%
Investment securities:
Taxable	162,859	791	1.95%	134,372	712	2.13%
Tax-exempt*	32,822	242	2.96%	18,853	173	3.69%
Total investment securities	195,681	1,033	2.12%	153,225	885	2.32%
Interest-bearing due from banks	150,995	52	0.14%	82,399	32	0.15%
Federal funds sold	4	-	0.02%	6	0	0.02%
Other investments	1,033	11	4.19%	3,153	43	5.56%
Total earning assets	1,179,276	$9,922	3.37%	1,067,679	$9,897	3.73%
Allowance for loan losses	(9,619)			(9,626)
Other non-earning assets	106,058			116,890
Total assets	$1,275,715			$1,174,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$70,532	$3	0.02%	$56,465	$3	0.02%
Money market deposit accounts	372,691	220	0.24%	300,028	283	0.38%
Savings accounts	113,963	12	0.04%	93,307	12	0.05%
Time deposits	183,936	511	1.11%	212,386	883	1.67%
Total time and savings deposits	741,122	746	0.40%	662,186	1,181	0.72%
Federal funds purchased, repurchase agreements and other borrowings	14,505	7	0.21%	33,859	15	0.18%
Federal Home Loan Bank advances	-	-	0.00%	42,000	179	1.71%
Total interest-bearing liabilities	755,627	753	0.40%	738,045	1,375	0.75%
Demand deposits	394,337			319,574
Other liabilities	6,131			3,982
Stockholders’ equity	119,620			113,342
Total liabilities and stockholders’ equity	$1,275,715			$1,174,943
Net interest margin		$9,169	3.12%		$8,522	3.21%

*Computed on a fully tax-equivalent basis (non-GAAP) using a 21% rate, adjusting interest income by $63 thousand and $49 thousand for June 30, 2021 and 2020, respectively.
**Annualized

Index
AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the six months ended June 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS
Loans*	$833,446	$18,791	4.55%	$791,803	$17,776	4.51%
Investment securities:
Taxable	161,196	1,561	1.95%	138,613	1,576	2.29%
Tax-exempt*	31,268	471	3.04%	15,038	283	3.78%
Total investment securities	192,464	2,032	2.13%	153,651	1,859	2.43%
Interest-bearing due from banks	137,744	95	0.14%	65,165	183	0.56%
Federal funds sold	4	0	0.03%	1,687	12	1.45%
Other investments	1,176	41	6.96%	3,072	89	5.85%
Total earning assets	1,164,834	$20,959	3.63%	1,015,378	$19,919	3.94%
Allowance for loan losses	(9,633)			(9,631)
Other nonearning assets	101,615			109,995
Total assets	$1,256,816			$1,115,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$69,153	$6	0.02%	$52,844	$6	0.02%
Money market deposit accounts	360,180	422	0.24%	290,492	600	0.42%
Savings accounts	111,128	22	0.04%	89,956	32	0.07%
Time deposits	187,597	1,095	1.18%	217,756	1,855	1.71%
Total time and savings deposits	728,058	1,545	0.43%	651,048	2,493	0.77%
Federal funds purchased, repurchase agreements and other borrowings	20,347	30	0.30%	21,227	37	0.35%
Federal Home Loan Bank advances	-	-	0.00%	40,242	413	2.06%
Total interest-bearing liabilities	748,405	1,575	0.42%	712,517	2,943	0.83%
Demand deposits	381,278			286,502
Other liabilities	8,008			4,037
Stockholders’ equity	119,125			112,686
Total liabilities and stockholders’ equity	$1,256,816			$1,115,742
Net interest margin		$19,384	3.36%		$16,976	3.36%

*Computed on a fully tax-equivalent basis (non-GAAP) using a 21% rate, adjusting interest income  by $122 thousand and $85 thousand for June 30, 2021 and 2020, respectively.
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

For the three months ended June 30, 2021, the Company did not recognize a provision for loan losses compared to a provision of $300 thousand for the second quarter of 2020. The provision for loan losses was $150 thousand in the first six months of 2021, compared to $600 thousand in the first six months of 2020.

Index
The allowance for loan and lease losses (ALLL) was $9.5 million at June 30, 2021 and December 31, 2020, respectively. The ALLL as a percentage of loans held for investment was 1.14% at June 30, 2021 and December 31, 2020, respectively. Excluding PPP loans, which are 100% guaranteed by the SBA, the ALLL as a percentage of loans held for investment was 1.23% at June 30, 2021 and 1.27% at December 31, 2020.  The decrease in ALLL as a percentage of loans held for investment, excluding PPP loans, was primarily attributable to an increase in loans held for investment combined with improving historical loss rates, partially offset by increased qualitative reserves. Quarterly annualized net charge offs as a percentage of average loans outstanding was 0.09% for the second quarter of 2021 compared to 0.13% in the second quarter of 2020.  For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” below.

As of June 30, 2021, compared to December 31, 2020, there have not been significant changes in the overall credit quality of the loan portfolio, however the effects of government stimulus, including PPP loans, may be delaying signs of credit deterioration. Low levels of NPAs and year-over-year quantitative historical loss rates continue to demonstrate improvement, resulting in a 9 basis point reduction in the historical loss rate as a percentage of loans evaluated collectively for impairment overall, but are being partially offset by a 6 basis point increase in qualitative factor components primarily related to economic uncertainty stemming from the COVID-19 pandemic. As the economic impact of the COVID-19 pandemic continues to evolve, elevated levels of risk within the loan portfolio may require additional increases in the allowance for loan losses.

The Company has made loan modifications under the CARES Act, enacted on March 27, 2020, and subsequently amended by the Consolidated Appropriations Act 2021, which provided that certain loan modifications that were (1) related to COVID-19 and (2) for loans that were not more than 30 days past due as of December 31, 2019 are not required to be designated as TDRs.  At June 30, 2021, the Company had loan modifications of $54 thousand down from $7.4 million as of December 31, 2020. The Company recognizes interest income as earned and management expects that the deferred interest owed on each such loan modification will be repaid by the borrower in a future period.

Noninterest Income
Noninterest income was $3.5 million and $7.7 million , respectively, in the three and six months ended June 30, 2021, a decrease of $420 thousand or 10.6% from the second quarter of 2020 and an increase of $436 thousand from the six months ended June 30, 2020. Increases in fiduciary and asset management fees, other service charges, commissions and fees, and mortgage banking income were offset by the impact of non-recurring gains on available for sale securities and fixed assets that were recognized during the second quarter of 2020, which resulted in a decline in noninterest income for the second quarter of 2021 when compared to the prior year quarter. Year over year, fiduciary and asset management fees and other service charges, commission and fees increased while service charges on deposit accounts decreased primarily due to lower nonsufficient funds, or NSF, fees which historically trend downward during periods of economic uncertainty and lower service charges due to higher deposit balances.  Mortgage banking income increased primarily due to (i) higher volume resulting from the current interest rate environment, (ii) higher gains on sales of loans as a result of higher margins on loan originated for resale and (iii) expansion of the mortgage lending team.  Excluding non-recurring gains recognized in 2020, noninterest income increased quarter-over-quarter and year-over-year.

Noninterest Expense
Noninterest expense was $10.6 million for the second quarter of 2021, an increase of $1.3 million, or 14.5%, from the second quarter of 2020. For the six months ended June 30, 2021, noninterest expense was $21.1 million, an increase of $1.9 million, or 9.7% over the comparative 2020 period. The quarter-over-quarter and year-over-year increases are primarily related to salaries and employee benefits, data processing, other taxes expense, and other operating expense, partially offset by decreases in occupancy and equipment.

Total salaries and benefits costs increased $763 thousand, or 14.0%, when comparing the second quarters of 2021 and 2020 and $996 thousand, or 8.7%, when comparing the six months ended June 30, 2021 to the same period in 2020.  The increase in salaries and employee benefits is primarily attributable to (i) increased commission expense related to higher mortgage loan origination volume in 2021; (ii) increased temporary employee expense; and (iii) lower levels of deferred costs related to PPP loan origination, partially offset by reduced salary expense related primarily to lower full time equivalent employee levels. The costs related to PPP loan originations were deferred at time of origination and are being amortized to interest income over the remaining lives of the loans, which may be 24 or 60 months at origination.  These costs are amortized against the related loan fees received for the origination of the PPP loans.  Recognition of the deferred costs and related fees will be accelerated upon forgiveness or repayment of the PPP loans.  The Company has benefited from the early retirement transitions to redeploy resources in highly skilled and experienced relationship officers as well as officers with experience in creating efficiencies through improvements in operations and technology.

Index
As part of the Company’s 2021 roadmap for implementing bank-wide technology and efficiency initiatives, the Company has fully implemented a new loan origination system and a new online appointment scheduling solution. In addition, the Company remains on track to implement a deposit origination platform and a new online account opening solution, and complete the ATM upgrade project in the third quarter of 2021. The Company plans to complete upgrades to critical infrastructure software related to imaging and to implement a new data analytics solution and teller system during the fourth quarter of 2021. These initiatives have driven an increase of $393 thousand from the quarter ended June 30, 2020 to the quarter ended June 30, 2021 and are expected to continue to contribute to increased noninterest expenses during the implementation and transition timeframes as our operational structure pivoted from in-house to outsourced environments and shifted costs previously included in occupancy and equipment expense. The Company expects to continue its bank-wide technology initiative implementations into 2022.

Increase in other tax expenses was driven by resolution of certain tax credits related to bank franchise tax of $94 thousand and increases in other operating expense is primarily related to increased FDIC assessments and loan processing expense due to increased volume levels.

The Company’s income tax expense decreased $166 thousand for the second quarter and increased $288 thousand for first six months of 2021 when compared to the same periods in 2020 primarily due to changes in the levels of net income and lower federal income tax credits for investment in certain housing projects. The effective federal income tax rates for the three and six months ended June 30, 2021 was 12.7% and 14.7% and the effective tax rates for the three and six months ended June 30, 2020 was 14.7% and 12.8%, respectively.

Balance Sheet Review
Unless otherwise noted, all comparisons in this section are between balances at December 31, 2020 and June 30, 2021.

Total assets of $1.3 billion as of June 30, 2021 increased by $48.6 million from December 31, 2020. Net loans held for investment decreased $3.6 million, or 0.4%, from December 31, 2020 to $823.2 million at June 30, 2021. The change in net loans held for investment was primarily attributed to a decline of $25.7 million in the PPP loan segment due to forgiveness of $74.0 million of PPP loans, which was partially offset by new PPP originations of $48.3 million.  Loan growth in the commercial real estate and construction, land deployment, and other land loan segments was $20.9 million on a combined basis for the same period. Cash and cash equivalents increased $35.1 million, or 29.1%. Securities available for sale, at fair value, increased $26.8 million from December 31, 2020 to $213.2 million at June 30, 2021, as additional liquidity provided by growth in deposit accounts continues to be deployed in the Company’s investment portfolio.

Total deposits increased $66.8 million, or 6.3%, to $1.1 billion at June 30, 2021. Noninterest-bearing deposits increased $38.5 million, or 10.6%, savings deposits increased $42.8 million, or 8.3%, and time deposits decreased $14.3 million, or 7.4%. Growth in the Company’s deposits continues to be driven by government stimulus, PPP loan related deposits, and higher levels of consumer savings. Key strategies continue to be expanding the low cost deposit base and re-pricing to reduce interest expense and buffer NIM compression during this low rate environment. Total borrowings decreased $21.0 million from December 31, 2020 to June 30, 2021.  The primary driver of the decrease was repayment of borrowing under the Paycheck Protection Program Liquidity Facility (PPPLF) initiated by the Federal Reserve to partially fund PPP loan originations, resulting in the Company borrowing $3.3 million as of June 30, 2021 as compared to $28.6 million at December 31, 2020.  PPPLF borrowings are fully collateralized by PPP loans and will mature in concert with the underlying collateral, all of which will mature within 24 months of origination.

Average assets for the first six months of 2021 increased $141.1 million, or 12.6%, compared to the first six months of 2020. Comparing the first six months of 2021 to the first six months of 2020, average loans increased $41.6 million, and average investment securities increased $38.8 million. Total average deposits increased $171.8 million with year-over-year average balance increases of 33.1% in non-interest bearing deposits and 24.7% in savings deposits, including interest-bearing transaction and money market accounts.  Average borrowings decreased $41.1 million.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of June 30, 2021, the Bank’s unpledged, available-for-sale securities totaled $143.2 million. The Company’s primary external source of liquidity is advances from the FHLB. In addition, the Company had cash and cash equivalents of $155.5 million at June 30, 2021, including interest-bearing deposits in other banks of $134.4 million, that could provide additional liquidity to the Company

Index
A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of the end of the second quarter of 2021, the Company had $375.1 million in FHLB borrowing availability based on loans and securities currently available for pledging. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the second quarter of 2021, the Company had $105.0 million available in federal funds lines to address any short-term borrowing needs.

As disclosed in the Company’s consolidated statements of cash flows, net cash provided by operating activities was $15.9 million, net cash used in investing activities was $25.5 million, and net cash provided by financing activities was $44.6 million for the six months ended June 30, 2021. Combined, this contributed to a $35.1 million increase in cash and cash equivalents for the six months ended June 30, 2021.

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

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and OREO. OREO consists of real estate from a foreclosure on loan collateral. The Company had no OREO as of June 30, 2021 and December 31, 2020.

The majority of the loans past due 90 days or more and accruing interest at June 30, 2021 are  student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. When a loan changes from “past due 90 days or more and accruing interest” status to “nonaccrual” status, the loan is reviewed for impairment. In most cases, if the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to the allowance for loan losses to cover the anticipated deficiency, based on information available to management at that time.

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

Index
The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS

(dollars in thousands)	June 30, 2021	December 31, 2020	Increase (Decrease)
Nonaccrual loans
Real estate-mortgage (1)	$245	$311	$(66)
Real estate-commercial	1,028	903	125
Construction	130	-	130
Total nonaccrual loans	$1,403	$1,214	$189

Loans past due 90 days or more and accruing interest
Real estate-mortgage (1)	$58	$-	$58
Consumer loans (2)	$935	$744	$191
Total loans past due 90 days or more and accruing interest	$993	$744	$249

Restructured loans
Real estate-construction	$81	$83	$(2)
Real estate-mortgage (1)	471	492	(21)
Real estate-commercial	1,276	1,352	(76)
Total restructured loans	$1,828	$1,927	$(99)
Less nonaccrual restructured loans (included above)	1,047	1,120	(73)
Less restructured loans currently in compliance (3)	781	807	(26)
Net nonperforming, accruing restructured loans	$-	$-	$-
Nonperforming loans	$2,396	$1,958	$438

Total nonperforming assets	$2,396	$1,958	$438
(1) The real estate-mortgage segment includes residential 1 – 4 family, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The portion of these guaranteed loans that is past due 90 days or more totaled $626 thousand at June 30, 2021 and $547 million at December 31, 2020.
(3) As of June 30, 2021 and December 31, 2020, all of the Company’s restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of June 30, 2021 were $2.4 million, $438 thousand higher than nonperforming assets as of December 31, 2020. Nonaccrual loans increased $189 thousand when comparing the balances as of June 30, 2021 to December 31, 2020. The increase was primarily driven by one credit relationship of $130 thousand which has subsequently been resolved. See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for additional information about the change in nonaccrual loans. Management has set aside specific allocations on those loans where it is deemed appropriate based on the information available to management at this time regarding the cash flow, anticipated financial performance, and collateral securing these loans. Management believes that the collateral and/or discounted cash flow on these loans will be sufficient to cover balances for which it has no specific allocation.

The majority of the balance of nonaccrual loans at June 30, 2021 was related to one large credit relationship of $843 thousand, representing 60.1% of the $1.4 million of nonaccrual loans at June 30, 2021. This relationship has been analyzed to determine whether the cash flow of the borrower and the Company believes that the collateral pledged to secure the loans is sufficient to cover the outstanding principal balance. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

Loans past due 90 days or more and accruing interest increased $249 thousand. As of June 30, 2021, $626 thousand of the $993 thousand of loans past due 90 days or more and accruing interest were government-guaranteed student loans on which the Company expects to experience minimal losses. Because the federal government has provided guarantees of repayment of these loans in an amount ranging from 97% to 98% of the total principal and interest of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company.

Index
Total restructured loans decreased by $99 thousand from December 31, 2020 to June 30, 2021 primarily due to pay-offs and paydowns. All accruing TDRs are performing in accordance with their modified terms and have been evaluated for impairment, with any necessary reserves recorded as needed.

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

The majority of the Company’s TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of June 30, 2021 and December 31, 2020, the impaired loan component of the allowance for loan losses was $51 thousand and $11 thousand, respectively.

The second component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes, and as of June 30, 2021 and December 31, 2020 included factors related to the COVID-19 pandemic.

Historical loss is the final component of the allowance for loan losses and is calculated based on the migration of loans from performing to charge-off over a period of time that management deems appropriate to provide a reasonable estimate of losses inherent in the loan portfolio. Historical loss is based on eight migration periods of twelve quarters each.

Both the historical loss and qualitative factor components of the allowance are applied to loans evaluated collectively for impairment. The portfolio is segmented based on the loan classifications set by the Federal Financial Institutions Examination Council in the instructions for the call report applicable to the Bank. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan’s payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company’s internally assigned risk grades: substandard, other assets especially mentioned (OAEM, rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of Doubtful or Loss, but as of June 30, 2021 and December 31, 2020 the Company had no loans in these categories.

The overall historical loss rate from December 31, 2020 to June 30, 2021, decreased 9 basis points as a percentage of loans evaluated collectively for impairment as a result of overall improving asset quality combined with sustained levels of non-performing assets.  For the same period,  the qualitative factor components increased 6 basis points as a percentage of loans evaluated collectively for impairment overall.  This increase was primarily due to segment adjustments for economic conditions and uncertainty related to the COVID-19 pandemic and change in volume for certain segments. While there have not been significant changes in overall credit quality of the loan portfolio from December 31, 2020 to June 30, 2021, the economic impact of the COVID-19 pandemic and the effects of government stimulus, including PPP loans, may be delaying signs of credit deterioration, potentially resulting in elevated levels of risk within the loan portfolio which may require additional increases in the allowance for loan losses.

On a combined basis, the historical loss and qualitative factor components amounted to $9.4 million as of June 30, 2021 and $9.5 million at December 31, 2020.  Management is monitoring portfolio activity, such as levels of deferral and/or modification requests, deferral and/or modification concentration levels by collateral, as well as industry concentration levels to identify areas within the loan portfolio which may create elevated levels of risk should the economic environment created by the COVID-19 pandemic or effects of federal government relief programs present indications of economic instability that is other than temporary in nature.

Index
The allowance for loan losses was 1.14% of total loans held for investment on June 30, 2021 and December 31, 2020. Excluding PPP loans, the ALLL as a percentage of loans held for investment was 1.23% at June 30, 2021 and 1.27% at December 31, 2020. The decrease in the ALLL as a percentage of loans held for investment, excluding PPP loans, from December 31, 2020 to June 30, 2021 is primarily related to higher outstanding loan balances, excluding PPP, combined with decreasing historical loss rates partially offset by increased qualitative reserves. Loans held for investment excluding PPP loans is a non-GAAP financial measure. For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” below. As of June 30, 2021, the allowance for loan losses was 395.4% of nonperforming loans and nonperforming assets, respectively; this compares to 487.3% of both nonperforming loans and nonperforming assets as of December 31, 2020. Management believes it has provided an adequate reserve for nonperforming loans at June 30, 2021.

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

Capital Resources
Total stockholders’ equity as of June 30, 2021 was $119.9 million, an increase of $2.8 million or 2.4% from $117.1 million at December 31, 2020. The increase was the result of increased retained earnings partially offset by net unrealized loss on available-for-sale securities, a component of accumulated other comprehensive income on the consolidated balance sheets. The movement in the unrealized gain/loss position was driven by changes in market rates and shift in portfolio composition.

The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. The Company’s principal goals related to the maintenance of capital are to provide adequate capital to support the Company’s risk profile consistent with the board approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to stockholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total capital for the Bank are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

In June 2013, the federal bank regulatory agencies adopted the Basel III Capital Rules (i) to implement the Basel III capital framework and (ii) for calculating risk-weighted assets. These rules became effective January 1, 2015, subject to limited phase-in periods. The EGRRCPA, enacted in May 2018, required action by the Federal Reserve to expand the applicability of its small bank holding company policy statement, which, among other things, exempts certain bank holding companies from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements that apply to other bank holding companies. In August 2018, the Federal Reserve issued an interim final rule provisionally expanding the applicability of the small bank holding company policy statement to bank holding companies with consolidated total assets of less than $3 billion. The statement previously applied only to bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, which was effective upon its issuance, the Company expects that it will be treated as a small bank holding company and will no longer be subject to regulatory capital requirements. For an overview of the Basel III Capital Rules and the EGRRCPA, refer to “Regulation and Supervision” included in Item 1, “Business” of the Company’s 2020 Annual Report on Form 10-K.

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

Index
The following is a summary of the Bank’s capital ratios at June 30, 2021. As shown below, these ratios were all well above the recommended regulatory minimum levels.

	2021 Regulatory Minimums	June 30, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	11.49%
Tier 1 Capital to Risk-Weighted Assets	6.000%	11.49%
Tier 1 Leverage to Average Assets	4.000%	8.52%
Total Capital to Risk-Weighted Assets	8.000%	12.51%
Capital Conservation Buffer	2.500%	4.51%
Risk-Weighted Assets (in thousands)		$931,383

On July 14, 2021, the Company issued $30.0 million in aggregate principal amount of 3.50% fixed-to-floating rate subordinated notes due 2031 (the Notes) in a private placement transaction.  The Notes initially bear interest at a fixed rate of 3.50% for five years and at the three month SOFR plus 286 basis points, resetting quarterly, thereafter.  The Notes were structured to qualify as Tier 2 capital for regulatory purposes, and the Company expects that the Notes will be included in certain of the Company’s regulatory capital ratios as of September 30, 2021 and thereafter.

Book value per share was $22.87 at June 30, 2021 as compared to $22.19 at June 30, 2020. Cash dividends were $1.3 million or $0.24 per share in the first six months of 2021 and 2020, respectively.

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

As of June 30, 2021, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2020 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of June 30, 2021, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2020 Annual Report on Form 10-K.

Index
Non-GAAP Financial Measures
In reporting the results of the quarter ended June 30, 2021, the Company has provided supplemental financial measures on a tax equivalent or an adjusted basis.  These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP.  In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations and enhance comparability of results of operations with prior periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance. A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar in thousands, except per share data)	2021	2020	2021	2020
Fully Taxable Equivalent Net Interest Income
Net interest income (GAAP)	$9,106	$8,473	$19,262	$16,891
FTE adjustment	63	49	122	85
Net interest income (FTE) (non-GAAP)	$9,169	$8,522	$19,384	$16,976
Noninterest income (GAAP)	3,538	3,958	7,672	7,236
Total revenue (FTE) (non-GAAP)	$12,707	$12,480	$27,056	$24,212
Noninterest expense (GAAP)	10,535	9,204	21,093	19,234

Average earning assets	$1,179,276	$1,067,679	$1,164,834	$1,015,378
Net interest margin	3.10%	3.19%	3.33%	3.35%
Net interest margin (FTE) (non-GAAP)	3.12%	3.21%	3.36%	3.36%

Efficiency ratio	83.32%	74.04%	78.31%	79.72%
Efficiency ratio (FTE) (non-GAAP)	82.91%	73.75%	77.96%	79.44%

ALLL as a Percentage of Loans Held for Investment	June 30, 2021	December 31, 2020
Loans held for investment (net of deferred fees and costs) (GAAP)	$832,673	$836,300
Less PPP originations	6,306	85,983
Loans held for investment, (net of deferred fees and costs), excluding PPP (non-GAAP)	$826,367	$750,317

ALLL	$9,473	$9,541

ALLL as a Percentage of Loans Held for Investment	1.14%	1.14%
ALLL as a Percentage of Loans Held for Investment, net of PPP originations	1.23%	1.27%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.	Controls and Procedures.

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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon vesting of restricted stock awards to satisfy tax withholding requirements. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the six months ended June 30, 2021, the Company did not repurchase any shares related to the equity compensation plan awards.

During the six months ended June 30, 2021, the Company did not repurchase any shares pursuant to the Company’s stock repurchase program. The Company is authorized to repurchase, during any given calendar year, up to an aggregate of 5 percent of the shares of the Company’s common stock outstanding as of January 1 of that calendar year.

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

Amendment No. 1 to Settlement Agreement

On August 12, 2021, the Company entered into Amendment No. 1 (the “Amendment”) to the Settlement Agreement, which was initially entered into as of March 16, 2016 (as amended, the “Settlement Agreement”), with Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., PL Capital/Focused Fund, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Mr. John W. Palmer and Mr. Richard J. Lashley, as Managing Members of PL Capital, LLC, PL Capital Advisors, LLC and Goodbody/PL Capital, LLC (collectively, the “PL Capital Group”), and Mr. William F. Keefe (“Mr. Keefe”).

Among other things, the Amendment increases from 9.99% to 14.99% the proportionate ownership, control or beneficial ownership of the Company’s common stock that the PL Capital Group and Mr. Keefe may acquire, offer or agree to acquire, or acquire rights to acquire without the prior written consent of the Company’s Board of Directors.

As amended, the Settlement Agreement may be terminated by either party, upon five (5) Business Days’ advance written notice, beginning on the day after the Company’s 2022 Annual Meeting of Stockholders, provided that the termination date may not occur during any time period between the notice deadline pursuant to the Company’s bylaws for nominating director candidates for election to the Company’s Board of Directors for an annual meeting of shareholders and the conclusion of such annual meeting.  In addition, certain obligations of the parties under the Settlement Agreement may terminate in certain circumstances in connection with a material breach of the Settlement Agreement.

Capitalized terms under this Item 5, unless otherwise defined herein, have the meaning ascribed to them in the Settlement Agreement.

See the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2016 for additional disclosure regarding the terms of the Settlement Agreement.

The above summary is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.14.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Index
Item 6.	Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization, dated as of October 27, 2017, by and among Old Point Financial Corporation, The Old Point National Bank of Phoebus, and Citizens National Bank (incorporated by reference to Exhibit 2.1 to Form 8-K filed November 2, 2017)

3.1	Articles of Incorporation of Old Point Financial Corporation, as amended effective June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 12, 2009)

3.1.1	Articles of Amendment to Articles of Incorporation of Old Point Financial Corporation, effective May 26, 2016 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed May 31, 2016)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated August 9, 2016 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed August 10, 2016)

4.1	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 16, 2021)

10.1	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 16, 2021)

10.14.1
Amendment No. 1 to Settlement Agreement, dated August 12, 2021, among Old Point Financial Corporation, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., PL Capital/Focused Fund, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Mr. John W. Palmer and Mr. Richard J. Lashley, as Managing Members of PL Capital, LLC, PL Capital Advisors, LLC and Goodbody/PL Capital, LLC and Mr. William F. Keefe

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL, filed herewith: (i) Consolidated Balance Sheets (unaudited for June 30, 2021), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Inline XBRL (included with Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

August 16, 2021	/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

August 16, 2021	/s/Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)