Form 10-Q
period 2021-09-30
OLD POINT FINANCIAL CORP
filed 2021-11-15
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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

5,245,842 shares of common stock ($5.00 par value) outstanding as of November 9, 2021

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

i

Index
GLOSSARY OF DEFINED TERMS

2020 Annual Report on Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
ALLL	Allowance for Loan and Lease Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
The CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CET1	Common Equity Tier 1
Citizens	Citizens National Bank
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLR	Community Bank Leverage Ratio
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
NIM	Net Interest Margin
Notes	The Company’s 3.50% fixed-to-floating rate subordinated notes due 2031
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
SEC	Securities and Exchange Commission
SBA	Small Business Administration
SOFR	Secured overnight financing rate
TDR	Troubled Debt Restructuring
Trust	Old Point Trust & Financial Services N.A.

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
(dollars in thousands, except share data)	2021	2020
	(unaudited)
Assets

Cash and due from banks	$14,429	$21,799
Interest-bearing due from banks	169,223	98,633
Federal funds sold	652	5
Cash and cash equivalents	184,304	120,437
Securities available-for-sale, at fair value	212,440	186,409
Restricted securities, at cost	1,034	1,367
Loans held for sale	5,740	14,413
Loans, net	830,467	826,759
Premises and equipment, net	32,282	33,613
Premises and equipment, held for sale	871	-
Bank-owned life insurance	29,012	28,386
Goodwill	1,650	1,650
Core deposit intangible, net	286	319
Other assets	13,540	12,838
Total assets	$1,311,626	$1,226,191

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$392,986	$360,602
Savings deposits	584,600	512,936
Time deposits	173,120	193,698
Total deposits	1,150,706	1,067,236
Overnight repurchase agreements	4,496	6,619
Federal Reserve Bank borrowings	898	28,550
Long term borrowings	29,374	1,350
Accrued expenses and other liabilities	5,385	5,291
Total liabilities	1,190,859	1,109,046

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,245,842 and 5,224,019 shares outstanding (includes 39,103 and 29,576 of nonvested restricted stock, respectively)	26,034	25,972
Additional paid-in capital	21,476	21,245
Retained earnings	70,683	65,859
Accumulated other comprehensive income, net	2,574	4,069
Total stockholders' equity	120,767	117,145
Total liabilities and stockholders' equity	$1,311,626	$1,226,191

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, dollars in thousands, except per share data)	2021	2020	2021	2020
Interest and Dividend Income:
Loans, including fees	$9,692	$8,788	$28,460	$26,539
Due from banks	68	41	163	224
Federal funds sold	-	-	-	12
Securities:
Taxable	853	720	2,414	2,296
Tax-exempt	186	141	558	364
Dividends and interest on all other securities	16	47	57	136
Total interest and dividend income	10,815	9,737	31,652	29,571

Interest Expense:
Checking and savings deposits	243	238	693	876
Time deposits	441	791	1,536	2,646
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	3	69	33	106
Long term borrowings	252	-	252	-
Federal Home Loan Bank advances	-	171	-	584
Total interest expense	939	1,269	2,514	4,212
Net interest income	9,876	8,468	29,138	25,359
Provision for loan losses	360	300	510	900
Net interest income after provision for loan losses	9,516	8,168	28,628	24,459

Noninterest Income:
Fiduciary and asset management fees	1,032	955	3,110	2,881
Service charges on deposit accounts	731	666	2,119	2,176
Other service charges, commissions and fees	1,085	1,121	3,153	3,044
Bank-owned life insurance income	195	207	625	630
Mortgage banking income	460	640	2,029	1,020
Gain on sale of available-for-sale securities, net	-	1	-	185
Gain on sale of fixed assets	-	-	-	818
Other operating income	103	67	242	139
Total noninterest income	3,606	3,657	11,278	10,893

Noninterest Expense:
Salaries and employee benefits	6,558	6,660	19,012	18,118
Occupancy and equipment	1,185	1,233	3,510	3,687
Data processing	1,187	946	3,427	2,569
Customer development	78	82	225	267
Professional services	625	467	1,790	1,532
Employee professional development	154	200	487	513
Other taxes	186	162	608	470
ATM and other losses	68	75	224	233
(Gain) on other real estate owned	-	(22)	-	(22)
Other operating expenses	887	861	2,738	2,531
Total noninterest expense	10,928	10,664	32,021	29,898
Income before income taxes	2,194	1,161	7,885	5,454
Income tax expense	286	61	1,123	610
Net income	$1,908	$1,100	$6,762	$4,844

Basic Earnings per Share:
Weighted average shares outstanding	5,245,042	5,221,476	5,235,749	5,213,982
Net income per share of common stock	$0.36	$0.21	$1.29	$0.93

Diluted Earnings per Share:
Weighted average shares outstanding	5,245,172	5,221,601	5,235,793	5,214,262
Net income per share of common stock	$0.36	$0.21	$1.29	$0.93

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, dollars in thousands)	2021	2020	2021	2020

Net income	$1,908	$1,100	$6,762	$4,844
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	(497)	453	(1,495)	4,029
Reclassification for gain included in net income	-	(1)	-	(146)
Other comprehensive income (loss), net of tax	(497)	452	(1,495)	3,883
Comprehensive income	$1,411	$1,552	$5,267	$8,727

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

(unaudited, dollars in thousands, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
THREE MONTHS ENDED SEPTEMBER 30, 2021

Balance at June 30, 2021	5,205,532	$26,028	$21,372	$69,457	$3,071	$119,928
Net income	-	-	-	1,908	-	1,908
Other comprehensive income, net of tax	-	-	-	-	(497)	(497)
Employee Stock Purchase Plan share issuance	1,207	6	20	-	-	26
Restricted stock vested	-	-	-	-	-	-
Stock-based compensation expense	-	-	84	-	-	84
Cash dividends ($0.13 per share)	-	-	-	(682)	-	(682)

Balance at end of period	5,206,739	$26,034	$21,476	$70,683	$2,574	$120,767

THREE MONTHS ENDED SEPTEMBER 30, 2020

Balance at June 30, 2020	5,191,217	$25,956	$21,093	$65,468	$3,352	$115,869
Net income	-	-	-	1,100	-	1,100
Other comprehensive loss, net of tax	-	-	-	-	452	452
Employee Stock Purchase Plan share issuance	1,592	8	16	-	-	24
Restricted stock vested	-	-	-	-	-	-
Stock-based compensation expense	-	-	56	-	-	56
Cash dividends ($0.12 per share)	-	-	-	(626)	-	(626)

Balance at end of period	5,192,809	$25,964	$21,165	$65,942	$3,804	$116,875

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

(unaudited, dollars in thousands, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
NINE MONTHS ENDED SEPTEMBER 30, 2021

Balance at December 31, 2020	5,194,443	$25,972	$21,245	$65,859	$4,069	$117,145
Net income	-	-	-	6,762	-	6,762
Other comprehensive loss, net of tax	-	-	-	-	(1,495)	(1,495)
Employee Stock Purchase Plan share issuance	3,775	19	60	-	-	79
Restricted stock vested	8,521	43	(43)	-	-	-
Stock-based compensation expense	-	-	214	-	-	214
Cash dividends ($0.37 per share)	-	-	-	(1,938)	-	(1,938)

Balance at end of period	5,206,739	$26,034	$21,476	$70,683	$2,574	$120,767

NINE MONTHS ENDED SEPTEMBER 30, 2020

Balance at December 31, 2019	5,180,105	$25,901	$20,959	$62,975	$(79)	$109,756
Net income	-	-	-	4,844	-	4,844
Other comprehensive income, net of tax	-	-	-	-	3,883	3,883
Employee Stock Purchase Plan share issuance	4,185	21	49	-	-	70
Restricted stock vested	8,519	42	(42)	-	-	-
Stock-based compensation expense	-	-	199	-	-	199
Cash dividends ($0.36 per share)	-	-	-	(1,877)	-	(1,877)

Balance at end of period	5,192,809	$25,964	$21,165	$65,942	$3,804	$116,875

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(unaudited, dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,762	$4,844
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,559	1,601
Amortization of right of use lease asset	266	278
Accretion related to acquisition, net	(5)	(52)
Amortization of subordinated debt issuance costs	27	-
Provision for loan losses	510	900
Gain on sale of securities, net	-	(185)
Net amortization of securities on subordinated issuance costs	709	458
Decrease (increase) in loans held for sale, net	8,673	(12,065)
Net (gain) loss on disposal of premises and equipment	-	(818)
Net (gain) loss on write-down/sale of other real estate owned	-	(22)
Income from bank owned life insurance	(625)	(630)
Stock compensation expense	214	199
Deferred tax benefit	(12)	(1,032)
(Decrease) in other assets	(560)	(1,666)
Increase (decrease) in accrued expenses and other liabilities	94	(1,162)
Net cash provided by (used in) operating activities	17,612	(9,352)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(55,698)	(44,173)
Proceeds from redemption (purchase) of restricted securities, net	333	(78)
Proceeds from maturities and calls of available-for-sale securities	8,779	7,684
Proceeds from sales of available-for-sale securities	4,330	9,385
Paydowns on available-for-sale securities	13,957	8,914
Net increase in loans held for investment	(4,180)	(124,834)
Proceeds from sales of other real estate owned	-	40
Purchases of premises and equipment	(1,130)	(758)
Proceeds from sale of premises and equipment	31	2,204
Net cash used in investing activities	(33,578)	(141,616)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	32,384	100,968
Increase in savings deposits	71,664	86,575
Decrease in time deposits	(20,578)	(25,976)
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings, net	(3,473)	(5,621)
Increase in Federal Home Loan Bank advances	-	25,000
Repayment of Federal Home Loan Bank advances	-	(23,500)
Increase in Federal Reserve Bank borrowings	-	37,515
Repayment of Federal Reserve Bank borrowings	(27,652)	(175)
Increase in long term borrowings	29,347	-
Proceeds from ESPP issuance	79	70
Cash dividends paid on common stock	(1,938)	(1,877)
Net cash provided by financing activities	79,833	192,979

Net increase in cash and cash equivalents	63,867	42,011
Cash and cash equivalents at beginning of period	120,437	89,865
Cash and cash equivalents at end of period	$184,304	$131,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,442	$4,353

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized (loss) gain on securities available-for-sale	$(1,892)	$4,915
Loans transferred to other real estate owned	$-	$254
Former bank property transferred from fixed assets to held for sale assets	$902	$-
Right of use lease asset and liability	$-	$862

See Notes to Consolidated Financial Statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Accounting Policies

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (NASDAQ: OPOF) (the Company) and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at September 30, 2021 and December 31, 2020, the statements of income, comprehensive income, and changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the statements of cash flows for the nine months ended September 30, 2021 and 2020. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

NATURE OF OPERATIONS
Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, the Bank and Trust. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of September 30, 2021, the Bank had 16 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

COVID-19
The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Company. Estimates for the allowance for loan losses at September 30, 2021 include probable and estimable losses related to the pandemic. While there have been signals of economic recovery and a resumption of many types of business activity, there remains significant uncertainty in the measurement of these losses. If there are further challenges to the economic recovery, then additional provision for loan losses may be required in future periods. It is unknown how long these conditions will last and what the ultimate financial impact will be to the Company. Depending on the severity and duration of the economic consequences of the pandemic, the Company’s goodwill may become impaired.

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

The Company’s business, financial condition and results of operations generally rely upon the ability of its borrowers to repay their loans, the value of collateral underlying secured loans, and the demand for loans and other products and services offered, which are highly dependent on the business environment in the Company’s primary markets. As of September 30, 2021, the Company had no loan modifications under the CARES Act, down from approximately $54 thousand as of June 30, 2021 and $7.4 million as of December 31, 2020.

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

Note 2. Securities

Amortized costs and fair values, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated are as follows:

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$9,050	$-	$(48)	$9,002
Obligations of U.S. Government agencies	37,614	212	(58)	37,768
Obligations of state and political subdivisions	51,128	1,954	(261)	52,821
Mortgage-backed securities	84,648	1,693	(428)	85,913
Money market investments	3,799	-	-	3,799
Corporate bonds and other securities	22,942	280	(85)	23,137
	$209,181	$4,139	$(880)	$212,440

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$6,980	$63	$-	$7,043
Obligations of U.S. Government agencies	36,858	35	(197)	36,696
Obligations of state and political subdivisions	43,517	2,478	-	45,995
Mortgage-backed securities	70,866	2,759	(124)	73,501
Money market investments	4,743	-	-	4,743
Corporate bonds and other securities	18,295	158	(22)	18,431
	$181,259	$5,493	$(343)	$186,409

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

Index
The Company has not recorded impairment charges through income on securities for the nine months ended September 30, 2021 or 2020.

The amortized cost and fair value of securities by contractual maturity are shown below:

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$200	$200
Due after one year through five years	13,758	14,175
Due after five through ten years	52,437	53,514
Due after ten years	138,987	140,752
Other securities, restricted	3,799	3,799
	$209,181	$212,440

The following table summarizes the net realized gains and losses on the sale of investment securities during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Securities Available-for-sale
Realized gains on sales of securities	$-	$1	$-	$186
Realized losses on sales of securities	-	-	-	(1)
Net realized gain	$-	$1	$-	$185

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	September 30, 2021
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$48	$9,002	$-	$-	$48	$9,002
Obligations of U.S. Government agencies	22	4,967	36	5,374	58	10,341
Obligations of state and political subdivisions	261	13,086	-	-	261	13,086
Mortgage-backed securities	306	26,500	122	6,792	428	33,292
Corporate bonds and other securities	85	9,615	-	-	85	9,615
Total securities available-for-sale	$722	$63,170	$158	$12,166	$880	$75,336

	December 31, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government agencies	$8	$2,810	$189	$17,191	$197	$20,001
Mortgage-backed securities	118	14,291	6	1,285	124	15,576
Corporate bonds and other securities	22	5,977	-	-	22	5,977
Total securities available-for-sale	$148	$23,078	$195	$18,476	$343	$41,554

The number of investments in an unrealized loss position as of September 30, 2021 and December 31, 2020 were 45 and 29, respectively. Certain investments within the Company’s portfolio had unrealized losses for more than twelve months at September 30, 2021 and December 31, 2020, as shown in the tables above. The unrealized losses were caused by changes in market interest rates and not a result of credit deterioration. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2021 or December 31, 2020.

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

Index
Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

(dollars in thousands)	September 30, 2021	December 31, 2020
Mortgage loans on real estate:
Residential 1-4 family	$116,466	$122,800
Commercial - owner occupied	185,466	153,955
Commercial - non-owner occupied	178,372	162,896
Multifamily	20,563	22,812
Construction	62,739	43,732
Second mortgages	8,710	11,178
Equity lines of credit	49,894	50,746
Total mortgage loans on real estate	622,210	568,119
Commercial and industrial loans	91,424	141,746
Consumer automobile loans	84,597	80,390
Other consumer loans	34,786	37,978
Other (1)	7,134	8,067
Total loans, net of deferred fees	840,151	836,300
Less: Allowance for loan losses	9,684	9,541
Loans, net of allowance and deferred fees (2)	$830,467	$826,759

(1)
Overdrawn accounts are reclassified as loans and included in the Other category in the table above.  Overdrawn deposit accounts, excluding internal use accounts, totaled $297 thousand and $271 thousand at September 30, 2021 and December 31, 2020, respectively.

(2)	Net deferred loan fees totaled $1.8 million and $2.1 million at September 30, 2021 and December 31, 2020, respectively.

Acquired Loans
The outstanding principal balance and the carrying amount of total acquired loans included in the consolidated balance sheets as of September 30, 2021 and December 31, 2020 are as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Outstanding principal balance	$5,145	$8,671
Carrying amount	5,114	8,602

The Company did not have any outstanding principal balance or related carrying amount of purchased credit-impaired loans as of September 30, 2021 and December 31, 2020. The following table presents changes in the accretable yield on purchased credit-impaired loans, for which the Company applies FASB ASC 310-30, at September 30, 2021 and 2020:

(dollars in thousands)	September 30, 2021	September 30, 2020
Balance at January 1	$-	$72
Accretion	-	(29)
Balance at end of period	$-	$43

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

Index
The following tables present credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of September 30, 2021
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$116,296	$-	$170	$-	$116,466
Commercial - owner occupied	182,515	832	2,119	-	185,466
Commercial - non-owner occupied	177,119	521	732	-	178,372
Multifamily	20,563	-	-	-	20,563
Construction	61,613	127	999	-	62,739
Second mortgages	8,710	-	-	-	8,710
Equity lines of credit	49,894	-	-	-	49,894
Total mortgage loans on real estate	$616,710	$1,480	$4,020	$-	$622,210
Commercial and industrial loans	91,156	13	255	-	91,424
Consumer automobile loans	84,360	-	237	-	84,597
Other consumer loans	34,786	-	-	-	34,786
Other	7,134	-	-	-	7,134
Total	$834,146	$1,493	$4,512	$-	$840,151

Credit Quality Information
As of December 31, 2020
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$122,621	$-	$179	$-	$122,800
Commercial - owner occupied	148,738	2,462	2,755	-	153,955
Commercial - non-owner occupied	162,148	748	-	-	162,896
Multifamily	22,812	-	-	-	22,812
Construction	42,734	998	-	-	43,732
Second mortgages	11,178	-	-	-	11,178
Equity lines of credit	50,746	-	-	-	50,746
Total mortgage loans on real estate	$560,977	$4,208	$2,934	$-	$568,119
Commercial and industrial loans	141,391	355	-	-	141,746
Consumer automobile loans	79,997	-	393	-	80,390
Other consumer loans	37,978	-	-	-	37,978
Other	8,067	-	-	-	8,067
Total	$828,410	$4,563	$3,327	$-	$836,300

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

Index
Age Analysis of Past Due Loans as of September 30, 2021
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	PCI	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$74	$29	$-	$-	$238	$116,125	$116,466
Commercial - owner occupied	-	-	-	-	-	185,466	185,466
Commercial - non-owner occupied	354	-	-	-	183	177,835	178,372
Multifamily	-	-	-	-	-	20,563	20,563
Construction	-	-	-	-	-	62,739	62,739
Second mortgages	1	-	-	-	-	8,709	8,710
Equity lines of credit	-	-	-	-	-	49,894	49,894
Total mortgage loans on real estate	$429	$29	$-	$-	$421	$621,331	$622,210
Commercial and industrial loans	141	-	-	-	-	91,283	91,424
Consumer automobile loans	771	126	264	-	3	83,433	84,597
Other consumer loans	399	331	667	-	-	33,389	34,786
Other	27	1	6	-	-	7,100	7,134
Total	$1,767	$487	$937	$-	$424	$836,536	$840,151

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccural column and not also in its respective past due column.

In the table above, the past due totals include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $1.1 milion at September 30, 2021.

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

Index
Although the portions of the student loan portfolios that are 90 days or more past due would normally be considered impaired, the Company does not include these loans in its impairment analysis. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans as of September 30, 2021, management does not expect significant increases in delinquencies of these loans to have a material effect on the Company.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class

(dollars in thousands)	September 30, 2021	December 31, 2020
Mortgage loans on real estate:
Residential 1-4 family	$238	$311
Commercial - owner occupied	-	903
Commercial - non-owner occupied	183	-
Total mortgage loans on real estate	$421	$1,214
Consumer loans	3	-
Total	$424	$1,214

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Nine Months Ended September 30,
(dollars in thousand)	2021	2020
Interest income that would have been recorded under original loan terms	$8	$145
Actual interest income recorded for the period	2	34
Reduction in interest income on nonaccrual loans	$6	$111

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

There were no new TDRs in the nine months ended September 30, 2021 and one new TDR in the nine months ended September 30, 2020.

At September 30, 2021 and 2020, the Company had no outstanding commitments to disburse additional funds on any TDR. The Company had no loans secured by residential 1 - 4 family real estate in the process of foreclosure at September 30, 2021 and 2020.

In the three and nine months ended September 30, 2021 and 2020, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

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

Impaired Loans by Class
	As of September 30, 2021				For the Nine Months Ended September 30, 2021
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$403	$67	$306	$33	$382	$6
Commercial	504	250	425	13	636	1
Construction	81	-	80	-	82	3
Second mortgages	129	-	127	3	129	4
Total mortgage loans on real estate	1,117	317	938	49	1,229	14
Commercial and industrial loans	3	1	1	-	2	-
Other consumer loans	11	12	-	-	10	-
Total	$1,131	$330	$939	$49	$1,241	$14

Index
	Impaired Loans by Class
	As of December 31, 2020				For the Year Ended December 31, 2020
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$474	$366	$87	$1	$458	$10
Commercial	3,490	1,306	121	1	2,559	46
Construction	83	-	83	-	84	5
Second mortgages	133	-	133	9	134	5
Total mortgage loans on real estate	4,180	1,672	424	11	3,235	66
Commercial and industrial loans	6	6	-	-	7	-
Other consumer loans	14	14	-	-	15	1
Total	$4,200	$1,692	$424	$11	$3,257	$67

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

Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At September 30, 2021 and December 31, 2020 management used eight twelve-quarter migration periods.

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

Given the timing of the outbreak in the United States of the COVID-19 pandemic combined with government stimulus actions for both individuals and small businesses, management does not believe that the Company’s performance in relation to credit quality during 2020 or the first three quarters of 2021 was significantly impacted. The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular. However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding supply chain disruptions, inflationary pressures, and any potential effects of governmental actions taken in response to the pandemic. With so much uncertainty, it is impossible for the Company to accurately predict the impact that the pandemic will have on the Company’s primary market and the overall extent to which it will affect the Company’s financial condition and results of operations. Based on capital levels, stress testing indications, prudent underwriting policies, watch credit processes, and loan concentration diversification, the Company currently expects to be able to manage the economic risks and uncertainties associated with the pandemic which may include additional provision for loan losses.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management’s estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $9.7 million adequate to cover probable loan losses inherent in the loan portfolio at September 30, 2021.

The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

For the Nine Months ended September 30, 2021
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541
Charge-offs	(24)	-	(1)	-	(664)	(216)	-	(905)
Recoveries	33	-	66	44	310	85	-	538
Provision for loan losses	47	152	(341)	239	373	173	(133)	510
Ending Balance	$706	$491	$2,284	$4,717	$1,321	$165	$-	$9,684

Individually evaluated for impairment	$-	$-	$36	$13	$-	$-	$-	$49
Collectively evaluated for impairment	706	491	2,248	4,704	1,321	165	-	9,635

Ending Balance	$706	$491	$2,284	$4,717	$1,321	$165	$-	$9,684

Loans Balances:
Individually evaluated for impairment	2	80	500	675	12	-	-	1,269
Collectively evaluated for impairment	91,422	62,659	195,133	363,163	119,371	7,134	-	838,882
Ending Balance	$91,424	$62,739	$195,633	$363,838	$119,383	$7,134	$-	$840,151

(1)	The real estate-mortgage segment includes residential 1 – 4 family, multi-family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

Index
For the Year ended December 31, 2020
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$1,244	$258	$2,505	$3,663	$1,694	$296	$-	$9,660
Charge-offs	(25)	-	(149)	(654)	(822)	(355)	-	(2,005)
Recoveries	47	10	69	317	377	66	-	886
Provision for loan losses	(616)	71	135	1,108	53	116	133	1,000
Ending Balance	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541

Individually evaluated for impairment	$-	$-	$10	$1	$-	$-	$-	$11
Collectively evaluated for impairment	650	339	2,550	4,433	1,302	123	133	9,530

Ending Balance	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541

Loans Balances:
Individually evaluated for impairment	6	83	586	1,427	14	-	-	2,116
Collectively evaluated for impairment	141,740	43,649	206,950	315,424	118,354	8,067	-	834,184
Ending Balance	$141,746	$43,732	$207,536	$316,851	$118,368	$8,067	$-	$836,300

(1)	The real estate-mortgage segment includes residential 1 – 4 family, multi-family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

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

The following tables present information about the Company’s leases:

(dollars in thousands)	September 30, 2021
Lease liabilities	$1,121
Right-of-use assets	$1,098
Weighted average remaining lease term	3.81 years
Weighted average discount rate	1.71%

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost (in thousands)	2021	2020	2021	2020
Operating lease cost	$81	$99	$266	$278
Total lease cost	$81	$99	$266	$278

Cash paid for amounts included in the measurement of lease liabilities	$82	$97	$269	$274

Index
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of September 30, 2021
Three months ending December 31, 2021	$83
Twelve months ending December 31, 2022	339
Twelve months ending December 31, 2023	248
Twelve months ending December 31, 2024	240
Thereafter	309
Total undiscounted cash flows	$1,219
Discount	(98)
Lease liabilities	$1,121

Note 5. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both September 30, 2021 and December 31, 2020. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $2.1 million and $2.3 million at September 30, 2021 and December 31, 2020, respectively. The expected terms of these investments and the related tax benefits run through 2033. Total projected tax credits to be received for 2021 are $361 thousand, which is based on the most recent quarterly estimates received from the funds. There were no additional capital calls expected for the funds at September 30, 2021.  Additional capital calls expected for the funds totaled $18 thousand at December 31, 2020 and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet.

The table below summarizes the tax credits and other tax benefits recognized by the Company related to these investments during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Tax credits and other benefits
Amortization of operating losses	$51	$45	$151	$136
Tax benefit of operating losses*	11	10	32	29
Tax credits	89	105	272	314
Total tax benefits	$100	$115	$304	$343

*	Computed using a 21% tax rate.

Note 6. Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Short-term borrowings sources consist of federal funds purchased, overnight repurchase agreements (which are secured transactions with customers that generally mature within one to four days), and advances from the FHLB.

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At September 30, 2021 and December 31, 2020, the remaining credit available from these lines totaled $115.0 million and $100.0 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $380.3 million and $374.7 as of September 30, 2021 and December 31, 2020, respectively.

Index
SHORT-TERM BORROWINGS
The following table presents total short-term borrowings as of the dates indicated:

(dollar in thousands)	September 30, 2021	December 31, 2020
Overnight repurchase agreements	$4,496	$6,619
Total short-term borrowings	$4,496	$6,619

Maximum month-end outstanding balance	$12,239	$9,080
Average outstanding balance during the period	$8,116	$21,092
Average interest rate (year-to-date)	0.10%	0.19%
Average interest rate at end of period	0.10%	0.10%

LONG-TERM BORROWINGS
At September 30, 2021 the Company had borrowings under the FRB’s PPPLF of $898 thousand.  These borrowings are fully collateralized by PPP loans and will mature in concert with the underlying collateral, all of which will mature within 24 months of origination. No new advances were made pursuant to the PPPLF as of the program’s expiration on July 30, 2021.

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

On July 14, 2021, the Company completed the issuance of $29.4 million, net of issuance costs, or $30.0 million in aggregate principal amount of subordinated notes (the Notes) due in 2031 in a private placement transaction.  The Notes bear interest at a fixed rate of 3.5% for five years and at the three month SOFR plus 286 basis points, resetting quarterly, thereafter.

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

The following financial instruments whose contract amounts represent credit risk were outstanding at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Commitments to extend credit:
Home equity lines of credit	$70,168	$66,999
Commercial real estate, construction and development loans committed but not funded	48,386	20,258
Other lines of credit (principally commercial)	66,671	64,329
Total	$185,225	$151,586

Letters of credit	$3,568	$4,841

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of September 30, 2021 only restricted stock has been granted under the Incentive Stock Plan.

Index
Restricted stock activity for the nine months ended September 30, 2021 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2021	29,576	$18.46
Issued	18,048	22.35
Vested	(8,521)	17.50
Forfeited	-	-
Nonvested, September 30, 2021	39,103	$20.46

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.52 years.

The fair value of restricted stock granted during the nine months ended September 30, 2021 and 2020 was $403 thousand and $298 thousand, respectively.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $411 thousand as of September 30, 2021 and $314 thousand as of September 30, 2020.

Stock-based compensation expense was $84 thousand and $56 thousand for the three months ended September 30, 2021 and 2020, respectively, and $214 thousand and $199 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Under the Company's Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company's common stock. Shares of stock are issued quarterly at a discount to the market price of the Company's stock on the day of purchase, which can range from 0-15% and was set at 5% for 2020 and for the first nine months of 2021.

3,775 shares were purchased under the ESPP during the nine months ended September 30, 2021. At September 30, 2021, the Company had 228,676 remaining shares reserved for issuance under the ESPP.

Note 9. Stockholders’ Equity and Earnings per Share

STOCKHOLDERS’ EQUITY – Accumulated Other Comprehensive Income (Loss)
The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item on Consolidated Statement of Income
(dollars in thousands)	2021	2020	2021	2020
Available-for-sale securities
Realized gains on sales of securities	$-	$1	$-	$185	Gain on sale of available-for-sale securities, net
Tax effect	-	-	-	39	Income tax expense
	$-	$1	$-	$146

The following tables present the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income

Nine Months Ended September 30, 2021
Balance at beginning of period	$4,069	$4,069
Net other comprehensive loss	(1,495)	(1,495)
Balance at end of period	$2,574	$2,574

Nine Months Ended September 30, 2020
Balance at beginning of period	$(79)	$(79)
Net other comprehensive income	3,883	3,883
Balance at end of period	$3,804	$3,804

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income

Three Months Ended September 30, 2021
Balance at beginning of period	$3,071	$3,071
Net other comprehensive loss	(497)	(497)
Balance at end of period	$2,574	$2,574

Three Months Ended September 30, 2020
Balance at beginning of period	$3,352	$3,352
Net other comprehensive income	452	452
Balance at end of period	$3,804	$3,804

Index
The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated.

	Three Months Ended September 30, 2021
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(629)	$(133)	$(497)

Total change in accumulated other comprehensive income, net	$(629)	$(133)	$(497)

	Three Months Ended September 30, 2020
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$573	$120	$453
Reclassification adjustment for gains recognized in income	(1)	-	(1)

Total change in accumulated other comprehensive income, net	$572	$120	$452

	Nine Months Ended September 30, 2021
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,892)	$(397)	$(1,495)

Total change in accumulated other comprehensive income, net	$(1,892)	$(397)	$(1,495)

	Nine Months Ended September 30, 2020
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$5,100	$1,071	$4,029
Reclassification adjustment for gains recognized in income	(185)	(39)	(146)

Total change in accumulated other comprehensive income, net	$4,915	$1,032	$3,883

EARNINGS PER COMMON SHARE
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to the employee stock purchase plan.

Index
The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2021 and 2020:

(dollars in thousands except per share data)	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three Months Ended September 30, 2021
Net income, basic	$1,908	5,245	$0.36
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$1,908	5,245	$0.36

Three Months Ended September 30, 2020
Net income, basic	$1,100	5,221	$0.21
Potentially dilutive common shares - employee stock purchase program	-	1	-
Diluted	$1,100	5,222	$0.21

Nine Months Ended September 30, 2021
Net income, basic	$6,762	5,236	$1.29
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$6,762	5,236	$1.29

Nine Months Ended September 30, 2020
Net income, basic	$4,844	5,214	$0.93
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$4,844	5,214	$0.93

The Company had no antidilutive shares outstanding in the nine months ended September 30, 2021 and 2020, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

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

The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at September 30, 2021 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$9,002	$-	$9,002	$-
Obligations of U.S. Government agencies	37,768	-	37,768	-
Obligations of state and political subdivisions	52,821	-	52,821	-
Mortgage-backed securities	85,913	-	85,913	-
Money market investments	3,799	-	3,799	-
Corporate bonds and other securities	23,137	-	23,137	-
Total available-for-sale securities	$212,440	$-	$212,440	$-

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$7,043	$-	$7,043	$-
Obligations of U.S. Government agencies	36,696	-	36,696	-
Obligations of state and political subdivisions	45,995	-	45,995	-
Mortgage-backed securities	73,501	-	73,501	-
Money market investments	4,743	-	4,743	-
Corporate bonds and other securities	18,431	-	18,431	-
Total available-for-sale securities	$186,409	$-	$186,409	$-

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

Index
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

		Carrying Value at September 30, 2021
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans
Loans held for sale	$5,740	$-	$5,740	$-

		Carrying Value at December 31, 2020
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans
Loans held for sale	$14,413	$-	$14,413	$-

The Company did not have any Level 3 Fair Value Measurements at September 30, 2021 or December 31, 2020.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at September 30, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$184,304	$184,304	$-	$-
Securities available-for-sale	212,440	-	212,440	-
Restricted securities	1,034	-	1,034	-
Loans held for sale	5,740	-	5,740	-
Loans, net of allowances for loan losses	830,467	-	-	831,464
Bank owned life insurance	29,012	-	29,012	-
Accrued interest receivable	3,308	-	3,308	-

Liabilities
Deposits	$1,150,706	$-	$1,153,293	$-
Overnight repurchase agreements	4,496	-	4,496	-
Federal Reserve Bank borrowings	898	-	898	-
Long term borrowings	29,374	-	29,424	-
Accrued interest payable	456	-	456	-

Index
		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$120,437	$120,437	$-	$-
Securities available-for-sale	186,409	-	186,409	-
Restricted securities	1,367	-	1,367	-
Loans held for sale	14,413	-	14,413	-
Loans, net of allowances for loan losses	826,759	-	-	826,083
Bank owned life insurance	28,386	-	28,386	-
Accrued interest receivable	3,613	-	3,613	-

Liabilities
Deposits	$1,067,236	$-	$1,070,236	$-
Overnight repurchase agreements	6,619	-	6,619	-
Federal Reserve Bank borrowings	28,550	-	28,550	-
Other borrowings	1,350	-	1,350	-
Accrued interest payable	384	-	384	-

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

Index
Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and nine months ended September 30, 2021 and 2020 follows:

	Three Months Ended September 30, 2021
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,809	$6	$2,281	$(2,281)	$10,815
Income from fiduciary activities	-	1,032	-	-	1,032
Other income	2,341	249	50	(66)	2,574
Total operating income	13,150	1,287	2,331	(2,347)	14,421

Expenses
Interest expense	688	-	251	-	939
Provision for loan losses	360	-	-	-	360
Salaries and employee benefits	5,644	746	168	-	6,558
Other expenses	4,077	257	102	(66)	4,370
Total operating expenses	10,769	1,003	521	(66)	12,227

Income before taxes	2,381	284	1,810	(2,281)	2,194

Income tax expense (benefit)	325	59	(98)	-	286

Net income	$2,056	$225	$1,908	$(2,281)	$1,908

Capital expenditures	$370	$-	$-	$-	$370

Total assets	$1,304,291	$7,222	$150,442	$(150,329)	$1,311,626

	Three Months Ended September 30, 2020
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$9,732	$6	$1,244	$(1,245)	$9,737
Income from fiduciary activities	-	955	-	-	955
Other income	2,483	234	50	(65)	2,702
Total operating income	12,215	1,195	1,294	(1,310)	13,394

Expenses
Interest expense	1,258	-	11	-	1,269
Provision for loan losses	300	-	-	-	300
Salaries and employee benefits	5,746	760	154	-	6,660
Other expenses	3,752	249	68	(65)	4,004
Total operating expenses	11,056	1,009	233	(65)	12,233

Income before taxes	1,159	186	1,061	(1,245)	1,161

Income tax expense (benefit)	61	39	(39)	-	61

Net income	$1,098	$147	$1,100	$(1,245)	$1,100

Capital expenditures	$86	$10	$-	$-	$96

Total assets	$1,249,144	$6,961	$118,423	$(118,435)	$1,256,093

Index
	Nine Months Ended September 30, 2021
(dollars in thousands)	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$31,635	$17	$7,458	$(7,458)	$31,652
Income from fiduciary activities	-	3,110	-	-	3,110
Other income	7,426	788	150	(196)	8,168
Total operating income	39,061	3,915	7,608	(7,654)	42,930

Expenses
Interest expense	2,258	-	256	-	2,514
Provision for loan losses	510	-	-	-	510
Salaries and employee benefits	16,263	2,253	496	-	19,012
Other expenses	12,139	788	278	(196)	13,009
Total operating expenses	31,170	3,041	1,030	(196)	35,045

Income before taxes	7,891	874	6,578	(7,458)	7,885

Income tax expense (benefit)	1,123	184	(184)	-	1,123

Net income	$6,768	$690	$6,762	$(7,458)	$6,762

Capital expenditures	$1,089	$41	$-	$-	$1,130

Total assets	$1,304,291	$7,222	$150,442	$(150,329)	$1,311,626

	Nine Months Ended September 30, 2020
(dollars in thousands)	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$29,532	$40	$5,362	$(5,363)	$29,571
Income from fiduciary activities	-	2,881	-	-	2,881
Other income	7,289	769	150	(196)	8,012
Total operating income	36,821	3,690	5,512	(5,559)	40,464

Expenses
Interest expense	4,167	-	45	-	4,212
Provision for loan losses	900	-	-	-	900
Salaries and employee benefits	15,305	2,315	498	-	18,118
Other expenses	10,886	827	263	(196)	11,780
Total operating expenses	31,258	3,142	806	(196)	35,010

Income before taxes	5,563	548	4,706	(5,363)	5,454

Income tax expense (benefit)	631	117	(138)	-	610

Net income	$4,932	$431	$4,844	$(5,363)	$4,844

Capital expenditures	$742	$16	$-	$-	$758

Total assets	$1,249,144	$6,961	$118,423	$(118,435)	$1,256,093

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

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Old Point Financial Corporation and its subsidiaries (collectively, the Company). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2020 Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2020. Highlighted in the discussion are material changes from prior reporting periods and certain identifiable trends affecting the Company. Results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

Cautionary Statement Regarding Forward-Looking Statements
This report contains statements concerning the Company’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to: statements regarding expected future operations and financial performance; the Company’s technology and efficiency initiatives and anticipated completion timelines; potential effects of the COVID-19 pandemic, including on asset quality, the allowance for loan losses, provision for loan losses, interest rates, and results of operations; certain items that management does not expect to have an ongoing impact on consolidated net income; net interest margin compression and items affecting net interest margin; strategic business initiatives and the anticipated effects thereof, forgiveness of loans originated under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA) and the related impact on the Company’s results of operations; asset quality; adequacy of allowances for loan losses and the level of future chargeoffs; liquidity and capital levels; the Company’s assessment of and ability to manage and remediate the impact of cyber incidents, including those involving theft and fraudulent activity directed at the Bank and its customers and employees, perpetrated by third-party cybercriminals; the effect of future market and industry trends and the effects of future interest rate levels and fluctuations. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in:

•	interest rates, such as volatility in short-term interest rates or yields on U.S. Treasury bonds and increases or volatility in mortgage interest rates
•	general business conditions, as well as conditions within the financial markets
•
general economic conditions, including unemployment levels, supply chain disruptions, and slowdowns in economic growth, and particularly related to further and sustained economic impacts of the COVID-19 pandemic

•
the effectiveness of the Company’s efforts to respond to COVID-19, the severity and duration of the pandemic, the impact of loosening of governmental restrictions, the uncertainty regarding new variants, the pace and efficacy of vaccinations and treatment developments, the pace and durability of economic recovery and the heightened impact that COVID-19 may have on many of the risks described herein

•
potential claims, damages and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to COVID-19, including, among other things, the PPP under the CARES Act, as subsequently amended

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

About Old Point Financial Corporation
The Company is the parent company of The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services, N.A. (Trust). The Bank is a locally managed community bank serving the Hampton Roads and Richmond regions. The Bank currently has 16 branch offices.  The Bank also has a loan production office in Richmond and a mortgage loan origination office in Charlotte, NC.  Trust is a wealth management services provider.

On April 1, 2018, the Company acquired Citizens National Bank (Citizens). Under the terms of the merger agreement, Citizens stockholders received 0.1041 shares of Company stock and $2.19 in cash for each share of Citizens stock. Systems integration was completed in May 2018.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The outbreak of COVID-19 has caused a significant disruption in economic activity worldwide, and has had a significant impact on business and customers in our market areas and on our results of operations, which the Company expects may continue. During 2021, the economy has, with certain setbacks, started to reopen and wider vaccine distribution and the easing of restrictions related to COVID-19 appear to be improving economic conditions.  However, substantial uncertainty remains about critical factors that may affect the economy and employment, including case trends of COVID-19 in the U.S.; the impact of COVID-19 variants; the efficacy of a vaccine against COVID-19; vaccination rates; potential re-tightening of policies that had previously allowed businesses to open and restrictions related to COVID-19 to ease due to a resurgence in COVID-19; supply chain disruption; any further government stimulus efforts, including the nature, timing and extent of such stimulus; and the pace and durability of any economic recovery. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently not yet estimable and the Company believes that it will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors. The Company’s results of operations may be impacted by elevated loans losses, net interest margin compression, falling demand for loans, and potential impairments of securities available for sale and goodwill. The Company currently expects to manage through the negative impacts of the COVID-19 pandemic by maintaining sufficient liquidity and capital levels.

The Company actively assisted both customers and non-customers in obtaining loans through the PPP administered by the SBA. Additionally, the Company has worked with customers affected by COVID-19 through payment deferrals and tracked all payment accommodations to customers to identify and quantify any impact they might have on the Company.  As of September 30, 2021, the Company had no loans under modification, down from $54 thousand at June 30, 2021 and $7.4 million as of December 31, 2020. Continued uncertainty regarding the duration and scope of the pandemic, related effects of COVID-19, and the pace and durability of any economic recovery may negatively impact management assumptions and estimates, such as the allowance for loan losses and resulting provision for loan losses.

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

Executive Overview
For the three months ended September 30, 2021 net income was $1.9 million, or $0.36 earnings per diluted common share. This compares to net income of $1.1 million, or $0.21 earnings per diluted common share, for the third quarter of 2020. The increase was principally attributable to increased net interest income partially offset by increased noninterest expense and provision for loan losses.

For the nine months ended September 30, 2021 and 2020, net income was $6.8 million, or $1.29 earnings per diluted common share, and $4.8 million, or $0.93 earnings per diluted common share, respectively.  The increase was primarily attributable to increased net interest income, decreased provision for loan losses, and increased noninterest income partially offset by increased noninterest expense.

Highlights of the quarter are as follows:

•	Total assets were $1.3 billion at September 30, 2021, growing $85.4 million or 7.0% from December 31, 2020.

•
Net loans grew $3.7 million from December 31, 2020.  PPP loans outstanding at September 30, 2021 were $36.3 million compared to $86.0 million at December 31, 2020.  Excluding the decline in PPP loans outstanding, net loans held for investment (non-GAAP) grew $53.4 million, or 7.2%, from December 31, 2020 to September 30, 2021.

•	Deposits grew $83.5 million to $1.2 billion at September 30, 2021 from December 31, 2020.

•
Non-performing assets (NPAs) decreased to $1.4 million at September 30, 2021 compared to $2.0 million at December 31, 2020 and $5.7 million as of September 30, 2020. NPAs as a percentage of total assets was 0.10% at September 30, 2021, which compared to 0.16% at December 31, 2020 and 0.45% at September 30, 2020.

•	Average earning assets year to date grew $116.7 million, or 11.0%, to $1.2 billion as of September 30, 2021 compared to $1.1 billion as of September 30, 2020.

•	Book value per share and tangible book value per share (non-GAAP) at September 30, 2021 increased 0.7%, over June 30, 2021 and 2.9% and 3.0%, respectively from September 30, 2020.

•	Net interest income was $9.9 million for the third quarter of 2021, increasing from $9.1 million for the prior quarter and $8.5 million for the third quarter of 2020.

•	Net interest margin improved to 3.24% for the third quarter of 2021 from 3.10% for the second quarter of 2021 and 2.91% for the third quarter of 2020.

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

Index
For the third quarter of 2021, net interest income was $9.9 million, an increase of $1.4 million or 16.6% from the third quarter of 2020. The increase was primarily due to significantly higher balances in average earning assets and accelerated recognition of deferred fees and costs related to PPP forgiveness partially offset by higher average interest bearing liabilities at lower average rates. The compression on yield and cost was primarily due to the reduction of the federal funds target rate in the first quarter of 2020 by the Federal Reserve to a range of 0.00% to 0.25% in response to the COVID-19 pandemic, but is also impacted by PPP loan originations (which bear interest at a rate of 1%) and higher levels of liquidity.  Average earning assets increased year-over-year by $51.8 million, or 4.5%.  The average tax-equivalent yield on earning assets for the third quarter of 2021 increased by 20 basis points compared to the same period of 2020. Average interest bearing liabilities increased $10.7 million, or 1.4%, and the average rate on interest-bearing liabilities for the quarter ended September 30, 2021 was 0.18%, down from 0.66% for the same period of 2020, benefiting from the lower rate environment and reduced interest expense related to repayment of higher-cost long-term borrowings during 2020.

For the nine months ended September 30, 2021 and 2020, net interest income was $29.1 million and $25.4 million, respectively. Net interest income, on a fully tax-equivalent basis, was $29.3 million for the nine months ended September 30, 2021, compared to $25.5 million for the nine months ended September 30, 2020, an increase of $3.8 million, or 15.0%. The increase was driven by the growth in average earning assets and the lower cost of funds compared to the first nine months of 2020, tempered by the impacts of lower yields on earning assets and increases in average interest bearing liabilities. Accelerated recognition of deferred fees and costs related to PPP forgiveness also positively impacted net interest income for the 2021 period. Average earning assets for the nine months ended September 30, 2021 increased $116.7 million, or 11.0%, compared to the first nine months of 2020, primarily due to growth in loans (including PPP loans) and investment securities, funded by deposit growth. Average interest bearing liabilities increased $27.5 million, or 3.8%, for the nine months ended September 30, 2021 compared to the comparative 2020 period. The average tax-equivalent yield and average interest bearing cost decreased by 12 basis points and 33 basis points, respectively, for the first nine months of 2021 compared to the first nine months of 2020.

The NIM for the third quarter of 2021 was 3.24%, an increase from 2.91% for the third quarter of 2020.  On a fully tax-equivalent basis, (FTE), NIM increased  to 3.26% for the third quarter of 2021, up from 2.92% for the prior year quarter.  For the first nine months of 2021 and 2020, NIM was 3.30% and 3.18%, respectively, and NIM (FTE) was 3.32% and 3.20%, respectively.  Average loan yields were higher for the third quarter of 2021 compared to the same period of 2020 by 58 basis points. For the nine months ended September 30, 2021, average loans yields were higher by 23 basis points over the same period of 2020.  While the lower interest rate environment resulted in lower average yields on new loan originations, including PPP loans which earn at a fixed 1%, and repricing within the existing loan portfolio, average loan yields were higher due to accelerated recognition of deferred fees and costs related to PPP forgiveness and the collection of prepayment penalties on one commercial relationship. Loan fees and costs related to PPP loans are deferred at time of loan origination, are amortized into interest income over the remaining term of the loans and accelerated upon forgiveness or repayment of the PPP loans. Net PPP fees of $2.7 million were recognized in the first nine months of 2021. As of September 30, 2021, unamortized net deferred PPP fees were $1.1 million. For more information about these FTE financial measures, please see “Non-GAAP Financial Measures” below. High levels of liquidity invested at lower yielding short-term levels in the low interest rate environment also continue to impact the NIM.

Average money market, savings and interest-bearing demand deposits increased $93.7 million and $102.7 million for the third quarter and first nine months of 2021, respectively, and average time deposits decreased $29.7 million and $30.0 million for the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020, due to growth in consumer and business deposits primarily as a result of new accounts and liquidity from government stimulus programs as well as a shift from time deposits as a result of lower interest rates. Average noninterest-bearing demand deposits increased $36.5 million for the third quarter of 2021 and increased $75.2 million for the first nine months of 2021, compared to the same periods in 2020. The average cost of interest-bearing deposits decreased 24 basis points for the third quarter of 2021 and decreased 30 basis points for the first nine months of 2021, compared to the same periods in 2020, due primarily to lower rates on deposits and a shift in composition from time deposits. While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity.

Average borrowings decreased $53.3 million for the third quarter of 2021 and decreased $45.2 million for the first nine months of 2021, compared to the same periods in 2020 due primarily to the repayment of PPPLF borrowings during 2021 and long-term borrowings in 2020. The average cost of borrowings increased 174 basis points during the third quarter of 2021 and 18 basis points during the first nine months of 2021, compared to the same periods in 2020 due primarily to the issuance of subordinated notes by the Company during July 2021 partially offset by the repayment of higher-cost long-term borrowings during 2020.

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

Index
AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the quarter ended September 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
ASSETS
Loans*	$838,376	$9,704	4.59%	$873,772	$8,801	4.01%
Investment securities:
Taxable	183,759	853	1.84%	147,942	721	1.94%
Tax-exempt*	32,243	236	2.90%	19,795	177	3.56%
Total investment securities	216,002	1,089	2.00%	167,737	898	2.13%
Interest-bearing due from banks	153,671	68	0.18%	114,646	41	0.14%
Federal funds sold	1,958	-	0.07%	5	-	0.04%
Other investments	1,033	16	5.91%	3,098	46	5.90%
Total earning assets	1,211,040	$10,877	3.56%	1,159,258	$9,786	3.36%
Allowance for loan losses	(9,486)			(9,739)
Other non-earning assets	97,907			100,984
Total assets	$1,299,461			$1,250,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$72,371	$3	0.02%	$54,065	$3	0.02%
Money market deposit accounts	379,170	228	0.24%	319,674	222	0.28%
Savings accounts	115,862	12	0.04%	99,933	13	0.05%
Time deposits	175,541	441	1.00%	205,240	791	1.53%
Total time and savings deposits	742,944	684	0.36%	678,912	1,029	0.60%
Federal funds purchased, repurchase agreements and other borrowings	10,840	3	0.15%	48,740	69	0.56%
Long terrn borrowings	25,301	252	3.95%	-	-	0.00%
Federal Home Loan Bank advances	-	-	0.00%	40,706	171	1.67%
Total interest-bearing liabilities	779,085	939	0.48%	768,358	1,269	0.66%
Demand deposits	393,591			357,078
Other liabilities	5,007			7,880
Stockholders' equity	121,778			117,187
Total liabilities and stockholders' equity	$1,299,461			$1,250,503
Net interest margin		$9,938	3.26%		$8,517	2.92%

*Computed on a fully tax-equivalent basis (non-GAAP) using a 21% rate, adjusting interest income by $62 thousand and $49 thousand for September 30, 2021 and 2020, respectively.
**Annualized

Index
AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the nine months ended September 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS
Loans*	$835,107	$28,495	4.56%	$819,325	$26,577	4.33%
Investment securities:
Taxable	168,800	2,414	1.91%	141,746	2,296	2.16%
Tax-exempt*	31,596	706	2.99%	16,635	460	3.69%
Total investment securities	200,396	3,120	2.08%	158,381	2,756	2.32%
Interest-bearing due from banks	143,112	163	0.15%	81,779	224	0.37%
Federal funds sold	662	-	0.07%	1,122	12	1.45%
Other investments	1,128	57	6.64%	3,080	136	5.86%
Total earning assets	1,180,405	$31,835	3.61%	1,063,687	$29,705	3.73%
Allowance for loan losses	(9,584)			(9,667)
Other nonearning assets	100,366			106,970
Total assets	$1,271,187			$1,160,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$70,238	$10	0.02%	$53,254	$9	0.02%
Money market deposit accounts	366,580	649	0.24%	300,290	823	0.37%
Savings accounts	112,723	34	0.04%	93,306	44	0.06%
Time deposits	183,534	1,536	1.12%	213,553	2,646	1.65%
Total time and savings deposits	733,075	2,229	0.41%	660,403	3,522	0.71%

Federal funds purchased, repurchase agreements and other borrowings	17,143	33	0.26%	30,465	106	0.47%
Long terrn borrowings	8,526	252	3.95%	-	-	0.00%
Federal Home Loan Bank advances	-	-	0.00%	40,398	584	1.93%
Total interest-bearing liabilities	758,744	2,514	0.44%	731,266	4,212	0.77%
Demand deposits	385,427			310,199
Other liabilities	6,997			5,328
Stockholders' equity	120,019			114,197
Total liabilities and stockholders' equity	$1,271,187			$1,160,990
Net interest margin		$29,321	3.32%		$25,493	3.20%

*Computed on a fully tax-equivalent basis (non-GAAP) using a 21% rate, adjusting interest income by $183 thousand and $134 thousand for September 30, 2021 and 2020, respectively.

**Annualized

Provision for Loan Losses and Credit Quality
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the portfolio. This expense is based on management's estimate of probable credit losses inherent to the loan portfolio. Management's evaluation included credit quality trends, collateral values, discounted cash flow analysis, loan volumes, geographic, borrower and industry concentrations, the findings of internal credit quality assessments and results from external regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions including uncertainties associated with the COVID-19 pandemic, were used in developing estimated loss factors for determining the loan loss provision. Based on its analysis of the adequacy of the allowance for loan losses, management concluded that the provision was appropriate.

For the three months ended September 30, 2021, the Company recognized a provision for loan losses of $360 thousand compared to a provision of $300 thousand for the third quarter of 2020. The higher provision expense during the third quarter of 2021 was driven primarily by the downgrade of one commercial relationship. The provision for loan losses was $510 thousand in the first nine months of 2021, compared to $900 thousand in the first nine months of 2020.

Index
The allowance for loan and lease losses (ALLL) was $9.7 million at September 30, 2021 and $9.5 million at December 31, 2020, respectively. The ALLL as a percentage of loans held for investment was 1.15% and 1.14% at September 30, 2021 and December 31, 2020, respectively. Excluding PPP loans, which are 100% guaranteed by the SBA, the ALLL as a percentage of loans held for investment was 1.20% at September 30, 2021 and 1.27% at December 31, 2020.  The decrease in ALLL as a percentage of loans held for investment, excluding PPP loans, was primarily attributable to an increase in loans held for investment combined with improving historical loss rates and slight improvement in qualitative factors related to the COVID-19 pandemic, partially offset by the downgrade of one commercial relationship. Quarterly annualized net charge offs as a percentage of average loans outstanding was 0.07% for the third quarter of 2021 compared to 0.04% in the third quarter of 2020.  For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” below.

As of September 30, 2021, compared to December 31, 2020, asset quality remains very strong with no significant changes in the overall credit quality of the loan portfolio, however the effects of government stimulus, including PPP loans, may be delaying signs of credit deterioration. Low levels of NPAs and year-over-year quantitative historical loss rates continue to demonstrate improvement, resulting in a 10 basis point reduction in the historical loss rate as a percentage of loans evaluated collectively for impairment overall, but are being partially offset by a 2 basis point increase in qualitative factor components primarily related to economic uncertainty stemming from the COVID-19 pandemic. As the economic impact of the COVID-19 pandemic continues to evolve, elevated levels of risk within the loan portfolio may require additional increases in the allowance for loan losses.

The Company has made loan modifications under the CARES Act, enacted on March 27, 2020, and subsequently amended by the Consolidated Appropriations Act 2021, which provided that certain loan modifications that were (1) related to COVID-19 and (2) for loans that were not more than 30 days past due as of December 31, 2019 are not required to be designated as TDRs.  At September 30, 2021, the Company had no loan modifications under the CARES Act compared to $54 thousand at June 30, 2021 and $7.4 million as of December 31, 2020. The Company recognizes interest income as earned and management expects that the deferred interest owed on each such loan modification will be repaid by the borrower in a future period.

Noninterest Income
Noninterest income was $3.6 million and $11.3 million , respectively, in the three and nine months ended September 30, 2021, a decrease of $51 thousand or 1.4% from the third quarter of 2020 and an increase of $385 thousand, or 3.5%, from the nine months ended September 30, 2020. Although fiduciary and asset management fees and service charges on deposit accounts increased compared to the prior year quarter, these increases were offset by lower mortgage banking income, resulting in a decline in the noninterest income for the third quarter of 2021 when compared to the prior year quarter. Year over year, fiduciary and asset management fees, other service charges, commission and fees, and mortgage banking income increased while service charges on deposit accounts decreased primarily due to lower nonsufficient funds, or NSF, fees which historically trend downward during periods of economic uncertainty and lower service charges due to higher deposit balances.  Mortgage banking income increased primarily due to (i) higher volume resulting from the current interest rate environment, (ii) higher gains on sales of loans as a result of higher margins on loan originated for resale and (iii) expansion of the mortgage lending team.

Noninterest Expense
Noninterest expense was $10.9 million for the third quarter of 2021, an increase of $264 thousand, or 2.5%, from the third quarter of 2020. The increase over the prior year quarter is primarily driven by (i) increased data processing expense related to implementation and transition of bank-wide technology enhancements; (ii) increased professional services; and (iii) other operating expenses primarily related to FDIC assessments and bank franchise tax.  Salary and benefit expense decreased compared to the prior year quarter primarily due to decreased salary expense related to the 2020 early retirement incentive plan and decreased overtime levels.

Noninterest expense increased $2.1 million, or 7.1%, to $32.0 million for the nine months ended September 30, 2021 compared to $29.9 million for the prior year comparative period.  The drivers of the year-over-year increase are higher salary and employee benefits related to lower levels of PPP deferred cost recognition, increased data processing expense related to bank-wide technology enhancements, and increased professional services and other operating expenses. Total salaries and benefits costs increased $894 thousand, or 4.9%, when comparing the nine months ended September 30, 2021 to the same period in 2020.  The increase in salaries and employee benefits is primarily attributable to (i) increased commission expense related to higher mortgage loan origination volume in 2021; (ii) increased temporary employee expense; and (iii) lower levels of deferred costs related to PPP loan origination, partially offset by reduced salary expense related primarily to lower full time equivalent employee levels. The costs related to PPP loan originations were deferred at time of origination and are being amortized to interest income over the remaining lives of the loans, which may be 24 or 60 months at origination.  These costs are amortized against the related loan fees received for the origination of the PPP loans.  Recognition of the deferred costs and related fees will be accelerated upon forgiveness or repayment of the PPP loans.

Index
As part of the Company’s roadmap for implementing bank-wide technology and efficiency initiatives, during 2021, the Company has fully implemented a new loan origination system and a new online appointment scheduling solution as well as completing an ATM upgrade project. During the fourth quarter of 2021, the Company expects to finalize implementation of a new deposit origination platform and a new online account opening solution. The Company is also on track to complete upgrades to critical infrastructure software related to imaging and to implement a new data analytics solution and teller system during the fourth quarter of 2021. These initiatives have driven an increase of $858 thousand from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 and are expected to continue to contribute to increased noninterest expenses during the implementation and transition timeframes as our operational structure pivoted from in-house to outsourced environments and shifted costs previously included in occupancy and equipment expense. The Company expects to continue its bank-wide technology initiative implementations into 2022.

The Company continues to focus on balance sheet repositioning through disposition of under-utilized real estate and branch optimization, as well as digital initiatives that complement this repositioning. The Company has also benefited from the early retirement transitions to redeploy resources in highly skilled and experienced relationship officers as well as officers with expertise in creating efficiencies through improvements in operations and technology.

Increase in other tax expenses was driven by resolution of certain tax credits related to bank franchise tax of $94 thousand and increases in other operating expense is primarily related to increased FDIC assessments and loan processing expense due to increased volume levels.

The Company’s income tax expense increased $225 thousand for the third quarter and $513 thousand for first nine months of 2021 when compared to the same periods in 2020 primarily due to changes in the levels of net income and lower federal income tax credits for investment in certain housing projects. The effective federal income tax rates for the three and nine months ended September 30, 2021 was 13.0% and 14.2% and the effective tax rates for the three and nine months ended September 30, 2020 was 5.3% and 11.2%, respectively.

Balance Sheet Review
Unless otherwise noted, all comparisons in this section are between balances at December 31, 2020 and September 30, 2021.

Total assets of $1.3 billion as of September 30, 2021 increased by $85.4 million from December 31, 2020. Net loans held for investment increased $3.7 million, or 0.5%, from December 31, 2020 to $830.5 million at September 30, 2021. The change in net loans held for investment was primarily attributed to a decline of $49.7 million in the PPP loan segment due to forgiveness of $98.0 million of PPP loans, which was partially offset by new PPP originations of $48.3 million.  Loans held for investment, excluding PPP, grew 7.2%, or $53.4 million, driven by loan growth in the following segments: commercial real estate of $32.0 million, construction, land development, and other land loans of $19.2 million, and automobile of $4.2 million. Cash and cash equivalents increased $63.9 million, or 53.0%. Securities available for sale, at fair value, increased $26.0 million from December 31, 2020 to $212.4 million at September 30, 2021, as additional liquidity provided by growth in deposit accounts continues to be deployed in the Company’s investment portfolio.

Total deposits increased $83.5 million, or 7.8%, to $1.2 billion at September 30, 2021. Noninterest-bearing deposits increased $32.4 million, or 9.0%, savings deposits increased $71.7 million, or 14.0%, and time deposits decreased $20.6 million, or 10.6%. Growth in the Company’s deposits continues to be driven by record cumulative levels of consumer savings, government stimulus, and PPP loan related deposits. Key strategies continue to be expanding the low cost deposit base and re-pricing to reduce interest expense and buffer NIM compression during this low rate environment.

Total borrowings decreased $1.8 million from December 31, 2020 to September 30, 2021.  The primary drivers of the decrease were repayment of borrowing under the Paycheck Protection Program Liquidity Facility (PPPLF) partially offset by the issuance of subordinated notes during the third quarter of 2021. PPPLF was initiated by the Federal Reserve to partially fund PPP loan originations, resulting in the Company borrowing $898 thousand as of September 30, 2021 as compared to $28.6 million at December 31, 2020.  PPPLF borrowings are fully collateralized by PPP loans and will mature in concert with the underlying collateral, all of which will mature within 24 months of origination. On July 14, 2021, the Company completed the issuance of $30.0 million in aggregate principal amount of subordinated notes due in 2031 in a private placement transaction. The subordinated notes initially bear interest at a fixed rate of 3.50% for five years and at the three month SOFR plus 286 basis points, resetting quarterly, thereafter. The notes were structured to qualify as Tier 2 capital for regulatory purposes, and the proceeds will be used for general corporate purposes.

Average assets for the first nine months of 2021 increased $110.2 million, or 9.5%, compared to the first nine months of 2020. Comparing the first nine months of 2021 to the first nine months of 2020, average loans increased $15.8 million, and average investment securities increased $42.0 million. Total average deposits increased $147.9 million with year-over-year average balance increases of 24.3% in non-interest bearing deposits and 23.0% in savings deposits, including interest-bearing transaction and money market accounts.  Average borrowings decreased $45.2 million.

Index
Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of September 30, 2021, the Bank’s unpledged, available-for-sale securities totaled $145.3 million. The Company’s primary external source of liquidity is advances from the FHLB. In addition, the Company had cash and cash equivalents of $184.3 million at September 30, 2021, including interest-bearing deposits in other banks of $169.2 million, that could provide additional liquidity to the Company

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of the end of the third quarter of 2021, the Company had $380.3 million in FHLB borrowing availability based on loans and securities currently available for pledging. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the third quarter of 2021, the Company had $115.0 million available in federal funds lines to address any short-term borrowing needs.

As disclosed in the Company’s consolidated statements of cash flows, net cash provided by operating activities was $17.6 million, net cash used in investing activities was $33.6 million, and net cash provided by financing activities was $79.8 million for the nine months ended September 30, 2021. Combined, this contributed to a $63.9 million increase in cash and cash equivalents for the nine months ended September 30, 2021.

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

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and OREO. OREO consists of real estate from a foreclosure on loan collateral. The Company had no OREO as of September 30, 2021 and December 31, 2020.

The majority of the loans past due 90 days or more and accruing interest at September 30, 2021 are  student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. When a loan changes from “past due 90 days or more and accruing interest” status to “nonaccrual” status, the loan is reviewed for impairment. In most cases, if the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to the allowance for loan losses to cover the anticipated deficiency, based on information available to management at that time.

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

Index
The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS

(dollars in thousands)	September 30, 2021	December 31, 2020	Increase (Decrease)
Nonaccrual loans
Real estate-mortgage (1)	$-	$311	$(311)
Real estate-commercial	421	903	(482)
Construction	-	-	-
Consumer loans	3	-	3
Total nonaccrual loans	$424	$1,214	$(790)

Loans past due 90 days or more and accruing interest
Real estate-mortgage (1)	$-	$-	$-
Consumer loans (2)	$937	$744	$193
Total loans past due 90 days or more and accruing interest	$937	$744	$193

Restructured loans
Real estate-construction	$81	$83	$(2)
Real estate-mortgage (1)	459	492	(33)
Real estate-commercial	425	1,352	(927)
Total restructured loans	$965	$1,927	$(962)
Less nonaccrual restructured loans (included above)	196	1,120	(924)
Less restructured loans currently in compliance (3)	769	807	(38)
Net nonperforming, accruing restructured loans	$-	$-	$-
Nonperforming loans	$1,361	$1,958	$(597)

Total nonperforming assets	$1,361	$1,958	$(597)

(1)	The real estate-mortgage segment includes residential 1 – 4 family, second mortgages and equity lines of credit.
(2)
Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The portion of these guaranteed loans that is past due 90 days or more totaled $666 thousand at September 30, 2021 and $547 thousand at December 31, 2020.

(3)	As of September 30, 2021 and December 31, 2020, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of September 30, 2021 were $1.4 million, $597 thousand lower than nonperforming assets as of December 31, 2020. Nonaccrual loans decreased $790 thousand when comparing the balances as of September 30, 2021 to December 31, 2020. The decrease was primarily driven by the sale of one credit relationship, resulting in a recovery of $43 thousand. See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for additional information about the change in nonaccrual loans. Management has set aside specific allocations on those loans where it is deemed appropriate based on the information available to management at this time regarding the cash flow, anticipated financial performance, and collateral securing these loans. Management believes that the collateral and/or discounted cash flow on these loans will be sufficient to cover balances for which it has no specific allocation.

The majority of the balance of nonaccrual loans at September 30, 2021 was related to one credit relationship of $183 thousand, representing 43.2% of the $424 thousand of nonaccrual loans at September 30, 2021. This relationship has been analyzed and the Company believes that the collateral pledged to secure the loans is sufficient to cover the outstanding principal balance. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

Index
Loans past due 90 days or more and accruing interest increased $193 thousand. As of September 30, 2021, $667 thousand of the $937 thousand of loans past due 90 days or more and accruing interest were government-guaranteed student loans on which the Company expects to experience minimal losses. Because the federal government has provided guarantees of repayment of these loans in an amount ranging from 97% to 98% of the total principal and interest of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company.

Total restructured loans decreased by $962 thousand from December 31, 2020 to September 30, 2021 primarily due to the sale of one large commercial loan. All accruing TDRs are performing in accordance with their modified terms and have been evaluated for impairment, with any necessary reserves recorded as needed.

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

The majority of the Company’s TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of September 30, 2021 and December 31, 2020, the impaired loan component of the allowance for loan losses was $49 thousand and $11 thousand, respectively.

The second component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes, and as of September 30, 2021 and December 31, 2020 included factors related to the COVID-19 pandemic.

Historical loss is the final component of the allowance for loan losses and is calculated based on the migration of loans from performing to charge-off over a period of time that management deems appropriate to provide a reasonable estimate of losses inherent in the loan portfolio. Historical loss is based on eight migration periods of twelve quarters each.

Both the historical loss and qualitative factor components of the allowance are applied to loans evaluated collectively for impairment. The portfolio is segmented based on the loan classifications set by the Federal Financial Institutions Examination Council in the instructions for the call report applicable to the Bank. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan’s payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company’s internally assigned risk grades: substandard, other assets especially mentioned (OAEM, rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of Doubtful or Loss, but as of September 30, 2021 and December 31, 2020 the Company had no loans in these categories.

The overall historical loss rate from December 31, 2020 to September 30, 2021, decreased 10 basis points as a percentage of loans evaluated collectively for impairment as a result of overall improving asset quality combined with sustained levels of non-performing assets.  For the same period,  the qualitative factor components increased 2 basis points as a percentage of loans evaluated collectively for impairment overall.  This increase was primarily due to segment adjustments for economic conditions and uncertainty related to the COVID-19 pandemic and change in volume for certain segments. While there have not been significant changes in overall credit quality of the loan portfolio from December 31, 2020 to September 30, 2021, the economic impact of the COVID-19 pandemic and the effects of government stimulus, including PPP loans, may be delaying signs of credit deterioration, potentially resulting in elevated levels of risk within the loan portfolio which may require additional increases in the allowance for loan losses.

On a combined basis, the historical loss and qualitative factor components amounted to $9.6 million as of September 30, 2021 and $9.5 million at December 31, 2020.  Management is monitoring portfolio activity, such as levels of deferral and/or modification requests, deferral and/or modification concentration levels by collateral, as well as industry concentration levels to identify areas within the loan portfolio which may create elevated levels of risk should the economic environment created by the COVID-19 pandemic or effects of federal government relief programs present indications of economic instability that is other than temporary in nature.

Index
The allowance for loan losses was 1.15% and 1.14% of total loans held for investment on September 30, 2021 and December 31, 2020, respectively. Excluding PPP loans, the ALLL as a percentage of loans held for investment was 1.20% at September 30, 2021 and 1.27% at December 31, 2020. The decrease in the ALLL as a percentage of loans held for investment, excluding PPP loans, from December 31, 2020 to September 30, 2021 is primarily related to higher outstanding loan balances, excluding PPP, combined with decreasing historical loss rates partially offset by increased qualitative reserves and the downgrade of one large commercial relationship. Loans held for investment excluding PPP loans is a non-GAAP financial measure. For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” below. As of September 30, 2021, the allowance for loan losses was 711.5% of nonperforming loans and nonperforming assets, respectively; this compares to 487.3% of both nonperforming loans and nonperforming assets as of December 31, 2020. Management believes it has provided an adequate reserve for nonperforming loans at September 30, 2021.

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

Capital Resources
Total stockholders’ equity as of September 30, 2021 was $120.8 million, an increase of $3.6 million or 3.1% from $117.1 million at December 31, 2020. The increase was the result of increased retained earnings partially offset by net unrealized loss on available-for-sale securities, a component of accumulated other comprehensive income on the consolidated balance sheets. The movement in the unrealized gain/loss position was driven by changes in market rates and shift in portfolio composition.

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

Index
The following is a summary of the Bank’s capital ratios at September 30, 2021. As shown below, these ratios were all well above the recommended regulatory minimum levels.

	2021 Regulatory Minimums	September 30, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	12.33%
Tier 1 Capital to Risk-Weighted Assets	6.000%	12.33%
Tier 1 Leverage to Average Assets	4.000%	9.22%
Total Capital to Risk-Weighted Assets	8.000%	13.34%
Capital Conservation Buffer	2.500%	5.34%
Risk-Weighted Assets (in thousands)		$959,995

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

Book value per share was $23.02 at September 30, 2021 as compared to $22.38 at September 30, 2020. Cash dividends were $1.9 million or $0.37 per share in the first nine months of 2021 and $1.9 million or $0.36 per share in the first nine months of 2020, respectively.

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

On July 14, 2021, the Company issued $30.0 million in aggregate principal amount of 3.50% fixed-to-floating rate subordinated notes due 2031 in a private placement transaction.  The Notes initially bear interest at a fixed rate of 3.50% for five years and at the three month SOFR plus 286 basis points, resetting quarterly, thereafter.

As of September 30, 2021, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2020 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of September 30, 2021, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2020 Annual Report on Form 10-K.

Non-GAAP Financial Measures
In reporting the results of the quarter ended September 30, 2021, the Company has provided supplemental financial measures on a tax equivalent or an adjusted basis.  These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP.  In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations and enhance comparability of results of operations with prior periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance. A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is presented below.

Index
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar in thousands, except per share data)	2021	2020	2021	2020
Fully Taxable Equivalent Net Interest Income
Net interest income (GAAP)	$9,876	$8,468	$29,138	$25,359
FTE adjustment	62	49	183	134
Net interest income (FTE) (non-GAAP)	$9,938	$8,517	$29,321	$25,493
Noninterest income (GAAP)	3,606	3,657	11,278	10,893
Total revenue (FTE) (non-GAAP)	$13,544	$12,174	$40,599	$36,386
Noninterest expense (GAAP)	10,928	10,664	32,021	29,898

Average earning assets	$1,211,040	$1,159,258	$1,180,405	$1,063,687
Net interest margin	3.24%	2.91%	3.30%	3.18%
Net interest margin (FTE) (non-GAAP)	3.26%	2.92%	3.32%	3.20%

Efficiency ratio	81.06%	87.95%	79.23%	82.47%
Efficiency ratio (FTE) (non-GAAP)	80.69%	87.59%	78.87%	82.17%

Tangible Book Value Per Share	September 30, 2021	June 30, 2021	September 30, 2020
Total Stockholders Equity (GAAP)	$120,767	$119,928	$116,875
Less goodwill	1,650	1,650	1,650
Less core deposit intangible	286	297	330
Tangible Stockholders Equity (non-GAAP)	$118,831	$117,981	$114,895

Shares issued an d outstanding	5,245,842	5,244,635	5,222,385

Book value per share	$23.02	$22.87	$22.38
Tangible book value per share	$22.65	$22.50	$22.00

ALLL as a Percentage of Loans Held for Investment	September 30, 2021	December 31, 2020
Loans held for investment (net of deferred fees and costs) (GAAP)	$840,151	$836,300
Less PPP originations	36,320	85,983
Loans held for investment, (net of deferred fees and costs), excluding PPP (non-GAAP)	$803,831	$750,317

ALLL	$9,684	$9,541

ALLL as a Percentage of Loans Held for Investment	1.15%	1.14%
ALLL as a Percentage of Loans Held for Investment, net of PPP originations	1.20%	1.27%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.	Controls and Procedures.

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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company's 2020 Annual Report on Form 10-K.

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

During the nine months ended September 30, 2021, the Company did not repurchase any shares related to the equity compensation plan awards and the Company did not repurchase any shares pursuant to a stock repurchase program.

Effective October 19, 2021, the Company’s Board of Directors approved a stock repurchase program. The Company is authorized pursuant to this program to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program, if any, will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares as a percentage of tangible book value, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Company will purchase any shares under the program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

Information Required by Item 407(c)(3) of Regulation S-K:

The Company has made no changes to the process by which security holders may recommend nominees to its Board of Directors, which is discussed in the Company's Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders.

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

10.14.1
Amendment No. 1 to Settlement Agreement, dated August 12, 2021, among Old Point Financial Corporation, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., PL Capital/Focused Fund, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Mr. John W. Palmer and Mr. Richard J. Lashley, as Managing Members of PL Capital, LLC, PL Capital Advisors, LLC and Goodbody/PL Capital, LLC and Mr. William F. Keefe (incorporated by reference to Exhibit 10.14.1 to Form 10-Q filed August 16, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL, filed herewith: (i) Consolidated Balance Sheets (unaudited for September 30, 2021), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Inline XBRL (included with Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

November 15, 2021	/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

November 15, 2021	/s/Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)