Form 10-K
period 2021-12-31
OLD POINT FINANCIAL CORP
filed 2022-03-31
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the Company’s most recently completed second fiscal quarter) was $93,161,278 based on the closing sales price on the NASDAQ Capital Market of $24.96.

There were 5,187,293 shares of common stock outstanding as of March 15, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 24, 2022, are incorporated by reference in Part III of this report.

OLD POINT FINANCIAL CORPORATION

FORM 10-K

- i -

Index
GLOSSARY OF DEFINED TERMS

2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
ALLL	Allowance for Loan and Lease Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
BHCA	The Bank Holding Company Act
The CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CET1	Common Equity Tier 1
Citizens	Citizens National Bank
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLRF	Community Bank Leverage Ratio Framework
COVID-19	Novel coronavirus disease 2019
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
NIM	Net Interest Margin
Notes	The Company’s 3.50% fixed-to-floating rate subordinated notes due 2031
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
SEC	Securities and Exchange Commission
SBA	Small Business Administration
SOFR	Secured overnight financing rate
TDR	Troubled Debt Restructuring
Trust	Old Point Trust & Financial Services N.A.

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

The Bank is a national banking association that was founded in 1922. As of the end of 2021, the Bank had 16 branch offices. During the first quarter of 2022, the Bank completed the planned closure of two branches, creating a 14 branch office network serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and commercial customers.

The Company’s primary activity is as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries, which continue to conduct business in substantially the same manner as before the reorganization and spin-off.

As of December 31, 2021, the Company had assets of $1.3 billion, gross loans of $843.5 million, deposits of $1.2 billion, and stockholders' equity of $120.8 million.

Human Capital Resources
The Company strives to foster a culture of respect, teamwork, ownership, responsibility, initiative, integrity, and service and believes our officers and employees are our most important assets. Our people are critical to the Company’s performance and the achievement of our strategic goals, and they represent a key element of how the Company’s businesses compete and succeed.

Acquiring and retaining strong talent is a top strategic priority for the Company. We provide a competitive compensation and benefits program to help meet the needs of our employees, including benefits that incentivize retention and reward longevity. We support the health and well-being of our employees through a comprehensive program designed to increase employee focus on wellness and prevention, including through the benefit plans and health incentives offered. We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the Company. We have created development plans that are designed to encourage an employee’s advancement and growth within our organization, and we aim to provide employees with the skills and opportunities needed to achieve their goals and become leaders in our businesses.

At December 31, 2021, the Company employed 275, or 273 full-time equivalent, employees. We consider relations with our employees to be strong. We strive for our workforce to reflect the diversity of the customers and communities we serve. Our selection and promotion processes are merit-based and include the active recruitment of minorities and women. At December 31, 2021, women represented 73% of our employees, and racial and ethnic minorities represented 23% percent of our employees. We also aim for our employees to develop their careers in our businesses. At December 31, 2021, 24% percent of our employees have been employed by the Company for at least 15 years.

Index
MARKET AREA AND COMPETITION

The Company’s primary market area is located in Hampton Roads, situated in the southeastern corner of Virginia and boasting the world’s largest natural deepwater harbor. The Hampton Roads Metropolitan Statistical Area (MSA) is the 37th most populous MSA in the United States according to the U.S. Census Bureau’s 2020 census and the 3rd largest deposit market in Virginia, after Richmond and the Washington Metropolitan area, according to the Federal Deposit Insurance Corporation (FDIC). Hampton Roads includes the cities of Chesapeake, Hampton, Newport News, Norfolk, Poquoson, Portsmouth, Suffolk, Virginia Beach and Williamsburg, and the counties of Isle of Wight, Gloucester, James City, Mathews, York and Surry. The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition from national, regional and other community financial institutions and credit unions, as well as finance companies, mortgage companies, wealth management companies, insurance companies, and fintech companies. The market area is serviced by 46 banks, savings institutions and credit unions and, in addition, branches of virtually every major brokerage house serve the Company’s market area. The Company continues to build a stronger presence, expanding into additional markets in the last two years, which include a Mortgage team based in Charlotte, North Carolina and a commercial loan production office based in Richmond, Virginia.

The banking business in Virginia, and in the Company’s primary service areas in the Hampton Roads MSA, is highly competitive and dominated by a relatively small number of large banks with many offices operating over a wide geographic area. As a result, the Bank faces intense competition in all areas of its business. Among the advantages such large banks have over the Company is their ability to finance wide-ranging advertising campaigns, and by virtue of their greater total capitalization, to have substantially higher lending limits than the Company. Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution affect competition for deposits and loans. The Company competes by emphasizing customer service and technology, establishing long-term customer relationships and building customer loyalty, and providing products and services to address the specific needs of the Company’s customers. The Company targets individual and small-to-medium size business customers. Competition among providers of financial products and services continues to increase as technology advances have lowered the barriers to entry for financial technology companies, with customers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, and from a growing selection of products and services at banking institutions that are based on new financial technology. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because nonbank financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.  The Company also faces competitive pressure from large credit unions in the area. The three largest credit unions headquartered in the Hampton Roads MSA are Langley Federal Credit Union, Chartway Federal Credit Union, and BayPort Credit Union.

Trust faces intense competition in all aspects and areas of its business from both regulated and unregulated financial services organizations, including a broad range of financial institutions, investment firms, benefits consultants, trust companies, insurance companies, investment counseling firms, and various financial technology companies. Because Trust focuses on managing client investment assets to generate fee income, Trust faces significant competition from financial technologies that offer products and services that automate asset management or asset selection and, in turn, may charge lower asset management or administrative fees. Trust’s non-bank competitors are not subject to the same regulatory restrictions as Trust, and therefore may be able to operate with greater flexibility and lower cost structures.  Trust competes by emphasizing proactive, holistic solutions and top-tier client service, and focuses on developing client relationships that serve as a source of recurring fee-based income.

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

COVID-19

Since the first quarter of 2020, the COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Company. The impact of the COVID-19 pandemic is fluid and continues to evolve. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets and has had an adverse effect on the Company’s business, financial condition and results of operations due to net interest margin compression. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently not yet estimable, and the Company believes that it will depend on various developments and other factors, including, among others, the impacts of new COVID-19 variants, as well as changing governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors

Index
Estimates for the allowance for loan losses at December 31, 2021 include probable and estimable losses related to the COVID-19 pandemic. While there have been signals of economic recovery and a resumption of many types of business activity, there remains significant uncertainty in the measurement of these losses due to the continuing effects of COVID-19 (including the impacts of new COVID-19 variants). If there are further challenges to the economic recovery, then additional provision for loan losses may be required in future periods. It is unknown how long these conditions will last and what the ultimate financial impact will be to the Company. Depending on the severity and duration of the economic consequences of the pandemic, the Company’s goodwill may become impaired.

On March 27, 2020, the CARES Act was enacted, which included provisions that, among other things, (i) established the PPP to provide loans guaranteed by the SBA to businesses affected by the pandemic, (ii) provided certain forms of economic stimulus, including direct payments to certain U.S. households, enhanced unemployment benefits, certain income tax benefits intended to assist businesses in surviving the economic crisis, and delayed the required implementation of certain new accounting standards for some entities, and (iii) provided limited regulatory relief to banking institutions. The federal banking agencies have eased certain bank capital requirements and reporting requirements in response to the pandemic and have encouraged banking institutions to work prudently with borrowers affected by the pandemic by offering loan modifications that can improve borrowers’ capacity to service debt, increase the potential for financially stressed residential borrowers to keep their homes, and facilitate financial institutions’ ability to collect on their loans. The Federal Reserve also established the PPPLF to provide funding to eligible financial institutions to facilitate lending under the PPP. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, expanded on some of the benefits made available under the CARES Act, including the PPP program, and provided further economic stimulus. On March 11, 2021, President Biden signed into law the American Rescue Plan which provided a further $1.9 trillion of pandemic relief.

The Company’s business, financial condition and results of operations generally rely upon the ability of its borrowers to repay their loans, the value of collateral underlying secured loans, and the demand for loans and other products and services offered, which are highly dependent on the business environment in the Company’s primary markets. As of December 31, 2021, the Company had no loan modifications under the CARES Act, down from $7.4 million as of December 31, 2020.

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

Index
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

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy, which, among other initiatives, encouraged the review of current practices and adoption of a plan for the revitalization of merger oversight under the BHCA and the Bank Merger Act. Making any formal changes to the framework for evaluating bank mergers would require an extended process, and any such changes are uncertain and cannot be predicted at this time. However, the adoption of more expansive or stringent standards may have an impact on the Company’s acquisition activity. Additionally, this Executive Order could influence the federal bank regulatory agencies’ expectations and supervisory oversight for banking acquisitions.

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

Regulatory Reform. The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other events led to the adoption of numerous laws and regulations that apply to, and focus on, financial institutions. The most significant of these laws is the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which was enacted on July 21, 2010 and, in part, was intended to implement significant structural reforms to the financial services industry.  The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape, including changes that have significantly affected the business of all bank holding companies and banks, including the Company and the Bank. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

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

Index
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

Basel III Capital Framework. The federal bank regulatory agencies have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the Basel III Capital Rules).  For purposes of these capital rules, (i) common equity Tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stock and trust preferred securities; and (iii) Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution's allowance for loan losses.  Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Capital Rules.  The Basel III Capital Rules also establish risk weightings that are applied to many classes of assets held by community banks, including, importantly, applying higher risk weightings to certain commercial real estate loans.

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

Community Bank Leverage Ratio. As required by the EGRRCPA, the federal banking agencies have implemented the Community Bank Leverage Ratio Framework (the CBLRF), which is based on the ratio of a bank’s tangible equity capital to average total consolidated assets. To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9%. A bank that elects the CBLRF and has a leverage ratio greater than 9% will be considered to be in compliance with Basel III capital requirements and exempt from the complex Basel III calculations and will also be deemed “well capitalized” under Prompt Corrective Action regulations, discussed below. A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8% (a bank will be deemed “well capitalized” during the grace period). The CBLRF became available beginning March 31, 2020, with the flexibility for banking organizations to subsequently opt into or out of the CBLRF, as applicable. The federal banking agencies issued an interim final rule in April 2020 to implement certain provisions of the CARES Act that temporarily modified the minimum leverage ratio requirements of the CBLRF. The minimum leverage ratio requirement was reduced from 9% to 8% for the second through fourth quarters of 2020 and 8.5% through 2021. A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains no more than 100 basis points below the applicable minimum leverage ratio requirement. The Bank has not elected to opt into the CBLRF.

Index
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

In August 2018, the FRB issued an interim final rule to apply the Small Bank Holding Company Policy Statement to bank holding companies with consolidated total assets of less than $3 billion. The policy statement, which, among other things, exempts certain bank holding companies from minimum consolidated regulatory capital ratios that apply to other bank holding companies. As a result of the interim final rule, which was effective August 30, 2018, the Company expects that it will be treated as a small bank holding company and will not be subject to regulatory capital requirements. The comment period on the interim final rule closed on October 29, 2018 and, to date, the FRB has not issued a final rule to replace the interim final rule. The Bank remains subject to the regulatory capital requirements described above.

Insurance of Accounts, Assessments and Regulation by the FDIC.  The Bank’s deposits are insured by the Deposit Insurance Fund (DIF) of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the Federal Deposit Insurance Act (FDIA), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations as an insured institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes. The FDIC may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Bank’s deposit insurance.

Deposit Insurance Assessments.  The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets less average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2% for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2% and 2.5%. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets). At December 31, 2021, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

 The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. As of December 31, 2021, the designated reserve ratio was 2.00% and the minimum designated reserve ratio was 1.35%. Although the DIF declined below the minimum level of 1.35% during 2020 due to the impact of significant deposit increases which led the FDIC to adopt a DIF restoration plan, and the DIF was 1.27% at December 30, 2021, the FDIC has not increased base assessment rates.

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

Index
In addition, in 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution.  The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward.  The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements.  The comment period for these proposed rules has closed and a final rule has not yet been published. However, in 2021, the SEC signaled a renewed interest in these matters by re-opening the comment period on a proposed rule regarding clawbacks of incentive-based executive compensation, which was originally proposed in 2015.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. Additional information related to the Bank’s FHLB stock can be found in Note 16, Fair Value Measurements of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of this report on Form 10-K.

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

Data privacy and data protection are areas of increasing state legislative focus.  In March 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the VCDPA), which goes into effect January 1, 2023.  The VCDPA grants Virginia residents the right to access, correct, delete, know, and opt-out of the sale and processing for targeted advertising purposes of their personal information, similar to the protections provided by similar consumer data privacy laws in California and in Europe.  The VCDPA also imposes data protection assessment requirements and authorizes the Attorney General of Virginia to enforce the VCDPA, but does not provide a private right of action for consumers.  The Company and the Bank cannot yet predict how the implementation of the VCDPA will impact the Bank’s products, services or other business activities. The Company continues to monitor legislative, regulatory and supervisory developments related thereto.

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

Index
Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, and compliance with all of the laws, programs, and privacy and reporting obligations may require significant resources of the Company and the Bank, these laws and programs do not materially affect the Bank’s products, services or other business activities.

Corporate Transparency Act. On January 1, 2021, as part of the 2021 National Defense Authorization Act, Congress enacted the Corporate Transparency Act (CTA), which requires The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) to issue regulations implementing reporting requirements for “reporting companies” (as defined in the CTA) to disclose beneficial ownership interests of certain U.S. and foreign entities by January 1, 2022. The CTA imposes additional reporting requirements on entities not previously subject to such beneficial ownership disclosure regulations and also contains exemptions for several different types of entities, including among others: (i) certain banks, bank holding companies, and credit unions; (ii) money transmitting businesses registered with FinCEN; and (iii) certain insurance companies. Reporting companies subject to the CTA will be required to provide specific information with respect to beneficial owner(s) (as defined in the CTA) as well as satisfy initial filing obligations (for newly-formed reporting companies) and submit on-going periodic reports. Non-compliance with FinCEN regulations promulgated under the CTA may result in civil fines as well as criminal penalties.

In December 2021, FinCEN proposed the first of three sets of rules that it will issue to implement the beneficial ownership reporting requirements of the CTA, with subsequent rulemakings expected (i) to implement the CTA’s protocols for access to and disclosure of beneficial ownership information, and (ii) to revise the existing customer due diligence requirements that apply to the Company, the Bank, Trust, and many other financial institutions, to ensure consistency between these requirements and the beneficial ownership reporting rules. The Company is unable to determine the ultimate impact of the CTA and related regulations on the Company and its subsidiaries. The Company will continue to monitor regulatory developments related to the CTA, including future FinCEN rulemakings.

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

On November 18, 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. Compliance with the final rule is required by May 1, 2022. The Company is currently assessing the impact of this rule, but does not anticipate any material impact to operations at this time.

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

Index
The CFPB is the federal regulatory agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services and has rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth in Lending Act and the Real Estate Settlement Procedures Act).  As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the FRB and to the Bank and Trust by the Comptroller. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution's prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies and banks, could influence how the FRB and Comptroller apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB's consumer protection activities on the Company cannot be forecast. As of January 1, 2021, the Company and the Bank are not subject to the direct supervision of the CFPB.

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

The Bank's mortgage origination activities are also subject to Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, mortgage lender  can  originate  "qualified mortgages", which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3% of the total loan amount. Under the EGRRCPA, most residential mortgages loans originated and held in portfolio by a bank with less than $10 billion in assets will be designated as “qualified mortgages.” Higher-priced qualified mortgages (e.g., subprime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules. The Bank originates first mortgage loans that comply with Regulation Z's "qualified mortgage" rules. The Bank also originates second mortgages, or equity loans, and these loans do not conform to the qualified mortgage criteria but comply with applicable ability-to-repay rules.

Volcker Rule. The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the Volcker Rule). The EGRRCPA, and final rules adopted to implement the EGRRCPA, exempt all banks with less than $10 billion in assets (including their holding companies and affiliates) from the Volcker Rule, provided that the institution has total trading assets and liabilities of five% or less of total assets, subject to certain limited exceptions. The Company believes that its financial condition and its operations are not and will not be significantly affected by the Volcker Rule, amendments thereto, or its implementing regulations.

Call Reports and Examination Cycle. All institutions, regardless of size, submit a quarterly call report that includes data used by federal banking agencies to monitor the condition, performance, and risk profile of individual institutions and the industry as a whole. The EGRRCPA contained provisions expanding the number of regulated institutions eligible to use streamlined call report forms. In June 2019, consistent with the provisions of the EGRRCPA, the federal banking agencies issued a final rule to permit insured depository institutions with total assets of less than $5 billion that do not engage in certain complex or international activities to file the most streamlined version of the quarterly call report, and to reduce data reportable on certain streamlined call report submissions.

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

COVID-19 Related Regulatory Relief. In response to the COVID-19 pandemic, federal banking agencies issued a joint statement on March 22, 2020 encouraging banking institutions to work with borrowers affected by the COVID-19 pandemic, including offering short-term loan modifications to borrowers unable to meet their contractual payment obligations. Under this interagency guidance, certain loans that have been modified are exempt from being reported as past due or as troubled debt restructurings (TDRs). Further, the CARES Act, as later amended as discussed below, provided additional exemptions from TDR reporting for certain loans that were modified for reasons related to the COVID-19 pandemic prior to January 1, 2022. As of December 31, 2021, the Bank had no loans under modification that were exempt from being reported as TDRs under the CARES Act. Regulatory agencies also issued an interim final rule on April 7, 2020 which provides relief in bank regulatory capital requirements that allow loans originated under the PPP to be excluded from risk-weighted assets.

Index
Congress also enacted the Consolidated Appropriations Act, 2021, on December 27, 2020, which included (i) the Economic Aid to Hard-Hit Small Businesses, Non-profits, and Venues Act, (ii) the COVID-Related Tax Relief Act of 2020, and (iii) the Taxpayer Certainty and Disability Relief Act of 2020. These laws include significant clarifications and modifications to PPP, which had terminated on August 8, 2020, and an extension of provisions under the CARES Act related to loan modifications. In particular, Congress revived the PPP and allocated an additional $284.45 billion in PPP funds for 2021. The Bank participated in lending under the PPP and had $19.0 million of outstanding PPP loans as of December 31, 2021.

Effect of Governmental Monetary Policies.
As with other financial institutions, the earnings of the Company and the Bank are affected by general economic conditions as well as by the monetary policies of the Federal Reserve Board. Such policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve Board exerts a substantial influence on interest rates and credit conditions, primarily through establishing target rates for federal funds, open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting cash reserve requirements against deposits. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and rates received on loans and investment securities and paid on deposits. Fluctuations in the Federal Reserve Board’s monetary policies have had a significant impact on the operating results of the Corporation and the Bank and are expected to continue to do so in the future.

In response to the COVID-19 pandemic, the Federal Reserve Board’s Federal Open Market Committee (the FOMC) decreased the federal funds target rate – i.e., the interest rate at which depository institutions such as the Bank lend reserve balances to other depository institutions overnight on an uncollateralized basis – to a rate of zero to 0.25%. During the first quarter of 2022, the FOMC raised the federal funds target rate by 0.25% and multiple members of the FOMC have signaled an intent to increase further the federal funds target rate during 2022.

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

In addition to the other information contained in this report, including the information contained in “Cautionary Statement Regarding Forward-Looking Statements,” investors in the Company’s securities should carefully consider the factors discussed below. An investment in the Company’s securities involves risks. The factors below, among others, could materially and adversely affect the Company’s business, financial condition, results of operations, liquidity or capital position, or cause the Company’s results to differ materially from its historical results or the results expressed or implied in the forward-looking statements contained in this report, in which case the trading price of the Company’s common stock could decline. The risk factors discussed below highlight the risks that the Company believes are material to the Company, but do not necessarily include all risk that an investor may face, and investors should not interpret the disclosure of a risk to state or imply that the risk has not already materialized.

Risk Factors Related to our Lending Activities and Economic Conditions
U.S. and international economic conditions and credit markets pose challenges for the Company and could adversely affect the results of operations, liquidity and financial condition. In recent years, economic growth and business activity in the Company's local markets as well as in the broader national and international economies, has been modest. In addition, domestic and foreign policies and the level of U.S. debt may present challenges to businesses and have a destabilizing effect on financial markets. Unfavorable or uncertain economic conditions generally could cause a decline in the value of the Company's securities portfolio and could increase the regulatory scrutiny of financial institutions. Another deterioration of local economic conditions could again lead to declines in real estate values and home sales and increases in the financial stress on borrowers and unemployment rates, all of which could lead to increases in loan delinquencies, problem assets and foreclosures and reductions in loan collateral value. Such a deterioration of local economic conditions could cause the level of loan losses to exceed the level the Company has provided in its allowance for loan losses which, in turn, would reduce the Company's earnings.

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

Weaknesses in the commercial real estate markets could negatively affect the Company's financial performance due to the Company's concentration in commercial real estate loans. At December 31, 2021, the Company had $460.1 million, or 54.5%, of total loans concentrated in commercial real estate, which includes, for purposes of this concentration, all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Commercial real estate loans expose the Company to a greater risk of loss than residential real estate and consumer loans. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans. Consequently, an adverse development with respect to one commercial real estate loan or credit relationship exposes the Company to a significantly greater risk of loss compared to an adverse development with respect to one residential real estate loan. Commercial real estate loans carry risks associated with the successful operation of a business if the properties are owner occupied. If the properties are non-owner occupied, the repayment of these loans may be dependent upon the profitability and cash flow from rent receipts. Repayment of commercial real estate loans may, to a greater extent than residential real estate loans, be subject to adverse conditions in the real estate market or economy. Weak economic or market conditions may impair a borrower's business operations, slow the execution of new leases and lead to turnover in existing leases. The combination of these factors could result in deterioration in value of some of the Company's loans. The deterioration of one or more of the Company's significant commercial real estate loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from those loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's financial performance.

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

Federal and state governments enacted laws and implemented programs intending to stimulate the economy in light of the business and market disruptions that were related to COVID-19, including the PPP. The Bank participated as a lender in both rounds of the PPP. The PPP loans are fully guaranteed as to payment of principal and interest by the SBA and the Bank believes that the significant majority of these loans have been or will be forgiven. However, there can be no assurance that the borrowers will use or have used the funds appropriately or will have satisfied the staffing or payment requirements to qualify for forgiveness in whole or in part. Any portion of the loan that is not forgiven must be repaid by the borrower. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if the Bank has already been paid under the guaranty, seek recovery from the Bank of any loss related to the deficiency.

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

The small-to-medium size businesses the Company targets may have fewer financial resources to weather a downturn in the economy, which could materially harm operating results. The Company targets individual and small-to-medium size business customers. Small-to-medium size businesses frequently have smaller market shares than their competitors, may be more vulnerable to economic downturns or periods of significant inflation, often need substantial additional capital to expand and compete and may experience significant volatility in operating results. Any one or more of these factors may impair a borrower's ability to repay a loan. In addition, the success of a small-to-medium size business often depends on the management talents and efforts of one person or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact businesses in the Company's primary service area could have a proportionately greater impact on small-to-medium-size businesses and accordingly could cause the Company to incur substantial credit losses that could negatively affect its results of operations and financial condition.

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

The allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolutions, changes in the size and composition of the loan portfolio and industry information. Also included in management's estimates for loan losses are considerations with respect to the impact of economic events that management believes may cause future losses to deviate from historical experience, the outcome of which are uncertain. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, that may be beyond the Company's control and these future losses may exceed current estimates. If management's assumptions prove to be incorrect or if the Company experiences significant loan losses in future periods, the current level of the allowance for loan losses may not be adequate to cover actual loan losses and adjustments may be necessary. In addition, federal regulatory agencies, as an integral part of their examination process, review the Company's loans and allowance for loan losses and may require an increase in the allowance for loan losses or recognition of additional loan charge-offs, based on judgments different from those of management. While management believes that the Company's allowance is adequate to cover current losses, the Company cannot assure investors that it will not need to increase the allowance or that regulators will not require the allowance to be increased. Either of these occurrences could materially and adversely affect earnings and profitability.

Index
The Financial Accounting Standards Board (FASB) has issued a new accounting standard that will be effective for the Corporation for the fiscal year beginning January 1, 2023. This standard, Accounting Standards Codification (ASC) Topic 326, “Financial Instruments—Credit Losses” (ASC 326) will require the Company to record an allowance for credit losses that represents expected credit losses over the lifetime of all loans in its portfolio. This represents a change from the current method of providing for an allowance for loan losses that have been incurred. The Company has not yet determined the impact that ASC 326 will have on the consolidated financial statements and regulatory capital. While the adoption of ASC 326 will not affect ultimate loan performance or cash flows of the Company from making loans, the period in which expected credit losses affect net income of the Company may not be similar to the recognition of loan losses under current accounting guidance. If recognition of the allowance for credit losses results in a reduction of the regulatory capital of the Bank, the initial reduction in regulatory capital will be phased in over three years under regulatory guidance

Risk Factors Related to our Industry
The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial performance. The Company's profitability depends in substantial part on its net interest margin, which is the difference between the rates received on loans and investments and the rates paid for deposits and other sources of funds. The net interest margin depends on many factors that are partly or completely outside of the Company's control, including competition; federal economic, monetary and fiscal policies; market interest rates; and economic conditions. Because of the differences in the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. If the Federal Reserve raises interest rates, the Company may  not be able to reflect increasing market interest rates in rates charged on loans due to competitive pressures. Accordingly, fluctuations in interest rates could adversely affect the Company's net interest margin and, in turn, its profitability.

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

We rely substantially on deposits obtained from customers in our target markets to provide liquidity and support growth.
The Bank’s business strategies are based on access to funding from local customer deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions that affect savings levels and the amount of liquidity in the economy, including government stimulus efforts in response to economic crises. If deposit levels fall, reliance on a relatively low-cost source of funding could be reduced and interest expense would likely increase as alternative funding is obtained to replace lost deposits. If local customer deposits are not sufficient to fund normal operations and growth, the Company will look to outside sources, such as borrowings from the FHLB, which is a secured funding source. Ability to access borrowings from the FHLB will be dependent upon whether and the extent to which collateral is held or can be provided to secure FHLB borrowings. Other sources may be federal funds purchased and brokered deposits, although the use of brokered deposits may be limited or discouraged by our banking regulators. The Company may also seek to raise funds through the issuance of shares of common stock, or other equity or equity-related securities, or debt securities including subordinated notes as additional sources of liquidity. If the Company is unable to access funding sufficient to support business operations and growth strategies or are unable to access such funding on attractive terms, we may not be able to implement our business strategies which may negatively affect financial performance.

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

The Basel III Capital Rules require higher levels of capital and liquidity, which could adversely affect the Company's net income and return on equity. The capital adequacy and liquidity guidelines under the Basel III Capital Rules began to be phased in beginning in 2015. The Basel III Capital Rules, fully phased in as of January 1, 2019, require bank holding companies and banks to maintain substantially more capital as a result of higher minimum capital levels and more demanding regulatory capital risk-weightings and calculations. . The Basel III Capital Rules apply to the Bank but, because the Company expects to qualify under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the Basel III Capital Rules. The changes to the standardized calculations of risk-weighted assets are complex and may create additional compliance burdens for the Company and the Bank. The Basel III Capital Rules require the Company and the Bank to substantially change the manner in which they collect and report information to calculate risk-weighted assets and may increase dramatically risk-weighted assets as a result of applying higher risk weightings to many types of loans and securities. As a result, the Bank may be forced to limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio, which may have a detrimental impact on the Company's net income.

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

The Company may be adversely affected by changes in government monetary policy. As a bank holding company, the Company's business is affected by the monetary policies established by the FRB, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. In setting its policy, the FRB may utilize techniques such as the following: (i) engaging in open market transactions in U.S. Government securities; (ii) setting the rate on member bank borrowings; and (iii) determining reserve requirements.

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

The Company and its subsidiaries, including the Bank, and its and their employees and customers may in the future be the target of criminal cyberattacks; and we could be exposed to liability and remedial costs, and our reputation and business could suffer. Like many major financial institutions, we are, from time to time, a target of criminal cyber-attacks, phishing schemes and similar fraudulent activity and cyber incidents, and we expect these threats to continue.  As the numerous and evolving cybersecurity threats, including advanced and persistent cyber-attacks and schemes, utilized by cybercriminals in attempts to obtain unauthorized access to our systems or our customers’ accounts have become increasingly more complex and sophisticated and may be difficult to detect for periods of time, we may – like many other major financial institutions –  not anticipate, safeguard against, or respond to, these acts adequately.  As these threats continue to evolve and increase, we – like many other major financial institutions – may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities.

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

Index
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

The Company's future success depends on its ability to compete effectively in the highly competitive financial services industry. The Company faces substantial competition in all phases of its operations from a variety of different competitors. Growth and success depend on the Company's ability to compete effectively in this highly competitive financial services environment. Many competitors offer products and services that are not offered by the Company, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively and may have larger lending limits that would allow them to serve the credit needs of larger customers. In addition, financial technology start-ups are emerging in key areas of banking.  Some of the financial services organizations with which the Company competes are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured national banks, and may have broader geographic services areas and lower cost structures.  As a result, these non-bank competitors have certain advantages over the Company in accessing funding and in providing various services. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Failure to compete effectively to attract new and retain current customers in the Company's markets could cause it to lose market share, slow its growth rate and may have an adverse effect on its financial condition and results of operations.

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

Risks Related to Our Common Stock
The Company’s common stock price may be volatile, which could result in losses to investors. The common stock price has been volatile in the past, and several factors could cause the price to fluctuate in the future. These factors include, but are not limited to, actual or anticipated variations in earnings, changes in analysts’ recommendations or projections with regard to the Company’s common stock or the markets and businesses in which the Company operates, operations and stock performance of other companies deemed to be peers, and reports of trends and concerns and other issues related to the financial services industry. Fluctuations in our common stock price may be unrelated to the Company’s performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Index
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

Risk Factors Related to the COVID-19 Pandemic
The Company’s results of operations and financial condition may be adversely affected by the COVID-19 pandemic.
The outbreak of the COVID-19 pandemic, the widespread government response and the impact on consumers and businesses have caused significant disruption in the United States and international economies and financial markets and may have had or may have a significant impact on consumers and businesses in our market area and the operations and financial performance of the Company. Governments, businesses and the public initially responded to the pandemic in ways that resulted in a significant disruption of economic activity, and the businesses of many of our customers have been adversely impacted, which could result in adverse impacts on our results of operations.

Although the scope, duration and full effects of the pandemic are evolving and cannot be fully known at this time, consequences of the pandemic have included and may include further market volatility, lower interest rates, disrupted trade and supply chains, increased unemployment, rising prices, inflation and reduced economic activity. The period of recovery from the negative economic effects of the pandemic cannot be predicted and may be protracted. The effects of the pandemic on our borrowers has been mitigated by loan payment deferral programs and government stimulus or relief efforts, such as the PPP. However, as these programs have largely ended, signs of credit deterioration that were masked or obscured may emerge, and the Company can give no assurance that loan performance or net charge-offs will continue at the historically low levels experienced in 2021 and 2020.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration and severity of the COVID-19 pandemic, the acceptance and continued effectiveness of vaccines and treatments for COVID-19, the effects of the pandemic on our customers and vendors, the short- and long-term health impacts of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume. If the severity of the COVID-19 pandemic worsens, additional actions may be taken by federal, state, and local governments, or public behavior may change in response to evolving circumstances, to mitigate its effects. There can be no assurance that any efforts by the Company to address the adverse impacts of the COVID-19 pandemic will be effective. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of changes in the behavior of customers, businesses and their employees. Furthermore, the financial condition of our customers and vendors may be adversely impacted, which may result in an elevated level of loan losses, a decrease in demand for our products and services, or reduced availability of services provided by third parties on which we rely. Any of these events may, in turn, have a material adverse impact our business, results of operations and financial condition.

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

Natural disasters, severe weather events, acts of war or terrorism, pandemics or endemics, climate change and other external events could significantly impact our business. Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war (including the ongoing conflict in Ukraine) or terrorism, pandemics (including the COVID-19 pandemic) or endemics and other adverse external events could have a significant adverse impact on the business operations of the Company, third parties who perform operational services for the Company or its customers and the Company’s borrowers and customers. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Climate change or societal responses to climate change could adversely affect the Company’s business and performance, including indirectly through impacts on its customers and vendors.Climate change can increase the likelihood of the occurrence and severity of natural disasters and can also result in longer-term shifts in climate patterns such as extreme heat, sea level rise and more frequent and prolonged drought. The effects of climate change may have a significant effect on the Company’s geographic markets, and could disrupt the operations of the Company, its customers, third parties on which it relies, or supply chains more generally. Those disruptions could result in declines in economic conditions in geographic markets or industries in which the Company’s borrowers operate and impact their ability to repay loans or maintain deposits. Climate change could also impact the Company’s assets or employees directly or lead to changes in customer preferences that could negatively affect the Company’s growth or the Company’s business strategies. In addition, the Company’s reputation and customer relationships could be damaged due to its practices related to climate change, including its or its customers’ involvement in certain industries or projects associated with causing or exacerbating climate change.

Index
Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2021, the Company owned and leased buildings in the normal course of business. It owns its main office, which represents its corporate headquarters and includes a branch at 101 East Queen Street, Hampton, Virginia. As of March 25, 2022, the Bank operated fourteen branches in the Hampton Roads area of Virginia.

For more information concerning the amounts recorded for premises and equipment and commitments under current leasing agreements, see Note 6, Premises and Equipment and Note 7, Leases of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Item 3.	Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings before any court, administrative agency, or other tribunal.

Item 4.	Mine Safety Disclosures

None.

Index
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name (Age) And Present Position	Served as an Executive Officer Since	Principal Occupation During Past Five Years
Robert F. Shuford, Jr. (57)
Chairman, President & Chief Executive Officer Old Point Financial Corporation	2003
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

Elizabeth T. Beale (49)
Chief Financial Officer & Senior Vice President/Finance Old Point Financial Corporation	2019
Chief Financial Officer & Senior Vice President/Finance of the Company; a Certified Public Accountant; Senior Vice President & Chief Accounting Officer of the Bank from 2018 to 2019; Executive Vice President and Chief Financial Officer for Citizens National Bank (formerly CNB Bancorp, Inc.) from 2003 to 2018; corporate accountant for James River Bankshares from 1995 to 2000

Chief Financial Officer & Executive Vice President of the Bank

Donald S. Buckless (57)
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

Thomas L. Hotchkiss (66)
Chief Credit Officer & Executive Vice President Old Point National Bank	2019
Chief Credit Officer & Executive Vice President of the Bank since 2019; Chief Credit Officer of finanical institution in Maryland  from February 2015 to February 2019; Managing director of Hotchkiss & Associates Analytics, LLC from June 2011 to January 2015

Eugene M. Jordan, II (67)
Secretary to the Board & Executive Vice President/Corporate Counsel Old Point Financial Corporation	2003
General Counsel & Corporate Secretary since September 2021. Secretary to the Board & Executive Vice President/Trust of the Company 2015 to 2021; Executive Vice President/ Trust of the Company from 2003 to 2015

President and Chief Executive Officer of Trust from  2003 to September 2021; Chairman of the Trust Board

A. Eric Kauders, Jr. (52)
Senior Vice President/Trust Old Point Financial Corporation	2021	Senior Vice President/Trust of the Company since September 2021 President and Chief Executive Officer of Trust since September 2021; Managing Director at Bank of America Private Bank from 2008 to 2021

Susan R. Ralston (58)
Chief Operating Officer & Executive Vice President Old Point National Bank	2019
Chief Operating Officer & Executive Vice President of the Bank since 2019; President & Founder of Ralston Coaching and Consulting, LLC from 2018 to 2019; Chief Operating Officer & Senior Vice  President of Dollar Bank from 2016 to 2018; President & Chief Executive Officer of Bank @lantec from 2004 to 2016

Joseph R. Witt (61)
Executive Vice President/Financial Service Old Point Financial Corporation	2008
Executive Vice President/Financial Services since 2020. Chief Business Development Officer & Senior Vice President of the Company since 2015; Chief Administrative Officer & Senior Vice President/Administration of the Company from 2012 to 2015; Senior Vice President/ Corporate Banking/Human Resources of the Company from 2010 to 2012; Senior Vice President/Corporate Banking of  the Company from 2008 to 2010

Chief Strategy Officer & President, Financial Services of the Bank beginning in 2020. Senior Executive Vice President & Chief Business Development Officer of the Bank from 2015 to 2019; Senior Executive Vice President & Chief Administrative Officer of the Bank from 2012 to 2015; Executive Vice President/ Corporate Banking & Human Resources Director of the Bank from 2010 to 2012

Index
Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol "OPOF". The approximate number of stockholders of record as of March 15, 2022 was 1,568. On that date, the closing price of the Company’s common stock on the NASDAQ Capital Market was $25.05. Additional information related to restrictions on funds available for dividend declaration can be found in Note 17, Regulatory Matters of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Effective October 19, 2021, the Company’s Board of Directors approved a stock repurchase program. The Company is authorized pursuant to this program to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program, if any, will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares as a percentage of tangible book value, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Company will purchase any shares under the program. The Company repurchased 6,600 shares of the Company’s common stock at an aggregate cost of $150,000 under this plan during 2021. During the first quarter of 2022, approximately 111,000 shares were repurchased by the Company under this plan.

The following information provides details of the Company’s common stock repurchases for the three months ended December 31, 2021:

Period	Total number of shares repurchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximaate dollar value) of shares that may yet be purchased under the plans or programs ($)
October 1, 2021 - October 31, 2021	-	$-	-	-
November 1, 2021 - November 30, 2021	-	-	-	-
December 1, 2021 - December 31, 2021	6,600	22.76	6,600	$14,002,000
Total	6,600	$22.76	6,600

Pursuant to the Company’s equity compensation plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon the vesting of restricted stock awards to pay certain taxes. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. No such repurchases occurred during 2021.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview
The Company’s primary goals are to maximize earnings by maintaining strong asset quality and deploying capital in profitable growth initiatives that will enhance long-term stockholder value. The Company operates in three principal business segments: the Bank, the Trust, and the Company as a separate segment, the Parent. Revenues from the Bank’s operations consist primarily of interest earned on loans and investment securities, fees earned on deposit accounts, debit card interchange, and treasury and commercial services and mortgage banking income. Trust’s operating revenues consist principally of income from fiduciary and asset management fees. The Parent’s revenues are mainly fees and dividends received from the Bank and Trust.

Index
Net income for 2021 was $8.4 million ($1.61 per diluted share) compared to $5.4 million ($1.03 per diluted share) in 2020. Assets as of December 31, 2021 were $1.3 billion, an increase of $111.7 million or 9.1% compared to assets as of December 31, 2020.

Key factors affecting comparisons of consolidated net income for the years ended December 31, 2021 and 2020 are as follows: Comparisons are to prior year unless otherwise stated.

•	Loans held for investment (net of deferred fees and costs), excluding PPP (non-GAAP), increased 9.9%.
•	Average earning assets increased $104.5 million, or 9.6%.
•	Interest income increased $2.2 million, or 5.6%.
•	Interest expense decreased $1.8 million, or 34.7%, due primarily to lower rates, shifts in funding to lower cost deposits, and prepayment of FHLB advances during the fourth quarter of 2020.
•	Consolidated net interest margin (NIM) was 3.26% for 2021 compared to 3.19%.
•	Fiduciary and asset management fees increased $321 thousand, or 8.3%.
•	Mortgage banking income increased $499 thousand or 28.0%.
•
On July 14, 2021, the Company issued $30.0 million in aggregate principal amount of 3.50% fixed-to-floating rate subordinated notes due 2031 in a private placement transaction.  The Notes initially bear interest at a fixed rate of 3.50% for five years and convert to the three-month SOFR plus 286 basis points, resetting quarterly, thereafter.

•
Non-performing assets (NPAs) decreased to $1.5 million at December 31, 2021 compared to $2.0 million at December 31, 2020.  NPAs as a percentage of total assets was 0.11% and 0.16% at December 31, 2021 and 2020, respectively.

•
In 2020, the Bank recognized one-time pre-tax expenses of $1.1 million associated with three strategic initiatives: prepayment of FHLB advances, a voluntary Early Retirement Incentive Plan (ERIP), and a loss on sale of a loan pool effectively removing non- or under-performing credit relationships from the balance sheet.

Capital Management and Dividends
Total equity was $120.8 million at December 31, 2021, compared to $117.1 million at December 31, 2020. Capital growth resulted primarily from earnings for the year ended December 31, 2021, partially offset by increased cash dividends and net unrealized losses on available-for-sale securities, a component of accumulated comprehensive income.

For the year ended December 31, 2021, the Company declared dividends of $0.50 per share. Annual dividends per share increased 4.2% over dividends of $0.48 per share declared in 2020. The Board of Directors of the Company continually reviews the amount of cash dividends per share and the resulting dividend payout ratio. The Company’s principal goals related to the maintenance of capital are to provide adequate capital to support the Company’s risk profile consistent with the board approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to stockholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total capital for the Bank are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

Effective October 19, 2021, the Company’s Board of Directors approved a stock repurchase program. The Company is authorized pursuant to this program to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program, if any, will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares as a percentage of tangible book value, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Company will purchase any shares under the program. During the year ended December 31, 2021, the Company repurchased 6,600 shares, or $150 thousand of its common stock under the 2021 repurchase program. During the first quarter of 2022, approximately 111,000 shares were repurchased by the Company under this plan.

At December 31, 2021, the book value per share of the Company’s common stock was $23.06, and tangible book value per share (non-GAAP) was $22.69, compared to $22.42 and $22.05, respectively, at December 31, 2020. Refer to “Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Critical Accounting Estimates
The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles (GAAP) and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. Those accounting policies with the greatest uncertainty and that require management’s most difficult, subjective or complex judgments affecting the application of these policies, and the greatest likelihood that materially different amounts would be reported under different conditions, or using different assumptions, are described below.

Index
Allowance for Loan Losses
The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when it is believed the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in the Company’s judgment, will be adequate to absorb probable and estimable losses inherent in the loan portfolio. The judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the allowance, management considers a range of possible assumptions and outcomes related to the various factors identified above. Under alternative assumptions that we considered in developing our estimate of an allowance that will be adequate to absorb probable and estimable losses inherent in the loan portfolio at December 31, 2021, our estimate of the allowance varied between $7 million and $10 million.

For further information concerning accounting policies, refer to Note 1, Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this report on Form 10-K.

Results of Operations

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The NIM is calculated by dividing tax-equivalent net interest income by average earning assets.

Net interest income was $38.8 million in 2021, an increase of $4.1 million from 2020. The NIM was 3.24% in 2021 as compared to 3.18% in 2020. Net interest income, on a fully tax-equivalent basis, was $39.0 million in 2021, an increase of $4.2 million from 2020. On a fully tax-equivalent basis, NIM was 3.26% in 2021 as compared to 3.19% in 2020. Year-over-year, average loan yields were higher by 19 basis points. While the lower interest rate environment during 2021 resulted in lower average yields on new loan originations, including PPP loans, which earn interest at a fixed 1%, and repricing within the existing loan portfolio, average loan yields were higher due to accelerated recognition of deferred fees and costs related to PPP forgiveness and the collection of prepayment penalties on one commercial relationship. Loan fees and costs related to PPP loans are deferred at time of loan origination, are amortized into interest income over the remaining terms of the loans and accelerated upon forgiveness or repayment of the PPP loans. Net PPP fees of $3.2 million and $813 thousand were recognized in 2021 and 2020, respectively. As of December 31, 2021, unamortized net deferred PPP fees were $630 thousand. High levels of liquidity invested at lower yielding short-term levels in the low interest rate environment also continue to impact the NIM. For more information about these FTE financial measures, please see “Non-GAAP Financial Measures” below.

Average loans, which includes both loans held for investment and loans held for sale, increased $7.5 million to $841.7 million for the year ended December 31, 2021, compared to 2020. Average loans held for investment included $53.5 million and $63.8 million of average balances of loans originated under the PPP for 2021 and 2020, respectively. The remaining increase in average loans outstanding 2021 compared to 2020 was due primarily to growth in the commercial real estate segment of the loan portfolio. Average securities available for sale increased $42.5 million for 2021, compared to 2020, due primarily to higher purchases of securities. The average yield on the securities portfolio on a taxable-equivalent basis decreased 22 basis points for 2021, compared to 2020, due to purchases of securities in 2020 and 2021 at lower average yields relative to the average yield of the portfolio as a whole.

Average money market, savings and interest-bearing demand deposits increased $99.3 million and average time deposits decreased $29.5 million, for the year ended 2021, respectively, compared to the same periods in 2020, due to growth in consumer and business deposits primarily as a result of new accounts and liquidity from government stimulus programs as well as a shift from time deposits as a result of lower interest rates. Average noninterest-bearing demand deposits increased $66.1 million for the year ended December 31, 2021 compared to December 31, 2020. The average cost of interest-bearing deposits decreased 27 basis points for 2021 compared to the same 2020 period, due primarily to lower rates on deposits and a shift in composition from time deposits. While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity.

Index
Average borrowings decreased $44.8 million year-over-year due primarily to the repayment of PPPLF borrowings during 2021 and long-term borrowings in 2020. The average cost of borrowings increased 87 basis points during 2021 compared to 2020 due primarily to the issuance of subordinated notes by the Company during July 2021 partially offset by the repayment of higher-cost long-term borrowings during 2020.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the years ended December 31,
	2021			2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS
Loans*	$841,748	$37,960	4.51%	$834,247	$36,061	4.32%	$757,677	$35,771	4.72%
Investment securities:
Taxable	173,661	3,284	1.89%	145,029	3,068	2.12%	116,930	2,827	2.42%
Tax-exempt*	32,158	953	2.96%	18,270	654	3.58%	29,425	955	3.25%
Total investment securities	205,819	4,237	2.06%	163,299	3,722	2.28%	146,355	3,782	2.58%
Interest-bearing due from banks	145,425	230	0.16%	91,160	267	0.29%	34,592	689	1.99%
Federal funds sold	2,932	3	0.09%	841	12	1.45%	1,546	31	2.01%
Other investments	1,104	70	6.35%	3,020	134	4.43%	3,484	221	6.36%
Total earning assets	1,197,028	$42,500	3.55%	1,092,567	$40,196	3.68%	943,654	$40,494	4.29%
Allowance for loan losses	(9,621)			(9,723)			(10,562)
Other nonearning assets	98,597			104,414			105,422
Total assets	$1,286,004			$1,187,258			$1,038,514

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$71,841	$13	0.02%	$55,667	$12	0.02%	$32,603	$11	0.03%
Money market deposit accounts	372,193	879	0.24%	307,190	1,012	0.33%	257,884	1,037	0.40%
Savings accounts	114,285	46	0.04%	96,149	56	0.06%	86,787	88	0.10%
Time deposits	180,255	1,941	1.08%	209,727	3,337	1.59%	231,774	3,845	1.66%
Total time and savings deposits	738,574	2,879	0.39%	668,733	4,417	0.66%	609,048	4,981	0.82%
Federal funds purchased, repurchase
agreements and other borrowings	14,178	35	0.25%	33,846	150	0.44%	22,302	132	0.59%
Long terrn borrowings	13,784	544	3.95%	-	-	0.00%	-	-	0.00%
Federal Home Loan Bank advances	-	-	0.00%	38,942	725	1.86%	50,397	1,309	2.60%
Total interest-bearing liabilities	766,536	3,458	0.45%	741,521	5,292	0.71%	681,747	6,422	0.94%
Demand deposits	391,673			325,596			245,518
Other liabilities	7,473			5,055			3,947
Stockholders' equity	120,322			115,086			107,302
Total liabilities and stockholders' equity	$1,286,004			$1,187,258			$1,038,514
Net interest margin		$39,042	3.26%		$34,904	3.19%		$34,072	3.61%

*Computed on a fully tax-equivalent basis (non-GAAP) using a 21% rate, adjusting interest incomeby $248 thousand, $187 thousand, and $253 thousand, respectively.

Index
Interest income and expense are affected by fluctuations in interest rates, by changes in volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in the components of net interest income.  The Company calculates the rate and volume variances using a formula prescribed by the SEC. Rate/volume variances, the third element in the calculation, are not show separately in the table, but are allocated to the rate and volume variances in proportion to the absolute dollar amounts of each.

TABEL 2: VOLUME AND RATE ANALYSIS*

	2021 vs. 2020			2020 vs. 2019
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
EARNING ASSETS
Loans	$324	$1,575	$1,899	$3,723	$(3,433)	$290
Investment securities:
Taxable	607	(391)	216	689	(448)	241
Tax-exempt	497	(198)	299	(360)	59	(301)
Total investment securities	1,104	(589)	515	329	(389)	(60)

Federal funds sold	30	(39)	(9)	(14)	(5)	(19)
Other investments **	72	(173)	(101)	1,345	(1,854)	(509)
Total earning assets	1,531	773	2,304	5,383	(5,681)	(298)

INTEREST-BEARING LIABILITIES
Interest-bearing transaction accounts	3	(2)	1	8	(7)	1
Money market deposit accounts	215	(348)	(133)	202	(227)	(25)
Savings accounts	11	(21)	(10)	10	(42)	(32)
Time deposits	(469)	(927)	(1,396)	(356)	(152)	(508)
Total time and savings deposits	(240)	(1,298)	(1,538)	(136)	(428)	(564)

Federal funds purchased, repurchase agreements and other borrowings	(87)	(28)	(115)	68	(50)	18
Long term borrowings	-	544	544	-	-	-
Federal Home Loan Bank advances	(724)	(1)	(725)	(298)	(286)	(584)
Total interest-bearing liabilities	(1,051)	(1,327)	(1,834)	(366)	(764)	(1,130)

Change in net interest income	$2,582	$2,100	$4,138	$5,749	$(4,917)	$832

* Computed on a fully tax-equivalent basis, non-GAAP, using a 21% rate.
** Other investments include interest-bearing balances due from banks.

The Company believes NIM may be affected in future periods by several factors that are difficult to predict, including (1) changes in interest rates, which may depend on the severity of adverse economic conditions, the timing and extent of any economic recovery, and the extent or continuing impact of government stimulus measures, which are inherently uncertain, (2) possible changes in the composition of earning assets which may result from decreased loan demand as a result of the current economic environment; and (3) the recognition of net deferred fees on PPP loans, which is subject to the timing of repayment or forgiveness. However, if market interest rates rise to a meaningful degree in 2022, as some financial markets predict, the Company may benefit from higher yields on certain interest earning assets, which would be expected to outpace any increases in the cost of interest-bearing liabilities

Discussion of net interest income for the year ended December 31, 2019 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Net Interest Income” in the Company’s 2020 Form 10-K, which was filed with the SEC on March 30, 2021, and is incorporated herein by reference.

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

Index
The provision for loan losses was $794 thousand for the year ended December 31, 2021, as compared to $1.0 million for 2020. Historical loss rates, levels of non-performing assets, and credit quality continued to improve in 2021 and contributed to a lower provision recognized in 2021; however, these developments were partially offset by the impact of two commercial relationships that were downgraded during 2021 and qualitative factor adjustments for loan volume trends. During 2020, increased qualitative reserves primarily related to uncertainties associated with expected asset quality deterioration as a result of the COVID-19 pandemic and related economic disruption offset by improvements in qualitative historical loss factors.  Charged-off loans totaled $1.1 million in 2021, compared to $2.0 million in 2020. Recoveries amounted to $649 thousand in 2021 and $886 thousand in 2020. The Company’s net loans charged off to average loans were 0.06% in 2021 as compared to 0.13% in 2020.

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

Noninterest Income
Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2021 and the twelve months ended December 31, 2020.

Noninterest income increased $187 thousand or 1.3% for the year ended December 31, 2021, as compared to the year ended December 31, 2020. In 2021, increases in fiduciary and asset management fees ($321 thousand or 8.3%), other service charges, commissions and fees ($141 thousand or 3.50%), bank-owned life insurance income ($175 thousand or 20.9%), and mortgage banking income ($499 thousand or 28.0%) were partially offset by nonrecurring gains on sale of real estate ($818 thousand) which occurred in 2020. Trust’s operating results improved significantly from 2020 to 2021, primarily due to increased fiduciary and asset management fees across Trust’s retirement solutions, wealth management and trust business lines, as well as strong market performance during 2021 that increased Trust client account balances.

Other service charges, commissions and fees increased primarily due to growth in merchant processing income, debit card fee income, and telephone payment fees.  Mortgage banking income increased primarily due to (i) higher volume resulting from the current low interest rate environment, (ii) higher gains on sales of loans as a result of higher margins on loan originated for resale and (iii) expansion of the mortgage lending team.

The Company continues to focus on diversifying noninterest income through efforts to expand Trust, insurance, and mortgage banking activities, and a continued focus on business checking and other corporate services.

Discussion of noninterest income for the year ended December 31, 2019 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Income” in the Company’s 2020 Form 10-K. which was filed with the SEC on March 30, 2021, and is incorporated by reference herein.

Noninterest Expense
Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2021 and the twelve months ended December 31, 2020.

The Company’s noninterest expense increased $644 thousand or 1.5%. Year-over-year increases were primarily related to data processing, professional services and, other operating expense partially offset by decreased ATM and other losses and losses related to FHLB prepayments.

During 2021, data processing expenses increased $1.1 million or 31.0% as the Company fully executed and implemented multiple solutions as part of the ongoing roadmap for bank-wide technology and operating efficiency initiatives. Initiatives completed during 2021 include a new loan origination system, new online appointment scheduling system, bank-wide ATM upgrades, a new deposit origination platform, a new data analytics solution, and a new payments platform. Critical infrastructure software related to imaging, a new teller platform, and a new online account opening solution are expected to reach completion in first quarter 2022. These initiatives have driven period-over-period increases in data processing costs during the implementation and transition time frames as our operational structure pivoted from in-house to outsourced environments and shifted costs previously included in occupancy and equipment expense. Implementing, integrating, and leveraging these digital and technological strategies as fully implemented and integrated solutions to gain operational efficiencies will remain one area of focus in 2022. The Company is actively engaged in assessing major vendor contracts.

Index
Of the remaining categories of noninterest expense, the most significant changes when comparing 2021 to 2020 were in:

•
Professional services, which increased $325 thousand primarily due to higher legal costs, audit expense and expenses related to the transition from in-house to outsourced data processing environments, and an increased OCC assessment.

•	ATM and other losses, which decreased $367 thousand primarily due to lower impairment of certain low-income housing equity investments.
•	Loss on extinguishment of borrowings, which is related to FHLB advance prepayments of $38.5 million and was recognized in 2020. There were no similar losses during 2021.
•
Other operating expenses, which increased $260 thousand or 7.7% due primarily to an increase in FDIC insurance expense, telephone and courier expense, and other loan expenses due to costs associated with higher loan volumes.  The Company recognized a single loss event of $85 thousand in the first quarter of 2020, which did not impact 2021.

The Company also continues to focus on balance sheet repositioning, exploring disposition opportunities of under-utilized real estate and branch optimization with two branch closures completed in the first quarter of 2022, as well as digital initiatives that complement this repositioning.

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

The effective tax rates for the years ended December 31, 2021 and 2020 were 13.3% and 8.8%, respectively. The effective tax rate was affected by to higher pre-tax income.

Discussion of noninterest expense and income taxes for the year ended December 31, 2019 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Expense” in the Company’s 2020 Form 10-K, which was filed with the SEC on March 30, 2021, and in incorporated by reference herein.

Balance Sheet Review
At December 31, 2021, the Company had total assets of $1.3 billion, an increase of $112.0 million or 9.1% compared to assets as of December 31, 2020.

Net loans held for investment increased $6.9 million or 0.8%, from $826.8 million at December 31, 2020 to $833.7 million at December 31, 2021. The change in net loans held for investment was primarily affected by a decline of $67.0 million in the PPP loan segment due to forgiveness of $115.3 million of PPP loans, partially offset by new PPP originations of $48.3 million.  Loans held for investment, excluding PPP, grew 9.9%, or $74.2 million, driven by loan growth in the following segments: commercial real estate of $66.6 million, construction, land development, and other land loans of $14.9 million, and automobile of $4.7 million. This segmented growth was partially offset by decreases in commercial and industrial and multi-family residential real estate. Cash and cash equivalents increased $67.5 million or 56.0% from December 31, 2020 to December 31, 2021, and securities available for sale increased $47.9 million or 25.7% over the same period as additional liquidity provided by growth in deposit accounts was deployed in the Company’s investment portfolio.

Total deposits of $1.2 billion as of December 31, 2021 increased $109.9 million, or 10.3%, from December 31, 2020. Noninterest-bearing deposits increased $60.9 million, or 16.9%, savings deposits increased $73.5 million, or 14.3%, and time deposits decreased $24.5 million, or 12.7%. Liquidity continues to be impacted by record cumulative levels of consumer savings, government stimulus, and PPP loan related deposits. Expanding the low-cost deposit base and re-pricing to reduce interest expense to buffer NIM compression during the low rate environment were key strategies in 2021.

The Company utilized the PPPLF initiated by the Federal Reserve Bank to partially fund PPP loan originations. PPPLF borrowings were $480 thousand at December 31, 2021 compared to $28.6 million as of December 31, 2020.  The Company also utilizes FHLB advances as a source of liquidity as needed. At December 31, 2021, the Company had no FHLB advances.

Securities Portfolio
When comparing December 31, 2021 to December 31, 2020, securities available-for-sale increased $47.9 million, or 25.7%. The majority of the change was due primarily to purchases of U.S. Treasury securities, securities issued by state and political subdivisions, and mortgage-backed securities to deploy additional liquidity provided by growth in deposit accounts rather than holding in lower yielding cash reserves.

Index
The Company’s strategy for the securities portfolio is primarily intended to manage the portfolio’s susceptibility to interest rate risk and to provide liquidity to fund loan growth. The securities portfolio is also adjusted to achieve other asset/liability objectives, including pledging requirements, and to manage tax exposure when necessary.

The following table sets forth a summary of the securities portfolio:

TABLE 3: SECURITIES PORTFOLIO

	As of December 31,
(Dollars in thousands)	2021	2020
U.S. Treasury securities	$14,904	$7,043
Obligations of U.S. Government agencies	38,558	36,696
Obligations of state and policitcal subdivisions	65,803	45,995
Mortgage-backed securities	89,058	73,501
Money market investments	2,413	4,743
Corporate bonds and other securities	23,585	18,431
	234,321	186,409
Restricted securities:
Federal Home Loan Bank stock	$609	943
Federal Reserve Bank stock	383	382
Community Bankers' Bank stock	42	42
	1,034	1,367
Total Securities	$235,355	$187,776

The following table summarizes the contractual maturity of the securities portfolio and their weighted average yields as of December 31, 2021:

TABLE 4: MATURITY OF SECURITIES

	1 year or less
(Dollars in thousands)	2022	1-5 years	5-10 years	Over 10 years	Total
U.S. Treasury securities	$-	$-	$14,904	$-	$14,904
Weighted average yield	-	-	1.21%	-	1.21%

Obligations of U.S. Government agencies	$-	$3,178	$3,053	$32,327	$38,558
Weighted average yield	-	0.90%	1.42%	0.91%	0.95%

Obligations of state and policitcal subdivisions	$-	$2,853	$16,898	$46,052	$65,803
Weighted average yield	-	3.14%	2.44%	2.65%	2.62%

Mortgage-backed securities	$-	$6,792	$12,832	$69,434	$89,058
Weighted average yield	-	1.79%	2.29%	1.65%	1.76%

Money market investments	$2,413	$-	$-	$-	$2,413
Weighted average yield	0.03%	-	-	-	0.03%

Corporate bonds and other securities	$195	$518	$22,872	$-	$23,585
Weighted average yield	2.05%	3.44%	4.55%	-	4.50%

Federal Home Loan Bank stock	$-	$-	$-	$609	$609
Weighted average yield	-	-	-	5.60%	5.60%

Federal Reserve Bank stock	$-	$-	$-	$383	$383
Weighted average yield	-	-	-	6.00%	6.00%

Community Bankers' Bank stock	$-	$-	$-	$42	$42
Weighted average yield	-	-	-	0.00%	0.00%
Total Securities	$2,608	$13,341	$70,559	$148,847	$235,355
Weighted average yield	0.18%	1.80%	2.79%	1.81%	2.09%

The table above is based on maturity. Therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average life of the $89.1 million in mortgage-backed securities as of December 31, 2021 was 6.1 years. The weighted average yield is calculated on a fully tax-equivalent basis using a 21% rate on a pro rata basis for each security based on its relative amortized cost.

Index
Loan Portfolio
The following table shows a breakdown of total loans by segment at December 31, 2021 and 2020:

TABLE 5: LOAN PORTFOLIO

	As of December 31,
(Dollars in thousands)	2021	2020
Commercial and industrial	$68,690	$141,746
Real estate-construction	58,440	43,732
Real estate-mortgage (1)	206,368	207,536
Real estate-commercial	382,603	316,851
Consumer	118,441	118,368
Other	8,984	8,067
Ending Balance	$843,526	$836,300

(1)	The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

Based on the North American Industry Classification System code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

As of December 31, 2021, the total loan portfolio increased by $7.2 million or 0.9% from December 31, 2020, primarily due to increases in real estate construction and real estate-commercial which were offset by reductions in commercial and industrial due to a decline of $67.0 million in PPP loans outstanding. Net loans held for investment increased 0.8% from December 31, 2020 to December 31, 2021. Loans held for investment (net of deferred fees and costs), excluding PPP (non-GAAP), grew 9.9%

The maturity distribution and rate sensitivity of the Company's loan portfolio at December 31, 2021 is presented below:

TABLE 6: MATURITY/REPRICING SCHEDULE OF LOAN PORTFOLIO

	As of December 31, 2021
(Dollars in thousands)	Commercial and industrial	Real estate-construction	Real estate-mortgage (1)	Real estate-commercial	Consumer	Other	Total
Variable Rate:
Within 1 year	$6,787	$33,513	$4,813	$25,790	$1,613	$2,657	$75,173
1 to 5 years	31,628	10,735	58,889	165,466	46,752	4,627	318,097
5 to 15 years	21,017	454	36,540	109,754	43,064	-	210,829
After 15 years	-	-	40,911	6,348	12,499	326	60,084
Fixed Rate:
Within 1 year	$8,457	$9,178	$35,371	$45,047	$7,108	$986	$106,147
1 to 5 years	801	2,552	9,705	25,656	463	388	39,565
5 to 15 years	-	2,008	20,139	4,542	4,286	-	30,975
After 15 years	-	-	-	-	2,656	-	2,656
	$68,690	$58,440	$206,368	$382,603	$118,441	$8,984	$843,526

(1)	The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, nonperforming restructured loans, and other real estate owned (OREO). Restructured loans are loans with terms that were modified in a troubled debt restructuring (TDR) for borrowers experiencing financial difficulties. Refer to Note 4, Loans and Allowance for Loan Losses of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report Form 10-K for more information.

Nonperforming assets decreased by $455 thousand or 23.3%, from $2.0 million at December 31, 2020 to $1.5 million at December 31, 2021. The 2021 total consisted of $1.0 million in loans still accruing interest but past due 90 days or more and $478 thousand in nonaccrual loans. All of the nonaccrual loans are classified as impaired and 63.6% of the nonaccrual loans at December 31, 2021 were secured by real estate. Impaired loans are a component of the allowance for loan losses. When a loan changes from “90 days past due but still accruing interest” to “nonaccrual” status, the loan is normally reviewed for impairment. If impairment is identified, then the Company records a charge-off based on the value of the collateral or the present value of the loan’s expected future cash flows, discounted at the loan's effective interest rate. If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

Index
The recorded investment in impaired loans decreased to $1.3 million as of December 31, 2021 from $2.1 million as of December 31, 2020 as detailed in Note 4, Loans and Allowance for Loan Losses of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K. The majority of these loans were collateralized.

The following table presents information concerning the aggregate amount of nonperforming assets, which includes nonaccrual loans, past due loans, TDRs and OREO:

TABLE 7: NONPERFORMING ASSETS

	As of December 31,
(dollars in thousands)	2021	2020
Nonaccrual loans
Commercial and industrial	$174	$-
Real estate-mortgage (1)	191	311
Real estate-commercial	113	903
Total nonaccrual loans	$478	$1,214

Loans past due 90 days or more and accruing interest
Commercial and industrial	$169	$-
Consumer loans (2)	846	744
Other	10	-
Total loans past due 90 days or more and accruing interest	$1,025	$744

Restructured loans
Real estate-construction	$79	$83
Real estate-mortgage (1)	450	492
Real estate-commercial	413	1,352
Total restructured loans	$942	$1,927
Less nonaccrual restructured loans (included above)	191	1,120
Less restructured loans currently in compliance (3)	751	807
Net nonperforming, accruing restructured loans	$-	$-
Nonperforming loans	$1,503	$1,958

Total nonperforming assets	$1,503	$1,958

Interest income that would have been recorded under original loan terms on nonaccrual loans above	$11	$45

Interest income recorded for the period on nonaccrual loans included above	$2	$34

Total loans	$843,526	$836,300
ALLL	$9,865	$9,541
Nonaccrual loans to total loans	0.06%	0.15%
ALLL to total loans	1.17%	1.14%
ALLL to nonaccrual loans	2063.81%	785.91%

For the year ended December 31:
Provision for loan losses	$794	$1,000
Net charge-offs to average total loans	0.06%	0.14%

(1)	The real estate-mortgage segment includes residential 1 – 4 family, second mortgages and equity lines of credit.
(2)
Amounts listed include student loans and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $711 thousand at December 31, 2021 and $547 thousand at December 31, 2020. For additional information, refer to Note 4, Loans and Allowance for Loan Losses of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

(3)	Amounts listed represent restructured loans that are in compliance with their modified terms as of the date presented.

Index
As shown in the table above, as of December 31, 2021 compared to December 31, 2020, the nonaccrual loan category decreased by $736 thousand or 60.6% and the 90-days past due and still accruing interest category increased by $281 thousand or 37.8%.

The nonaccrual loans at December 31, 2021 were related to four credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

The majority of the loans past due 90 days or more and still accruing interest at December 31, 2021 ($711 thousand) were small business and student loans. The federal government has provided guarantees of repayment of these small business and student loans in an amount ranging from 97% to 100% of the total principal and interest of the loans; as such, management does not expect even a significant increase in past due small business or student loans to have a material effect on the Company.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. For a detailed discussion of the Company’s nonperforming assets, refer to Note 4, Loans and Allowance for Loan Losses and Note 5, Other Real Estate Owned (OREO) of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

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

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of December 31, 2021 and December 31, 2020, the impaired loan component of the allowance for loan losses amounted to $128 thousand and $11 thousand, respectively. The increase in the impaired loan component is due primarily to the impairment of one credit relationship. The impaired loan component of the allowance for loan losses is reflected as a valuation allowance related to impaired loans in Note 4, Loans and Allowance for Loan Losses of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

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

Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of December 31, 2021 and December 31, 2020, the Company had no loans in these categories.

Index
The overall historical loss rate from December 31, 2020 to December 31, 2021, improved 12 basis points as a percentage of loans evaluated collectively for impairment as a result of overall improving asset quality combined with continued improvement in non-performing assets. For the same period, the qualitative factor components increased 3 basis points as a percentage of loans evaluated collectively for impairment overall. This increase was primarily due to segment adjustments for economic conditions and uncertainty related to the COVID-19 pandemic and change in volume for certain segments. While there have not been significant changes in overall credit quality of the loan portfolio from December 31, 2020 to December 31, 2021, management will continue to monitor economic recovery challenges at macro and micro levels, including levels of inflation, the impacts of new COVID-19 variants, expansion and contraction of pandemic-related government stimulus efforts, supply chain disruption, and employment levels, which may be delaying signs of credit deterioration. If there are further challenges to the economic recovery, elevated levels of risk within the loan portfolio may require additional increases in the allowance for loan losses.

On a combined basis, the historical loss and qualitative factor components amounted to $9.7 million as of December 31, 2021 and $9.4 million at December 31, 2020. Management is monitoring portfolio activity, such as levels of deferral and/or modification requests, deferral and/or modification concentration levels by collateral, as well as industry concentration levels to identify areas within the loan portfolio which may create elevated levels of risk should the economic environment created by uncertainty related to COVID-19 pandemic present indications of economic instability that is other than temporary in nature.

Acquired loans are recorded at their fair value at acquisition date without carryover of the acquiree's previously established ALLL, as credit discounts are included in the determination of fair value. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. During evaluation upon acquisition, acquired loans are also classified as either purchased credit impaired or purchased performing.

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

Overall Change in Allowance
As a result of management's analysis, the Company added, through the provision, $794 thousand to the ALLL for the year ended December 31, 2021. The ALLL, as a percentage of year-end loans held for investment, was 1.17% in 2021 and 1.14% in 2020. The increase in the ALLL as a percentage of loans held for investment at December 31, 2021 compared to the prior year was primarily attributable to an increase in loans held for investment, excluding PPP loans, the downgrade of two commercial relationships and qualitative factor adjustments for economic conditions, uncertainty related to the COVID-19 pandemic, and change in volume for certain segments partially offset by improvement in historical loss rates. Excluding PPP loans, the ALLL as a percentage of loans held for investment was 1.20% and 1.27% at December 31, 2021 and 2020, respectively.  Loans held for investment excluding PPP loans is a non-GAAP financial measure. For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” below. Management believes that the allowance has been appropriately funded for losses on existing loans, based on currently available information. Low levels of past dues, NPAs, and year-over-year quantitative historical loss rates continue to demonstrate improvement. The Company will continue to monitor the loan portfolio, levels of nonperforming assets, and the sustainability of improving asset quality trends experienced in 2021 closely and make changes to the allowance for loan losses when necessary. As the economic impact of the COVID-19 pandemic continues to evolve, elevated levels of risk within the loan portfolio may require additional increases in the ALLL.

Index
The allowance for loan losses represents an amount that, in management’s judgement, will be adequate to absorb probable losses inherent in the loan portfolio.  The provision for loan losses increase the allowance and loans charged-off, net of recoveries, reduce the allowance.  The following table presents the Company’s loan loss experience for the periods indicated:

TABLE 8: ALLOWANCE FOR LOAN LOSSES

For the Year ended December 31, 2021
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541
Charge-offs	(27)	-	(14)	-	(800)	(278)	-	(1,119)
Recoveries	41	-	76	44	390	98	-	649
Provision for loan losses	19	120	(232)	309	470	241	(133)	794
Ending Balance	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865

Average loans	101,016	52,811	199,904	356,643	117,343	7,911		835,628
Ratio of net charge-offs to average loans	-0.01%	0.00%	-0.03%	-0.01%	0.35%	2.28%		0.06%

For the Year ended December 31, 2020
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$1,244	$258	$2,505	$3,663	$1,694	$296	$-	$9,660
Charge-offs	(25)	-	(149)	(654)	(822)	(355)	-	(2,005)
Recoveries	47	10	69	317	377	66	-	886
Provision for loan losses	(616)	71	135	1,108	53	116	133	1,000
Ending Balance	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541

Average loans	140,818	40,967	209,102	301,563	123,694	10,337		826,481
Ratio of net charge-offs to average loans	-0.02%	-0.02%	0.04%	0.11%	0.36%	2.80%		0.14%

(1)	The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

The following table shows the amount of the allowance for loan losses allocated to each category and the ratio of corresponding outstanding loan balances at December 31 of the years presented. Although the allowance for loan losses is allocated into these categories, the entire allowance for loan losses is available to cover loan losses in any category.

TABLE 9: ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2021		2020
(Dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial	$698	8.14%	$650	16.95%
Real estate-construction	459	6.93%	339	5.23%
Real estate-mortgage (1)	2,390	24.46%	2,560	24.82%
Real estate-commercial	4,787	45.36%	4,434	37.89%
Consumer	1,362	14.04%	1,302	14.15%
Other	169	1.07%	123	0.96%
Unallocated	-	-	133	-
Ending Balance	$9,865	100.00%	$9,541	100.00%

(1)	The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

Deposits
The following table shows the average balances and average rates paid on deposits for the periods presented.

Index
TABLE 10: DEPOSITS

	Years ended December 31,
	2021		2020		2019
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing transaction	$71,841	0.02%	$55,667	0.02%	$32,603	0.03%
Money market	372,193	0.24%	307,190	0.33%	257,884	0.40%
Savings	114,285	0.04%	96,149	0.06%	86,787	0.10%
Time deposits	180,255	1.08%	209,727	1.59%	231,774	1.66%
Total interest bearing	738,574	0.39%	668,733	0.66%	609,048	0.82%
Demand	391,673		325,596		245,518
Total deposits	$1,130,247		$994,329		$854,566

The Company’s average total deposits were $1.1 billion for the year ended December 31, 2021, an increase of $135.9 million or 13.7% from average total deposits for the year ended December 31, 2020. Demand deposit and money market account categories had the largest increases, totaling $66.1 million and $65.0 million, respectively. Average time deposits, which is the Company’s most expensive deposit category, decreased by a total of $29.5 million as seen in the table above. The average rate paid on interest-bearing deposits by the Company in 2021 was 0.39% compared to 0.66% in 2020.

The impact of government stimulus, PPP loan related deposits, and higher levels of consumer savings were primary drivers of the increase in total deposits. The Company remains focused on increasing lower-cost deposits by actively targeting new noninterest-bearing deposits and savings deposits.

As of December 31, 2021 and 2020, the estimated amounts of total uninsured deposits were $271.7 million and $209.5 million, respectively.  The following table shows maturities of the estimated amounts of uninsured time deposits at December 31, 2021.  The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

TABLE 11: MATURITIES OF UNINSURED TIME DEPOSITS

	As of December 31,
(dollars in thousands)	2021	2020
Maturing in:
Within 3 months	$17,994	$15,916
4 through 6 months	2,330	2,934
7 through 12 months	9,476	6,348
Greater than 12 months	10,123	19,177
	$39,923	$44,375
Capital Resources
Total stockholders' equity as of December 31, 2021 was $120.8 million, up 3.1% from $117.1 million on December 31, 2020 as the result of increased retained earnings partially offset by net unrealized loss on available-for-sale securities, a component of accumulated other comprehensive income on the consolidated balance sheets. The change in the unrealized gain/loss position was driven by changes in market rates and shift in portfolio composition.

The assessment of capital adequacy depends on such factors as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s and the Bank’s capital is regularly reviewed. The Company targets regulatory capital levels that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses. While the Company will continue to look for opportunities to invest capital in profitable growth, the Company will also consider investing capital in other transactions, such as share repurchases, that facilitate improving shareholder return, as measured by ROE and earnings per share.

The Bank’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses.

Index
In June 2013, the federal bank regulatory agencies adopted the Basel III Capital Rules (i) to implement the Basel III capital framework and (ii) for calculating risk-weighted assets. These rules became effective January 1, 2015, subject to limited phase-in periods. The EGRRCPA, enacted in May 2018, required action by the FRB to expand the applicability of its Small Bank Holding Company Policy Statement, which, among other things, exempts certain bank holding companies from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements that apply to other bank holding companies. In August 2018, the FRB issued an interim final rule provisionally expanding the applicability of the small bank holding company policy statement to bank holding companies with consolidated total assets of less than $3 billion.  The statement previously applied only to bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, which was effective upon its issuance, the Company expects that it will be treated as a small bank holding company and will not be subject to regulatory capital requirements.  For an overview of the Basel III Capital Rules and the EGRRCPA, refer to “Regulation and Supervision” included in Item 1, “Business” of this report on Form 10-K.

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

TABLE 12: REGULATORY CAPITAL

	2021 Regulatory Minimums	December 31, 2021	2020 Regulatory Minimums	December 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	12.57%	4.500%	11.69%
Tier 1 Capital to Risk-Weighted Assets	6.000%	12.57%	6.000%	11.69%
Tier 1 Leverage to Average Assets	4.000%	9.09%	4.000%	8.56%
Total Capital to Risk-Weighted Assets	8.000%	13.61%	8.000%	12.77%
Capital Conservation Buffer	2.500%	5.61%	2.500%	4.77%
Risk-Weighted Assets (in thousands)		$952,218		$890,091

On July 14, 2021, the Company issued $30.0 million in aggregate principal amount of 3.50% fixed-to-floating rate subordinated notes due 2031 (the Notes) in a private placement transaction.  The Notes initially bear interest at a fixed rate of 3.50% for five years and convert to three month SOFR plus 286 basis points, resetting quarterly, thereafter.  The Notes were structured to qualify as Tier 2 capital for regulatory purposes and are included in the Company’s Tier 2 capital as of December 31, 2021.

Effective October 19, 2021, the Company’s Board of Directors approved a stock repurchase program. The Company is authorized pursuant to this program to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program, if any, will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares as a percentage of tangible book value, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Company will purchase any shares under the program. The Company repurchased 6,600 shares of the Company’s common stock at an aggregate cost of $150,000 under this plan during 2021. During the first quarter of 2022, approximately 111,000 shares were repurchased by the Company under this plan.

Year-end book value per share was $23.06 in 2021 and $22.42 in 2020. The common stock of the Company has not been extensively traded. The stock is quoted on the NASDAQ Capital Market under the symbol “OPOF.” There were 1,568 stockholders of record of the Company as of March 15, 2022. This stockholder count does not include stockholders who hold their stock in a nominee registration.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

Index
The Company’s major source of liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of December 31, 2021, the Company had $391.3 million in FHLB borrowing availability. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. As of year-end 2021 and 2020, the Company had $115.0 million and $100.0 million available in federal funds lines of credit to address any short-term borrowing needs, respectively.

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

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2021 and December 31, 2020. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

TABLE 13: LIQUIDITY SOURCES AND USES

	December 31,
	2021			2020
(dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$115,000	$-	$115,000	$100,000	$-	$100,000
Federal Home Loan Bank advances	391,287	-	391,287	374,743	-	374,743
Federal funds sold & balances at the Federal Reserve			159,346			93,727
Securities, available for sale and unpledged at fair value			172,562			112,229
Total short-term funding sources			$838,195			$680,699

Uses: (1)
Unfunded loan commitments and lending lines of credit			69,215			71,742
Letters of credit			1,085			1,452
Total potential short-term funding uses			70,300			73,194
Liquidity coverage ratio			1192.3%			930.0%

(1) Represents partial draw levels based on loan segment.

The fair value of unpledged available-for-sale securities increased from December 31, 2020 to December 31, 2021 primarily due to an increase in the securities portfolio.

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

The Company’s operating activities provided $23.2 million of cash during the year ended December 31, 2021, compared to $8.6 million used during 2020.  The Company’s investing activities used $60.7 million of cash during 2021, compared to $122.2 million of cash used during 2020. The Company’s financing activities provided $105.0 million of cash during 2021 compared to $161.4 million of cash provided during 2020.

In the ordinary course of business, the Company has entered into contractual obligations and has made other commitments to make future payments. For further information concerning the Company’s expected timing of such payments as of December 31, 2021, refer to Note 7, Leases, Note 10, Borrowings, and Note 15, Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this report on Form 10-K.

Off-Balance Sheet Arrangements
To meet the financing needs of customers, the Company is a party, in the normal course of business, to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, commitments to sell loans and standby letters of credit. These instruments involve elements of credit and interest rate risk in addition to the amount on the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of these instruments. The same credit policies are used in making these commitments and conditional obligations as used for on-balance-sheet instruments. Collateral is obtained based on the credit assessment of the customer in each circumstance.

Index
Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments at the Bank was $167.1 million at December 31, 2021, and $151.6 million at December 31, 2020.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $3.6 million at December 31, 2021 and $4.8 million at December 31, 2020.

Management believes that the Company has the liquidity and capital resources to handle these commitments in the normal course of business. See Note 15 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements affecting the Corporation are described in Item 8. “Financial Statements and Supplementary Data” under the heading “Note 1: Summary of Significant Accounting Policies-Recent Significant Accounting Pronouncements.”

Non-GAAP Financial Measures
In reporting the results of the year ended December 31, 2021, the Company has provided supplemental financial measures on a tax-equivalent or an adjusted basis. These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations and enhance comparability of results of operations with prior periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance.  A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is presented below.

Index
TABLE 14: Non-GAAP FINACIAL MEASURES

	Years Ended December 31,
(dollar in thousands, except per share data)	2021	2020
Fully Taxable Equivalent Net Interest Income
Net interest income (GAAP)	$38,794	$34,717
FTE adjustment	248	187
Net interest income (FTE) (non-GAAP)	$39,042	$34,904
Noninterest income (GAAP)	14,885	14,698
Total revenue (FTE) (non-GAAP)	$53,927	$49,602
Noninterest expense (GAAP)	43,149	42,505

Average earning assets	$1,197,028	$1,092,567
Net interest margin	3.24%	3.18%
Net interest margin (FTE) (non-GAAP)	3.26%	3.19%

Tangible Book Value Per Share
Total Stockholders Equity (GAAP)	$120,818	$117,145
Less goodwill	1,650	1,650
Less core deposit intangible	275	319
Tangible Stockholders Equity (non-GAAP)	$118,893	$115,176

Shares issued and outstanding	5,239,707	5,224,019

Book value per share	$23.06	$22.42
Tangible book value per share	$22.69	$22.05

ALLL as a Percentage of Loans Held for Investment
Loans held for investment (net of deferred fees and costs) (GAAP)	$843,526	$836,300
Less PPP originations	19,008	85,983
Loans held for investment, (net of deferred fees and costs), excluding PPP (non-GAAP)	$824,518	$750,317

ALLL	$9,865	$9,541

ALLL as a Percentage of Loans Held for Investment	1.17%	1.14%
ALLL as a Percentage of Loans Held for Investment, net of PPP originations	1.20%	1.27%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Old Point Financial Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Index
Allowance for Loan Losses – Loans Collectively Evaluated for Impairment – Qualitative Adjustment Factors

Description of the Matter
As described in Note 1 (Significant Accounting Policies) and Note 4 (Loans and Allowance for Loan Losses) to the financial statements, the Company’s allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged against earnings.  The Company’s allowance for loan losses has three basic components, an allocated component and two general components. At December 31, 2021, the allocated component amounted to $128,000 of the total allowance for loan losses of $9,865,000. The remaining $9,737,000 was comprised of two general components: (1) a historical loss component amounting to $1,846,000 and (2) a qualitative adjustment factor component amounting to $7,891,000. For loans that are not specifically identified for impairment, the general allowance uses historical loss experience along with various qualitative factors to develop adjusted loss factors for each loan segment.  The qualitative adjustment factors to the historical loss experience are established by applying an allocation to the loan segments identified by management based on their assessment of shared risk characteristics within groups of similar loans in addition to their historical loss experience calculated using a migration analysis. Qualitative adjustment factors are determined based on management’s continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio. Management evaluates qualitative factors, primarily considering national, regional and local economic trends and business conditions; concentrations of credit; trends in delinquencies, nonaccrual loans, and classified loans; trends in nature and volume of loans; trends in collateral values for collateral dependent loans, underwriting standards, and lending policies; experience of lending officers, management and other staff; changes in loan review systems; and other external competitive pressures, legal and regulatory factors.

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
•
Obtaining an understanding of controls over the evaluation of qualitative factors, including management's development and review of the data inputs used as the basis for the allocation factors and management's review and approval of the reasonableness of the assumptions used to develop the qualitative adjustments

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
Richmond, Virginia
March 31, 2022

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except share data)	2021	2020
Assets

Cash and due from banks	$13,424	$21,799
Interest-bearing due from banks	164,073	98,633
Federal funds sold	10,425	5
Cash and cash equivalents	187,922	120,437
Securities available-for-sale, at fair value	234,321	186,409
Restricted securities, at cost	1,034	1,367
Loans held for sale	3,287	14,413
Loans, net	833,661	826,759
Premises and equipment, net	32,134	33,613
Premises and equipment, held for sale	871	-
Bank-owned life insurance	28,168	28,386
Goodwill	1,650	1,650
Core deposit intangible, net	275	319
Other assets	14,832	12,838
Total assets	$1,338,155	$1,226,191

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$421,531	$360,602
Savings deposits	586,450	512,936
Time deposits	169,118	193,698
Total deposits	1,177,099	1,067,236
Overnight repurchase agreements	4,536	6,619
Federal Reserve Bank borrowings	480	28,550
Long term borrowings	29,407	1,350
Accrued expenses and other liabilities	5,815	5,291
Total liabilities	1,217,337	1,109,046

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,239,707 and 5,224,019 shares outstanding (includes 38,435 and 29,576 of nonvested restricted stock, respectively)	26,006	25,972
Additional paid-in capital	21,458	21,245
Retained earnings	71,679	65,859
Accumulated other comprehensive income, net	1,675	4,069
Total stockholders’ equity	120,818	117,145
Total liabilities and stockholders’ equity	$1,338,155	$1,226,191

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(dollars in thousands, except per share data)	2021	2020
Interest and Dividend Income:
Loans, including fees	$37,912	$36,012
Due from banks	230	267
Federal funds sold	3	12
Securities:
Taxable	3,284	3,068
Tax-exempt	753	516
Dividends and interest on all other securities	70	134
Total interest and dividend income	42,252	40,009

Interest Expense:
Checking and savings deposits	938	1,080
Time deposits	1,941	3,337
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	35	150
Long term borrowings	544	-
Federal Home Loan Bank advances	-	725
Total interest expense	3,458	5,292
Net interest income	38,794	34,717
Provision for loan losses	794	1,000
Net interest income after provision for loan losses	38,000	33,717

Noninterest Income:
Fiduciary and asset management fees	4,198	3,877
Service charges on deposit accounts	2,866	2,872
Other service charges, commissions and fees	4,169	4,028
Bank-owned life insurance income	1,014	839
Mortgage banking income	2,280	1,781
Gain on sale of available-for-sale securities, net	-	264
Gain on sale of fixed assets	-	818
Other operating income	358	219
Total noninterest income	14,885	14,698

Noninterest Expense:
Salaries and employee benefits	25,361	25,512
Occupancy and equipment	4,694	4,852
Data processing	4,557	3,478
Customer development	370	381
Professional services	2,521	2,196
Employee professional development	719	658
Other taxes	794	661
ATM and other losses	504	871
Loss on extinguishment of borrowings	-	490
(Gain) on other real estate owned	-	(62)
Loss on sale of loans	-	99
Other operating expenses	3,629	3,369
Total noninterest expense	43,149	42,505
Income before income taxes	9,736	5,910
Income tax expense	1,296	521
Net income	$8,440	$5,389

Basic Earnings per Share:
Weighted average shares outstanding	5,238,318	5,216,237
Net income per share of common stock	$1.61	$1.03

Diluted Earnings per Share:
Weighted average shares outstanding	5,238,352	5,216,441
Net income per share of common stock	$1.61	$1.03

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(dollars in thousands)	2021	2020

Net income	$8,440	$5,389
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	(2,394)	4,357
Reclassification for gain included in net income	-	(209)
Other comprehensive income (loss), net of tax	(2,394)	4,148
Comprehensive income	$6,046	$9,537

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
YEAR ENDED DECEMBER 31, 2021

Balance at December 31, 2020	5,194,443	$25,972	$21,245	$65,859	$4,069	$117,145
Net income	-	-	-	8,440	-	8,440
Other comprehensive loss, net of tax	-	-	-	-	(2,394)	(2,394)
Employee Stock Purchase Plan share issuance	4,908	24	79	-	-	103
Common stock purchased	(6,600)	(33)	(117)	-	-	(150)
Restricted stock vested	8,521	43	(43)	-	-	-
Stock-based compensation expense	-	-	294	-	-	294
Cash dividends ($0.50 per share)	-	-	-	(2,620)	-	(2,620)

Balance at end of period	5,201,272	$26,006	$21,458	$71,679	$1,675	$120,818

YEAR ENDED DECEMBER 31, 2020

Balance at December 31, 2019	5,180,105	$25,901	$20,959	$62,975	$(79)	$109,756
Net income	-	-	-	5,389	-	5,389
Other comprehensive income, net of tax	-	-	-	-	4,148	4,148
Employee Stock Purchase Plan share issuance	5,819	29	67	-	-	96
Restricted stock vested	8,519	42	(42)	-	-	-
Stock-based compensation expense	-	-	261	-	-	261
Cash dividends ($0.48 per share)	-	-	-	(2,505)	-	(2,505)

Balance at end of period	5,194,443	$25,972	$21,245	$65,859	$4,069	$117,145

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(unaudited dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,440	$5,389
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,091	2,145
Amortization of right of use lease asset	347	380
Accretion related to acquisition, net	(2)	(176)
Amortization of subordinated debt issuance costs	60	-
Provision for loan losses	794	1,000
Gain on sale of securities, net	-	(264)
Net amortization of securities	989	627
Decrease (increase) in loans held for sale, net	11,126	(13,823)
Net (gain) loss on disposal of premises and equipment	-	(818)
Net gain on write-down/sale of other real estate owned	-	(62)
Income from bank owned life insurance	(1,014)	(839)
Stock compensation expense	294	261
Deferred tax expense (benefit)	275	(634)
Decrease in other assets	(748)	(966)
Increase (decrease) in accrued expenses and other liabilities	524	(855)
Net cash provided by (used in) operating activities	23,176	(8,635)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(90,070)	(73,057)
Proceeds from redemption (purchase) of restricted securities, net	333	1,559
Proceeds from maturities and calls of available-for-sale securities	11,780	10,747
Proceeds from sales of available-for-sale securities	6,880	13,944
Paydowns on available-for-sale securities	19,479	12,559
Net increase in loans held for investment	(7,650)	(89,588)
Proceeds from sales of other real estate owned	-	316
Purchases of premises and equipment	(1,514)	(924)
Proceeds from sale of premises and equipment	31	2,203
Net cash used in investing activities	(60,731)	(122,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	60,929	98,044
Increase in savings deposits	73,514	113,916
Decrease in time deposits	(24,580)	(34,220)
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings, net	(3,433)	(5,433)
Increase in Federal Home Loan Bank advances	-	25,000
Repayment of Federal Home Loan Bank advances	-	(62,000)
Increase in Federal Reserve Bank borrowings	-	37,515
Repayment of Federal Reserve Bank borrowings	(28,070)	(8,965)
Increase in long term borrowings	29,347	96
Proceeds from ESPP issuance	103	-
Repurchase of common stock	(150)	-
Cash dividends paid on common stock	(2,620)	(2,505)
Net cash provided by financing activities	105,040	161,448

Net increase in cash and cash equivalents	67,485	30,572
Cash and cash equivalents at beginning of period	120,437	89,865
Cash and cash equivalents at end of period	$187,922	$120,437

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,149	$5,528

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized (loss) gain on securities available-for-sale	$(3,030)	$5,250
Loans transferred to other real estate owned	$-	$254
Former bank property transferred from fixed assets to held for sale assets	$902	$-
Right of use lease asset and liability	$-	$1,312
Receivable for BOLI death benefit	$1,232	$-

See Notes to Consolidated Financial Statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1, Significant Accounting Policies

THE COMPANY
Headquartered in Hampton, Virginia, Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of December 31, 2021, the Bank had 16 branch offices. During the first quarter of 2022, two planned branch closures were completed.The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

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

The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Company. Estimates for the allowance for loan losses at December 31, 2021 include probable and estimable losses related to the pandemic. While there have been signals of economic recovery and a resumption of many types of business activity, there remains significant uncertainty in the probable and estimable measurement of these losses. If there are further challenges to the economic recovery, then additional provision for loan losses may be required in future periods. It is unknown how long these conditions will last and what the ultimate financial impact will be to the Company. Depending on the severity and duration of the economic consequences of the pandemic, the Company’s goodwill may become impaired.

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

At December 31, 2021 and 2020, there were $460.1 million and $383.4 million, or 54.5% and 45.8%, respectively, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Refer to Note 4 for further detail.

CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and balances due from banks and federal funds sold, all of which mature within 90 days. The Bank is typically required to maintain cash reserve balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2021, there was no minimum reserve requirement as a result of a rule adopted by the FRB in March 2020 eliminating the reserve requirement.

INTEREST-BEARING DEPOSITS IN BANKS
Interest-bearing deposits in banks mature within one year and are carried at cost.

SECURITIES
Certain debt securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, excluding equity securities with readily determinable fair values which are recorded at fair value through the income statement, are classified as available-for-sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. The Company has no trading securities.

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

LOANS HELD FOR SALE
The Company records loans held for sale using the lower of cost or fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Any changes in the application of lower of cost or market accounting of loans held for sale is recorded as a component of “Mortgage banking income” within the Company’s Consolidated Statements of Income.

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

PAYCHECK PROTECTION PROGRAM
Beginning in April 2020, the Company originated loans under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA). PPP loans are fully guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA. As repayment of the PPP loans is guaranteed by the SBA, the Company does not recognize a reserve for PPP loans in its allowance for loan losses. The Company received fees from the SBA of one percent to five percent of the principal amount of each loan originated under the PPP. Fees received from the SBA are recognized net of direct origination costs in interest income over the life of the related loans. Recognition of fees related to PPP loans is dependent upon the timing of ultimate repayment or forgiveness. Aggregate fees from the SBA of $4.6 million, net of direct costs, will be recognized in interest income over the life of the loans, of which $630 thousand remains unrecognized as of December 31, 2021. In 2021 and 2020, the Company recognized $3.2 million and $813 thousand in net loan fees related to PPP loans in interest income on loans in the Consolidated Statement of Income, respectively.

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

Index
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

Each segment of the portfolio is pooled by risk grade or by days past due. Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At December 31, 2021 and 2020 management used eight twelve-quarter migration periods.

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

PCI loans reflect credit quality deterioration since origination, as it is probable at acquisition that the Company will not be able to collect all contractually required payments. These PCI loans are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. The PCI loans are segregated into pools based on loan type and credit risk. Loan type is determined based on collateral type, purpose, and lien position. Credit risk characteristics include risk rating groups, nonaccrual status, and past due status. For valuation purposes, these pools are further disaggregated by maturity, pricing characteristics, and re-payment structure. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference and is not recorded. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

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

OTHER REAL ESTATE OWNED (OREO)
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance (direct write-downs) are included in gain on other real estate owned on the Consolidated Statements of Income.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of both positive and negative evidence available, it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense. No uncertain tax positions were recorded in 2021 or 2020.

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

ADVERTISING EXPENSES
Advertising expenses are expensed as incurred. Advertising expense for the years ended 2021 and 2020 was $217 thousand and $230 thousand, respectively.

COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income, net of tax. Other comprehensive income, net of tax includes unrealized gains and losses on securities available-for-sale which is also recognized a separate component of equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU No. 2016-13 as codified in Topic 326, including ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11, ASU No. 2020-02, and ASU No. 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. The new standard will be effective for the Company beginning on January 1, 2023.

Index
The amendments of ASC 326, upon adoption, will be applied on a modified retrospective basis, with the cumulative effect of adopting the new standard being recorded as an adjustment to opening retained earnings in the period of adoption. The Company has established a committee to oversee the adoption of ASC 326. The Company has engaged a vendor to assist in modeling expected lifetime losses under ASC 326, gathered historical loan loss data for purposes of evaluating appropriate portfolio segmentation and modeling methods under the standard, performed procedures to validate the historical loan loss data to ensure its suitability and reliability for purposes of developing an estimate of expected credit losses under ASC 326, and is continuing to develop and refine an approach to estimating the allowance for credit losses. The adoption of ASC 326 will result in significant changes to the Company’s consolidated financial statements, which may include changes in the level of the allowance for credit losses that will be considered adequate, a reduction in total equity and regulatory capital of the Bank, differences in the timing of recognizing changes to the allowance for credit losses and expanded disclosures about the allowance for credit losses. The Company has not yet determined an estimate of the effect of these changes. The adoption of the standard will also result in significant changes in the Company’s internal control over financial reporting related to the allowance for credit losses.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 2, Restrictions on Cash and Amounts Due from Banks

The Company is subject to reserve balance requirements determined by applying the reserve ratios specified in the FRB’s Regulation D. At December 31, 2021 and 2020, the Company had no balance requirements on any of its accounts. The Company had approximately $3.9 million and $9.8 million in deposits in financial institutions in excess of amounts insured by the FDIC at December 31, 2021 and December 31, 2020, respectively.

NOTE 3, Securities Portfolio

The amortized cost and fair value, with gross unrealized gains and losses, of securities available-for-sale were:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$15,052	$-	$(148)	$14,904
Obligations of U.S. Government agencies	38,651	75	(168)	38,558
Obligations of state and political subdivisions	64,132	1,948	(277)	65,803
Mortgage-backed securities	88,511	1,348	(801)	89,058
Money market investments	2,413	-	-	2,413
Corporate bonds and other securities	23,441	261	(117)	23,585
	$232,200	$3,632	$(1,511)	$234,321

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$6,980	$63	$-	$7,043
Obligations of U.S. Government agencies	36,858	35	(197)	36,696
Obligations of state and political subdivisions	43,517	2,478	-	45,995
Mortgage-backed securities	70,866	2,759	(124)	73,501
Money market investments	4,743	-	-	4,743
Corporate bonds and other securities	18,295	158	(22)	18,431
	$181,259	$5,493	$(343)	$186,409

Securities with a fair value of $59.3 million and $69.4 million at December 31, 2021 and 2020, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law.

Index
At December 31, 2021, the Company held no securities of any single issuer (excluding U.S. Government agencies) with a book value that exceeded 10 percent of stockholders’ equity.

The amortized cost and fair value of securities by contractual maturity are shown below.

	December 31, 2021
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$200	$195
Due after one year through five years	13,045	13,341
Due after five through ten years	69,739	70,559
Due after ten years	146,803	147,813
Other securities, restricted	2,413	2,413
	$232,200	$234,321

The following table provides information about securities sold in the years ended December 31:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Securities Available-for-sale
Realized gains on sales of securities	$-	$265
Realized losses on sales of securities	-	(1)
Net realized gain	$-	$264

OTHER-THAN-TEMPORARILY IMPAIRED SECURITIES
Management assesses whether the Company intends to sell or it is more-likely-than-not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the Company separates the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of expected future cash flows is due to factors that are not credit related and is recognized in accumulated other comprehensive income on the consolidated balance sheets.

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

The Company did not record impairment charges through income on securities for the years ended December 31, 2021 and 2020.

Index
The following tables show the number of securities with unrealized losses, the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	$148	$14,904	$-	$-	$148	$14,904
Obligations of U.S. Government agencies	131	19,181	37	5,042	168	24,223
Obligations of state and political subdivisions	277	20,673	-	-	277	20,673
Mortgage-backed securities	608	35,882	193	6,450	801	42,332
Corporate bonds and other securities	117	9,833	-	-	117	9,833
Total securities available-for-sale	$1,281	$100,473	$230	$11,492	$1,511	$111,965

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Obligations of U.S. Government agencies	$8	$2,810	$189	$17,191	$197	$20,001
Mortgage-backed securities	118	14,291	6	1,285	124	15,576
Corporate bonds and other securities	22	5,977	-	-	22	5,977
Total securities available-for-sale	$148	$23,078	$195	$18,476	$343	$41,554

Certain investments within the Company’s portfolio had unrealized losses at December 31, 2021 and December 31, 2020, as shown in the tables above. The unrealized losses were primarily driven by changes in market interest rates. The Company purchases only highly-rated securities, including U.S. government agencies and mortgage-backed securities guaranteed by government-sponsored entities. The municipal and corporate securities portfolios are reviewed regularly to ensure that ratings of individual securities have not deteriorated below the threshold established by the Company’s policy.

Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2021 or December 31, 2020.

As of December 31, 2021, there were 9 individual available-for-sale securities with a total fair value of $11.5 million that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $230 thousand and consisted of government agency obligations and mortgage-backed securities. As of December 31, 2020, there were 12 individual available-for-sale securities with a fair value totaling $18.5 million that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $195 thousand and consisted of government agency obligations and mortgage-backed securities. The Company has determined that these securities are temporarily impaired at December 31, 2021 and 2020 for the reasons set out below:

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

NOTE 4. Loans and Allowance for Loan Losses

The following is a summary of the balances in each class of the Company’s loan portfolio as of the dates indicated:

(dollars in thousands)	December 31, 2021	December 31, 2020
Mortgage loans on real estate:
Residential 1-4 family	$130,776	$122,800
Commercial - owner occupied	198,413	153,955
Commercial - non-owner occupied	184,190	162,896
Multifamily	19,050	22,812
Construction	58,440	43,732
Second mortgages	7,877	11,178
Equity lines of credit	48,665	50,746
Total mortgage loans on real estate	647,411	568,119
Commercial and industrial loans	68,690	141,746
Consumer automobile loans	85,023	80,390
Other consumer loans	33,418	37,978
Other (1)	8,984	8,067
Total loans, net of deferred fees	843,526	836,300
Less: Allowance for loan losses	9,865	9,541
Loans, net of allowance and deferred fees (2)	$833,661	$826,759

(1)
Overdrawn accounts are reclassified as loans and included in the Other catergory in the table above. Overdrawn deposit accounts, excluding internal use accounts, totaled $304 thousand and $271 thousand at December 31, 2021 and 2020, respectively.

(2)	Net deferred loan costs totaled $1.3 million and $2.1 million at December 31, 2021 and 2020, respectively.

ACQUIRED LOANS
The outstanding principal balance and the carrying amount of total acquired loans included in the consolidated balance sheets are as follows:

(dollars in thousands)	December 31, 2021	December 31, 2020
Outstanding principal balance	$5,087	$8,671
Carrying amount	5,087	8,602

The Company did not have any outstanding principal balance or related carrying amount of purchased credit-impaired loans as of December 31, 2021 and 2020, respectively. The following table presents changes in the accretable yield on purchased credit impaired loans, for which the Company applies FASB ASC 310-30:

(dollars in thousands)	December 31, 2021	December 31, 2020
Balance at January 1	$-	$72
Accretion	-	(156)
Other changes, net	-	84
Balance at end of period	$-	$-

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

•	Loss: Loans have been identified for charge-off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following tables present credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of December 31, 2021
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$130,584	$-	$192	$-	$130,776
Commercial - owner occupied	195,512	788	2,113	-	198,413
Commercial - non-owner occupied	183,093	434	663	-	184,190
Multifamily	19,050	-	-	-	19,050
Construction	57,224	218	998	-	58,440
Second mortgages	7,877	-	-	-	7,877
Equity lines of credit	48,665	-	-	-	48,665
Total mortgage loans on real estate	$642,005	$1,440	$3,966	$-	$647,411
Commercial and industrial loans	68,261	-	429	-	68,690
Consumer automobile loans	85,002	-	21	-	85,023
Other consumer loans	33,418	-	-	-	33,418
Other	8,984	-	-	-	8,984
Total	$837,670	$1,440	$4,416	$-	$843,526

Credit Quality Information
As of December 31, 2020
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$122,621	$-	$179	$-	$122,800
Commercial - owner occupied	148,738	2,462	2,755	-	153,955
Commercial - non-owner occupied	162,148	748	-	-	162,896
Multifamily	22,812	-	-	-	22,812
Construction	42,734	998	-	-	43,732
Second mortgages	11,178	-	-	-	11,178
Equity lines of credit	50,746	-	-	-	50,746
Total mortgage loans on real estate	$560,977	$4,208	$2,934	$-	$568,119
Commercial and industrial loans	141,391	355	-	-	141,746
Consumer automobile loans	79,997	-	393	-	80,390
Other consumer loans	37,978	-	-	-	37,978
Other	8,067	-	-	-	8,067
Total	$828,410	$4,563	$3,327	$-	$836,300

As of December 31, 2021 and 2020 the Company did not have any loans internally classified as Loss or Doubtful.

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

Index
Age Analysis of Past Due Loans as of December 31, 2021
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$120	$-	$-	$191	$130,465	$130,776
Commercial - owner occupied	-	-	-	-	198,413	198,413
Commercial - non-owner occupied	-	-	-	113	184,077	184,190
Multifamily	-	-	-	-	19,050	19,050
Construction	-	-	-	-	58,440	58,440
Second mortgages	24	-	-	-	7,853	7,877
Equity lines of credit	51	-	-	-	48,614	48,665
Total mortgage loans on real estate	$195	$-	$-	$304	$646,912	$647,411
Commercial and industrial loans	37	-	169	174	68,310	68,690
Consumer automobile loans	814	118	296	-	83,795	85,023
Other consumer loans	1,284	439	550	-	31,145	33,418
Other	31	3	10	-	8,940	8,984
Total	$2,361	$560	$1,025	$478	$839,102	$843,526

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccural column and not also in its respective past due column.

In the table above, the past due totals include small business and student loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $1.4 million at December 31, 2021.

Age Analysis of Past Due Loans as of December 31, 2020
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$478	$164	$-	$311	$121,847	$122,800
Commercial - owner occupied	-	-	-	903	153,052	153,955
Commercial - non-owner occupied	-	-	-	-	162,896	162,896
Multifamily	-	-	-	-	22,812	22,812
Construction	-	88	-	-	43,644	43,732
Second mortgages	41	-	-	-	11,137	11,178
Equity lines of credit	-	-	-	-	50,746	50,746
Total mortgage loans on real estate	$519	$252	$-	$1,214	$566,134	$568,119
Commercial and industrial loans	753	-	-	-	140,993	141,746
Consumer automobile loans	1,159	190	196	-	78,845	80,390
Other consumer loans	1,120	555	548	-	35,755	37,978
Other	24	3	-	-	8,040	8,067
Total	$3,575	$1,000	$744	$1,214	$829,767	$836,300

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccural column and not also in its respective past due column.

Index
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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

(dollars in thousands)	December 31, 2021	December 31, 2020
Mortgage loans on real estate:
Residential 1-4 family	$191	$311
Commercial - owner occupied	-	903
Commercial - non-owner occupied	113	-
Total mortgage loans on real estate	304	1,214
Commercial and industrial loans	174	-
Consumer loans	-	-
Total	$478	$1,214

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Years Ended December 31,
(dollars in thousand)	2021	2020
Interest income that would have been recorded under original loan terms	$11	$45
Actual interest income recorded for the period	2	34
Reduction in interest income on nonaccrual loans	$9	$11

TROUBLED DEBT RESTRUCTURINGS
The Company’s loan portfolio may include certain loans classified as TDRs, where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company defines a TDR as nonperforming if the TDR is in nonaccrual status or is 90 days or more past due and still accruing interest at the report date. When the Company modifies a loan, management evaluates any possible impairment as discussed further below under Impaired Loans.

There were no new TDRs in 2021. There were three TDRs in 2020; however as of December 31, 2020, two were sold and the remaining credit was determined to no longer be classified as a TDR because the borrower was not in financial distress.

Index
At December 31, 2021 and 2020, the Company had no outstanding commitments to disburse additional funds on any TDR. There were no loans secured by residential 1 - 4 family real estate that were in the process of foreclosure at December 31, 2021 and 2020, respectively.

In the years ended December 31, 2021 and 2020 there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

All TDRs are factored into the determination of the allowance for loan losses and included in the impaired loan analysis, as discussed below.

The Company made loan modifications under the CARES Act, enacted on March 27, 2020, and subsequently amended by the Consolidated Appropriations Act 2021, which provided that certain loan modifications that were (1) related to COVID-19 and (2) for loans that were not more than 30 days past due as of December 31, 2019 are not required to be designated as TDRs. At December 31, 2021, the Company had no loan modifications under the CARES Act compared to $7.4 million as of December 31, 2020.

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

					For the Year Ended
	As of December 31, 2021				December 31, 2021
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$353	$25	$300	$30	$328	$7
Commercial	610	178	413	8	601	1
Construction	80	79	-	-	80	4
Second mortgages	127	-	125	3	126	5
Total mortgage loans on real estate	1,170	282	838	41	1,135	17
Commercial and industrial loans	188	-	174	87	181	17
Other consumer loans	9	7	-	-	8	-
Total	$1,367	$289	$1,012	$128	$1,324	$34

Index
					For the Year Ended
	As of December 31, 2020				December 31, 2020
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$474	$366	$87	$1	$458	$10
Commercial	3,490	1,306	121	1	2,559	46
Construction	83	-	83	-	84	5
Second mortgages	133	-	133	9	134	5
Total mortgage loans on real estate	4,180	1,672	424	11	3,235	66
Commercial and industrial loans	6	6	-	-	7	-
Other consumer loans	14	14	-	-	15	1
Total	$4,200	$1,692	$424	$11	$3,257	$67

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

Given the timing of the outbreak in the United States of the COVID-19 pandemic combined with government stimulus actions for both individuals and small businesses, management does not believe that the Company’s performance in relation to credit quality during 2021 and 2020 was significantly impacted. The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular. It is impossible for the Company to accurately predict the impact that the pandemic will have on the Company’s primary market and the overall extent to which it will affect the Company’s financial condition and results of operations. Based on capital levels, stress testing indications, prudent underwriting policies, watch credit processes, and loan concentration diversification, the Company currently expects to be able to manage the economic risks and uncertainties associated with the pandemic which may include additional increases in the provision for loan losses.

Index
ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
For the Year ended December 31, 2021

(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541
Charge-offs	(27)	-	(14)	-	(800)	(278)	-	(1,119)
Recoveries	41	-	76	44	390	98	-	649
Provision for loan losses	19	120	(232)	309	470	241	(133)	794
Ending Balance	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865

Individually evaluated for impairment	$87	$-	$33	$8	$-	$-	$-	$128
Collectively evaluated for impairment	596	459	2,357	4,779	1,362	184	-	9,737

Ending Balance	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865

Loans Balances:
Individually evaluated for impairment	174	79	450	591	7	-	-	1,301
Collectively evaluated for impairment	68,516	58,361	205,918	382,012	118,434	8,984	-	842,225
Ending Balance	$68,690	$58,440	$206,368	$382,603	$118,441	$8,984	$-	$843,526

For the Year ended December 31, 2020

(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$1,244	$258	$2,505	$3,663	$1,694	$296	$-	$9,660
Charge-offs	(25)	-	(149)	(654)	(822)	(355)	-	(2,005)
Recoveries	47	10	69	317	377	66	-	886
Provision for loan losses	(616)	71	135	1,108	53	116	133	1,000
Ending Balance	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541

Individually evaluated for impairment	$-	$-	$10	$1	$-	$-	$-	$11
Collectively evaluated for impairment	650	339	2,550	4,433	1,302	123	133	9,530

Ending Balance	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541

Loans Balances:
Individually evaluated for impairment	6	83	586	1,427	14	-	-	2,116
Collectively evaluated for impairment	141,740	43,649	206,950	315,424	118,354	8,067	-	834,184
Ending Balance	$141,746	$43,732	$207,536	$316,851	$118,368	$8,067	$-	$836,300

(1)	The real estate – mortgage segment included residential 1-4 family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.
NOTE 5, Other Real Estate Owned (OREO)

The Company holds certain parcels of real estate due to completed foreclosure proceedings on defaulted loans. An analysis of the balance in OREO is as follows:

	Years Ended December 31,
(dollars in thousands)	2021	2020
Balance at beginning of year	$-	$-
Transfers to OREO due to foreclosure	-	254
Properties sold	-	(254)
Balance at end of year	$-	$-

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

Index
Expenses applicable to OREO include the following:

	Years Ended December 31,
(dollars in thousands)	2021	2020
Net gain on sales of real estate	$-	$62
Operating expenses, net of income (1)	-	(20)
Total Income	$-	$42

(1) Included in other operating income and other operating expense on the Consolidated Statements of Income.

NOTE 6, Premises and Equipment

Premises and equipment consisted of the following at December 31:

	Years Ended December 31,
(dollars in thousands)	2021	2020
Land	$7,270	$7,709
Buildings	36,418	37,530
Construction in process	279	239
Leashold improvements	867	867
Furniture, fixtures and equipment	21,991	21,235
	66,825	67,580
Less accumulated depreciation and amortization	34,691	33,967
Balance at end of year	$32,134	$33,613

Depreciation expense was $2.1 million for each of the years ended December 31, 2021 and 2020.

NOTE 7. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the optional transition method provided by ASU 2018-11 and did not adjust prior periods for ASC 842.  The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the consolidated balance sheets. The Company did not execute or extend any leases during 2021.

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

The following tables present information about the Company’s leases:

(dollars in thousands)	December 31, 2021
Lease liabilities	$1,041
Right-of-use assets	$1,017
Weighted average remaining lease term	3.64 years
Weighted average discount rate	1.73%

	Years Ended December 31,
Lease cost (in thousands)	2021	2020
Operating lease cost	$347	$380
Total lease cost	$347	$380

Cash paid for amounts included in the measurement of lease liabilities	$351	$377

Index
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of December 31, 2021
Twelve months ending December 31, 2022	$339
Twelve months ending December 31, 2023	248
Twelve months ending December 31, 2024	240
Twelve months ending December 31, 2025	193
Thereafter	70
Total undiscounted cash flows	$1,090
Discount	(49)
Lease liabilities	$1,041

The aggregate rental expense of premises and equipment was $470 thousand and $415 thousand for years ended December 31, 2021 and 2020, respectively.

NOTE 8, Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both December 31, 2021 and December 31, 2020. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $1.9 million and $2.3 million at December 31, 2021 and December 31, 2020, respectively. The expected terms of these investments and the related tax benefits run through 2033. There were no additional committed capital calls as of December 31, 2021 compared to $18 thousand at December 31, 2020. Additional committed capital calls are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheets. During the years ended December 31, 2021 and 2020, the Company recognized amortization expense of $410 thousand and $688 thousand, respectively, which was included within noninterest expense on the Consolidated Statements of Income.

The table below summarizes the tax credits and other tax benefits recognized by the Company and related to these investments, as of the periods indicated:

	Years Ended
	December 31,
	2021	2020
Tax credits and other benefits
Amortization of operating losses	$410	$688
Tax benefit of operating losses*	86	144
Tax credits	361	419
Total tax benefits	$447	$563

* Computed using a 21% tax rate.

Index
NOTE 9, Deposits

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2021 and 2020 was $39.9 million and $45.4 million, respectively. As of December 31, 2021, no single customer relationship exceeded 5 percent of total deposits.

At December 31, 2021 the scheduled maturities of time deposits (in thousands) are as follows:

(dollars in thousands)
2022	$99,749
2023	39,040
2024	15,095
2025	7,680
2026	7,554
Balance at end of year	$169,118

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

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At December 31, 2021 and 2020 the remaining credit available from these lines totaled $115.0 million and $100.0 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $391.3 million and $374.7 million as of December 31, 2021 and December 31, 2020, respectively.

The following table presents total short-term borrowings as of the dates indicated (dollars in thousands):

(dollar in thousands)	December 31, 2021	December 31, 2020
Overnight repurchase agreements	$4,536	$6,619
Total short-term borrowings	$4,536	$6,619

Maximum month-end outstanding balance	$12,239	$9,080
Average outstanding balance during the period	$7,293	$21,092
Average interest rate (year-to-date)	0.10%	0.19%
Average interest rate at end of period	0.10%	0.10%

Long-Term Borrowings

At December 31, 2021 and 2020, the Company had $480 thousand and $28.6 million, respectively, outstanding in long-term FRB borrowings under PPPLF which all mature in April, 2022 and carry an interest rate of 0.35%.

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

On July 14, 2021, the Company completed the issuance of $29.4 million, net of issuance costs, or $30.0 million in aggregate principal amount of subordinated notes (the Notes) due in 2031 in a private placement transaction.  The Notes bear interest at a fixed rate of 3.5% for five years and at the three-month SOFR plus 286 basis points, resetting quarterly, thereafter.

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

Index
The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of December 31, 2021, only restricted stock had been granted under the Incentive Stock Plan.

Restricted stock activity for the year ended December 31, 2021 is summarized below.

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, January 1, 2021	29,576	$18.46
Issued	18,048	22.35
Vested	(8,521)	17.50
Forfeited	(668)	18.89
Nonvested, December 31, 2021	38,435	$20.49

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.51 years.

The fair value of restricted stock granted during the year ended December 31, 2021 and 2020 was $403 thousand and $298 thousand, respectively.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $351 thousand as of December 31, 2021 and $254 thousand as of December 31, 2020.

Stock-based compensation expense was $294 thousand and $261 thousand for the years ended December 31, 2021 and 2020, respectively.

Under the Company’s Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and for 2021 and 2020 was set at 5%.

Total stock purchases under the ESPP amounted to 4,908 shares during 2021 and 5,819 shares during 2020. At December 31, 2021, the Company had 227,543 remaining shares reserved for issuance under the ESPP.

NOTE 12, Stockholders’ Equity and Earnings per Common Share

STOCKHOLDERS’ EQUITY—ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

(dollars in thousands)	Years Ended December 31,		Affected Line Item on
	2021	2020	Consolidated Statement of Income
Available-for-sale securities
Realized gains on sales of securities	$-	$264	Gain on sale of available-for-sale securities, net
Tax effect	-	55	Income tax expense
	$-	$209

Index
The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income
Year Ended December 31, 2021
Balance at beginning of period	$4,069	$4,069
Net other comprehensive loss	(2,394)	(2,394)
Balance at end of period	$1,675	$1,675

Year Ended December 31, 2020
Balance at beginning of period	$(79)	$(79)
Net other comprehensive income	4,148	4,148
Balance at end of period	$4,069	$4,069

The following table presents the change in each component of accumulated other comprehensive income, net of tax on a pre-tax and after-tax basis for the periods indicated.

	Years Ended December 31, 2021
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(3,030)	$(636)	$(2,394)

Total change in accumulated other comprehensive income, net	$(3,030)	$(636)	$(2,394)

	Years Ended December 31, 2020
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$5,514	$1,157	$4,357
Reclassification adjustment for gains recognized in income	(264)	(55)	(209)

Total change in accumulated other comprehensive income, net	$5,250	$1,102	$4,148

EARNINGS PER COMMON SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to the ESPP.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the years ended December 31, 2021 and 2020:

(dollars in thousands except per share data)	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Year Ended December 31, 2021
Net income, basic	$8,440	5,238	$1.61
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$8,440	5,238	$1.61

Year Ended December 31, 2020
Net income, basic	$5,389	5,216	$1.03
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$5,389	5,216	$1.03

The Company had no antidilutive shares in 2021 or 2020. Non-vested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

Index
NOTE 13, Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal stockholders, executive officers and directors and their affiliates. These loans were made on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Company’s board of directors, do not involve more than normal risk or present other unfavorable features. None of the principal stockholders, executive officers or directors had direct or indirect loans exceeding 10 percent of stockholders’ equity at December 31, 2021.

Annual activity consisted of the following:

(dollars in thousands)	2021	2020
Balance, beginning of year	$4,220	$3,910
Additions	1,822	3,531
Reductions	(4,153)	(3,221)
Balance, end of year	$1,889	$4,220

Deposits from related parties held by the Company at December 31, 2021 and 2020 amounted to $19.8 million and $17.2 million, respectively.

NOTE 14, Income Taxes

The components of income tax expense for the current and prior year-ends are as follows:

(dollars in thousands)	2021	2020
Current income tax expense	$1,021	$1,155
Deferred income tax expense (benefit)	275	(634)
Reported income tax expense	$1,296	$521

A reconciliation of the expected federal income tax expense on income before income taxes with the reported income tax expense for the same periods follows:

	Years Ended December 31,
(dollars in thousands)	2021	2020
Expected tax expense	$2,045	$1,241
Interest expense on tax-exempt assets	3	5
Low-income housing tax credit	(361)	(413)
Tax-exempt interest, net	(195)	(147)
Bank-owned life insurance	(213)	(176)
Other, net	17	11
Reported tax expense	$1,296	$521

The effective tax rates for 2021 and 2020 were 13.3% and 8.8%, respectively.

Index
The components of the net deferred tax asset, included in other assets, are as follows:

(dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$2,072	$2,017
Nonaccrual loans	10	9
Acquisition accounting	5	14
Net operating losses	609	643
Investments in pass-through entities	267	224
Bank owned life insurance benefit	72	68
Securities available-for-sale	-	-
Stock awards	116	97
Deferred compensation	314	397
Deferred loan fees and costs	270	443
Other	66	55
	$3,801	$3,967
Deferred tax liabilities:
Premises and equipment	$481	$363
Acquisition accounting	58	67
Deferred loan fees and costs	-	-
Securities available-for-sale	445	1,081
	984	1,511
Net deferred tax assets	$2,817	$2,456

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2018.

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

The following financial instruments whose contract amounts represent credit risk were outstanding at:

	December 31,
(dollars in thousands)	2021	2020
Commitments to extend credit:
Home equity lines of credit	$71,751	$66,999
Commercial real estate, construction and development loans committed but not funded	42,683	20,258
Other lines of credit (principally commercial)	52,695	64,329
Total	$167,129	$151,586

Letters of credit	$3,617	$4,841

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

Index
Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are not collateralized and usually do not contain a specified maturity date, and ultimately may or may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year, with the exception of four letters of credit which expire in 2023, all of which are secured by real estate. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various collateral supporting those commitments for which collateral is deemed necessary.

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

The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at December 31, 2021 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(dollars in thousands)	Balance
Assets:
Available-for-sale securities
U.S. Treasury securities	$14,904	$-	$14,904	$-
Obligations of U.S. Government agencies	38,558	-	38,558	-
Obligations of state and political subdivisions	65,803	-	65,803	-
Mortgage-backed securities	89,058	-	89,058	-
Money market investments	2,413	-	2,413	-
Corporate bonds and other securities	23,585	-	23,585	-
Total available-for-sale securities	234,321	-	234,321	-
Derivatives
Interest rate lock	43	-	43	-
Interest rate swap on loans	181	-	181	-
Total assets	$234,545	$-	$234,545	$-

Liabilities:
Derivatives
Interest rate swap on loans	181	-	181	-
Total liabilities	$181	$-	$181	$-

		Fair Value Measurements at December 31, 2020 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(dollars in thousands)	Balance
Available-for-sale securities
U.S. Treasury securities	$7,043	$-	$7,043	$-
Obligations of U.S. Government agencies	36,696	-	36,696	-
Obligations of state and political subdivisions	45,995	-	45,995	-
Mortgage-backed securities	73,501	-	73,501	-
Money market investments	4,743	-	4,743	-
Corporate bonds and other securities	18,431	-	18,431	-
Total available-for-sale securities	$186,409	$-	$186,409	$-

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

		Carrying Value at December 31, 2021
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Commercial loans	$87	$-	$-	$87
Total	$87	$-	$-	$87

Loans
Loans held for sale	$3,287	$-	$3,287	$-

		Carrying Value at December 31, 2020
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans
Loans held for sale	$14,413	$-	$14,413	$-

The Company did not have any Level 3 Fair Value Measurements at December 31, 2020.  The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2021:

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Commercial loans	$87	Market comparables	Selling costs	0.00% - 8.00% (7.00%)

FASB ASC 825, “Financial Instruments,” requires disclosure about fair value of financial instruments and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company’s assets.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2021 and December 31, 2020. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values for December 31, 2021 and 2020 are estimated under the exit price notion in accordance with ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

Index
The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of the dates indicated are as follows:
		Fair Value Measurements at December 31, 2021 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$187,922	$187,922	$-	$-
Securities available-for-sale	234,321	-	234,321	-
Restricted securities	1,034	-	1,034	-
Loans held for sale	3,287	-	3,287	-
Loans, net of allowances for loan losses	833,661	-	-	834,693
Derivatives
Interest rate lock	43	-	43	-
Interest rate swap on loans	181	-	181	-
Bank owned life insurance	28,168	-	28,168	-
Accrued interest receivable	3,339	-	3,339	-

Liabilities
Deposits	$1,177,099	$-	$1,179,631	$-
Overnight repurchase agreements	4,536	-	4,536	-
Federal Reserve Bank borrowings	480	-	480	-
Long term borrowings	29,407	-	29,657	-
Derivatives
Interest rate swap on loans	181	-	181	-
Accrued interest payable	693	-	693	-

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$120,437	$120,437	$-	$-
Securities available-for-sale	186,409	-	186,409	-
Restricted securities	1,367	-	1,367	-
Loans held for sale	14,413	-	14,413	-
Loans, net of allowances for loan losses	826,759	-	-	825,963
Bank owned life insurance	28,386	-	28,386	-
Accrued interest receivable	3,613	-	3,613	-

Liabilities
Deposits	$1,067,236	$-	$1,070,236	$-
Overnight repurchase agreements	6,619	-	6,619	-
Federal Reserve Bank borrowings	28,550	-	28,550	-
Other borrowings	1,350	-	1,350	-
Accrued interest payable	384	-	384	-

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, Tier 1, and common equity tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The terms Tier 1 and common equity tier 1 capital, risk-weighted assets and average assets, as used in this note, are as defined in the applicable regulations. Management believes, as of December 31, 2021 and 2020, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of December 31, 2021, the most recent notification from the Comptroller categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2021 and 2020 are presented in the table below.

	2021		2020
	Regulatory		Regulatory
	Minimums	December 31, 2021	Minimums	December 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	12.57%	4.500%	11.69%
Tier 1 Capital to Risk-Weighted Assets	6.000%	12.57%	6.000%	11.69%
Tier 1 Leverage to Average Assets	4.000%	9.09%	4.000%	8.56%
Total Capital to Risk-Weighted Assets	8.000%	13.61%	8.000%	12.77%
Capital Conservation Buffer	2.500%	5.61%	2.500%	4.77%
Risk-Weighted Assets (in thousands)		$952,218		$890,091

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank and Trust can distribute as dividends to the Company in 2022, without approval of the Comptroller, $8.3 million plus an additional amount equal to the Bank’s and Trust’s retained net profits for 2022 up to the date of any dividend declaration.

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

Index
Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the years ended December 31 follows:

	Year Ended December 31, 2021
(dollars in thousands)	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$42,226	$26	$9,643	$(9,643)	$42,252
Income from fiduciary activities	-	4,198	-	-	4,198
Other income	9,681	1,067	201	(262)	10,687
Total operating income	51,907	5,291	9,844	(9,905)	57,137

Expenses
Interest expense	2,909	-	549	-	3,458
Provision for loan losses	794	-	-	-	794
Salaries and employee benefits	21,682	3,012	667	-	25,361
Other expenses	16,412	1,131	507	(262)	17,788
Total operating expenses	41,797	4,143	1,723	(262)	47,401

Income before taxes	10,110	1,148	8,121	(9,643)	9,736

Income tax expense (benefit)	1,372	243	(319)	-	1,296

Net income	$8,738	$905	$8,440	$(9,643)	$8,440

Capital expenditures	$1,473	$41	$-	$-	$1,514

Total assets	$1,330,337	$7,227	$150,943	$(150,352)	$1,338,155

	Year Ended December 31, 2020
(dollars in thousands)	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$39,966	$43	$6,069	$(6,069)	$40,009
Income from fiduciary activities	-	3,877	-	-	3,877
Other income	9,899	983	200	(261)	10,821
Total operating income	49,865	4,903	6,269	(6,330)	54,707

Expenses
Interest expense	5,237	-	55	-	5,292
Provision for loan losses	1,000	-	-	-	1,000
Salaries and employee benefits	21,652	3,191	669	-	25,512
Other expenses	15,840	1,078	336	(261)	16,993
Total operating expenses	43,729	4,269	1,060	(261)	48,797

Income before taxes	6,136	634	5,209	(6,069)	5,910

Income tax expense (benefit)	565	136	(180)	-	521

Net income	$5,571	$498	$5,389	$(6,069)	$5,389

Capital expenditures	$901	$23	$-	$-	$924

Total assets	$1,218,766	$6,957	$118,558	$(118,090)	$1,226,191

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

The Company operates in one geographical area and does not have a single external customer from which it derives 10 percent or more of its revenues.

NOTE 19, Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

Balance Sheets	December 31,
(dollars in thousands)	2021	2020
Assets
Cash and cash equivalents	$20,012	$1,203
Securities available-for-sale	-	-
Investment in common stock of subsidiaries	130,123	116,848
Other assets	808	507
Total assets	$150,943	$118,558

Liabilities and Stockholders’ Equity
Other borrowings	$29,407	$1,350
Other liability	718	63
Common stock	26,006	25,972
Additional paid-in capital	21,458	21,245
Retained earnings	71,679	65,859
Accumulated other comprehensive income (loss)	1,675	4,069
Total liabilities and stockholders’ equity	$150,943	$118,558

Statements of Income	Years Ended December 31,
(dollars in thousands)	2021	2020
Income:
Dividends from subsidiary	$3,975	$3,425
Other income	201	200
Total income	4,176	3,625

Expenses:
Salary and benefits	667	669
Subordinated debt	549	-
Legal expenses	274	108
Service fees	146	135
Other operating expenses	87	148
Total expenses	1,723	1,060
Income before income taxes and equity in
undistributed net income of subsidiaries	2,453	2,565
Income tax benefit	(319)	(180)
	2,772	2,745
Equity in undistributed net income of subsidiaries	5,668	2,644
Net income	$8,440	$5,389

Index
Statements of Cash Flows	Years Ended December 31,
(dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$8,440	$5,389
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed net income of subsidiaries	(5,668)	(2,644)
Amortization of subordinated debt issuance costs	60	-
Stock compensation expense	32	55
(Decrease) increase in other assets	(40)	8
Increase in other liabilities	655	5
Net cash provided by operating activities	3,479	2,813

Cash flows from investing activities:
Cash distributed to subsidiary	(10,000)	-
Net cash used in investing activities	(10,000)	-

Cash flows from financing activities:
Proceeds from sale of stock	103	96
Proceeds from borrowings	29,347	-
Repayment of borrowings	(1,350)	(600)
Repurchase and retirement of common stock	(150)	-
Cash dividends paid on common stock	(2,620)	(2,505)
Net cash provided by (used in) financing activities	25,330	(3,009)

Net increase (decrease) in cash and cash equivalents	18,809	(196)

Cash and cash equivalents at beginning of year	1,203	1,399
Cash and cash equivalents at end of year	$20,012	$1,203

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of  December 31, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

Index
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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders (the 2022 Proxy Statement) to be held on May 24, 2022.

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company is set forth under the caption “Election of Directors” in the 2022 Proxy Statement and is incorporated herein by reference.

The information regarding the Section 16(a) reporting requirements of the directors and executive officers, if applicable, is set forth under the caption “Delinquent Section 16(a) Reports” in the 2022 Proxy Statement and is incorporated herein by reference.

The information concerning the executive officers of the Company required by this item is included in Part I of this report on Form 10-K under the caption “Information about Our Executive Officers.”

The information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Board Committees and Attendance” in the 2022 Proxy Statement and is incorporated herein by reference.

The Company has a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors, officers, employees and principal stockholders.

A copy of the Code of Ethics will be provided free of charge, upon written request made to the Company’s secretary at 101 East Queen Street, Hampton, Virginia 23669 or by calling (757) 728-1200. The Code of Ethics is also posted on the Company’s website at www.oldpoint.com in the “Community” section, under “Investor Relations” and then “Governance Documents." The Company intends to satisfy the disclosure requirements of Form 8-K with respect to waivers of or amendments to the Code of Ethics with respect to certain officers of the Company by posting such disclosures on its website under “Waivers of or amendments to the Code of Ethics.” The Company may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

Item 11.	Executive Compensation

The information set forth under the captions “Executive Compensation” in the 2022 Proxy Statement is incorporated herein by reference. The information regarding director compensation contained in the 2022 Proxy Statement under the caption “Director Compensation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2022 Proxy Statement is incorporated herein by reference.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement is incorporated herein by reference.

Index
Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Interest of Management in Certain Transactions” in the 2022 Proxy Statement is incorporated herein by reference.

The information regarding director independence set forth under the caption “Board Committees and Attendance” in the 2022 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the captions “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy” in the 2022 Proxy Statement is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)     Consolidated Financial Statements

The following Consolidated Financial Statements and reports are included in Part II, Item 8, of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.) (PCAOB ID Number 613)
Consolidated Balance Sheets – December 31, 2021 and 2020
Consolidated Statements of Income – Years Ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2021 and 2020
Consolidated Statements of Changes in Stockholders' Equity – Years Ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows – Years Ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements

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
Amendment No. 1 to Settlement Agreement, dated August 12, 2021, among Old Point Financial Corporation, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., PL Capital/Focused Fund, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Mr. John W. Palmer and Mr. Richard J. Lashley, as Managing Members of PL Capital, LLC, PL Capital Advisors, LLC and Goodbody/PL Capital, LLC and Mr. William F. Keefe (incorporated by reference to Exhibit 10.14 to Form 10-Q filed August 16, 2021)

Index
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

10.33	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 16, 2021)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-K filed March 30, 2005)

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index
101
The following materials from Old Point Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes Management contract

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.,
Chairman, President & Chief Executive Officer

Date: March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert F. Shuford, Jr.	Chairman, President & Chief Executive Officer and Director
Robert F. Shuford, Jr.	Principal Executive Officer

Date: March 31, 2022

/s/Elizabeth T. Beale	Chief Financial Officer & Senior Vice President/Finance
Elizabeth T. Beale	Principal Financial & Accounting Officer

Date: March 31, 2022

/s/Stephen C. Adams	Director
Stephen C. Adams

Date: March 31, 2022

/s/Russell S. Evans, Jr.	Director
Russell S. Evans, Jr.

Date: March 31, 2022

/s/Michael A. Glasser	Director
Michael A. Glasser

Index
Date: March 31, 2022

/s/Sarah B Golden	Director
Sarah B. Golden

Date: March 31, 2022

/s/Dr. Arthur D. Greene	Director
Dr. Arthur D. Greene

Date: March 31, 2022

/s/John Cabot Ishon	Director
John Cabot Ishon

Date: March 31, 2022

/s/William F. Keefe	Director
William F. Keefe

Date: March 31, 2022

/s/Tom B. Langley	Director
Tom B. Langley

Date: March 31, 2022

/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Director
Date: March 31, 2022

/s/Ellen Clark Thacker
Ellen Clark Thacker
Director
Date: March 31, 2022

/s/Elizabeth S. Wash
Elizabeth S. Wash
Director
Date: March 31, 2022

/s/Joseph R. Witt
Joseph R. Witt
Director
Date: March 31, 2022