Form 10-Q
period 2022-03-31
OLD POINT FINANCIAL CORP
filed 2022-05-16
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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

5,097,102 shares of common stock ($5.00 par value) outstanding as of May 5, 2022

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

i

Index
GLOSSARY OF DEFINED TERMS

2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
ALLL	Allowance for Loan and Lease Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
The CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CET1	Common Equity Tier 1
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLR	Community Bank Leverage Ratio Framework
COVID-19	Novel cornovirus disease 2019
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
NIM	Net Interest Margin
Notes	The Company’s 3.50% fixed-to-floating rate subordinated notes due 2031
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
SEC	Securities and Exchange Commission
SOFR	Secured overnight financing rate
TDR	Troubled Debt Restructuring
Trust	Old Point Trust & Financial Services N.A.

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
(dollars in thousands, except share data)	2022	2021
	(unaudited)
Assets

Cash and due from banks	$12,577	$13,424
Interest-bearing due from banks	144,321	164,073
Federal funds sold	1,405	10,425
Cash and cash equivalents	158,303	187,922
Securities available-for-sale, at fair value	238,023	234,321
Restricted securities, at cost	1,389	1,034
Loans held for sale	2,010	3,287
Loans, net	845,714	833,661
Premises and equipment, net	31,472	32,134
Premises and equipment, held for sale	1,216	871
Bank-owned life insurance	28,370	28,168
Goodwill	1,650	1,650
Core deposit intangible, net	264	275
Other assets	16,974	14,832
Total assets	$1,325,385	$1,338,155

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$385,150	$421,531
Savings deposits	628,770	586,450
Time deposits	164,969	169,118
Total deposits	1,178,889	1,177,099
Overnight repurchase agreements	3,528	4,536
Federal Reserve Bank borrowings	-	480
Long term borrowings	29,440	29,407
Accrued expenses and other liabilities	5,429	5,815
Total liabilities	1,217,286	1,217,337

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,118,193 and 5,239,707 shares outstanding (includes 30,283 and 38,435 of nonvested restricted stock, respectively)	25,439	26,006
Additional paid-in capital	19,082	21,458
Retained earnings	73,036	71,679
Accumulated other comprehensive (loss) income, net	(9,458)	1,675
Total stockholders' equity	108,099	120,818
Total liabilities and stockholders' equity	$1,325,385	$1,338,155

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended March 31,
(unaudited, dollars in thousands, except per share data)	2022	2021
Interest and Dividend Income:
Loans, including fees	$9,184	$9,954
Due from banks	73	43
Federal funds sold	1	-
Securities:
Taxable	989	770
Tax-exempt	209	181
Dividends and interest on all other securities	14	30
Total interest and dividend income	10,470	10,978

Interest Expense:
Checking and savings deposits	176	215
Time deposits	361	584
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	1	23
Long term borrowings	295	-
Total interest expense	833	822
Net interest income	9,637	10,156
Provision for loan losses	101	150
Net interest income after provision for loan losses	9,536	10,006

Noninterest Income:
Fiduciary and asset management fees	1,072	1,027
Service charges on deposit accounts	722	649
Other service charges, commissions and fees	1,053	987
Bank-owned life insurance income	231	226
Mortgage banking income	220	1,188
Other operating income	217	57
Total noninterest income	3,515	4,134

Noninterest Expense:
Salaries and employee benefits	6,422	6,227
Occupancy and equipment	1,161	1,202
Data processing	1,090	1,043
Customer development	93	78
Professional services	630	545
Employee professional development	264	141
Other taxes	213	251
ATM and other losses	14	139
Other operating expenses	826	932
Total noninterest expense	10,713	10,558
Income before income taxes	2,338	3,582
Income tax expense	307	570
Net income	$2,031	$3,012

Basic Earnings per Share:
Weighted average shares outstanding	5,186,354	5,224,501
Net income per share of common stock	$0.39	$0.58

Diluted Earnings per Share:
Weighted average shares outstanding	5,186,431	5,224,501
Net income per share of common stock	$0.39	$0.58

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended March 31,
(unaudited, dollars in thousands)	2022	2021

Net income	$2,031	$3,012
Other comprehensive loss, net of tax
Net unrealized loss on available-for-sale securities	(11,133)	(1,694)
Other comprehensive loss, net of tax	(11,133)	(1,694)
Comprehensive (loss) income	$(9,102)	$1,318

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in thousands, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
THREE MONTHS ENDED MARCH 31, 2022

Balance at December 31, 2021	5,201,272	$26,006	$21,458	$71,679	$1,675	$120,818
Net income	-	-	-	2,031	-	2,031
Other comprehensive loss, net of tax	-	-	-	-	(11,133)	(11,133)
Employee Stock Purchase Plan share issuance	1,481	7	27	-	-	34
Common stock purchased	(122,995)	(615)	(2,433)	-	-	(3,048)
Restricted stock vested	8,152	41	(41)	-	-	-
Stock-based compensation expense	-	-	71	-	-	71
Cash dividends ($0.13 per share)	-	-	-	(674)	-	(674)
Balance at end of period	5,087,910	$25,439	$19,082	$73,036	$(9,458)	$108,099

THREE MONTHS ENDED MARCH 31, 2021

Balance at December 31, 2020	5,194,443	$25,972	$21,245	$65,859	$4,069	$117,145
Net income	-	-	-	3,012	-	3,012
Other comprehensive loss, net of tax	-	-	-	-	(1,694)	(1,694)
Employee Stock Purchase Plan share issuance	1,276	7	18	-	-	25
Stock-based compensation expense	-	-	61	-	-	61
Cash dividends ($0.12 per share)	-	-	-	(626)	-	(626)
Balance at end of period	5,195,719	$25,979	$21,324	$68,245	$2,375	$117,923

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(unaudited, dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,031	$3,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	514	538
Amortization of right of use lease asset	82	104
Accretion related to acquisition, net	(12)	(4)
Amortization of subordinated debt issuance costs	33	-
Provision for loan losses	101	150
Net amortization of securities	288	205
Decrease in loans held for sale, net	1,277	5,122
Income from bank owned life insurance	(231)	(226)
Stock compensation expense	71	61
Deferred tax (benefit)	-	(12)
Decrease (increase) in other assets	764	(425)
(Decrease) increase in accrued expenses and other liabilities	(386)	5,667
Net cash provided by operating activities	4,532	14,192

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(26,118)	(16,008)
Proceeds from (purchase) redemption of restricted securities, net	(355)	334
Proceeds from maturities and calls of available-for-sale securities	1,000	400
Proceeds from sales of available-for-sale securities	2,450	1,300
Paydowns on available-for-sale securities	4,586	3,850
Net (decrease) increase in loans held for investment	(12,131)	28,624
Purchases of premises and equipment	(197)	(126)
Net cash (used in) provided by investing activities	(30,765)	18,374

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in noninterest-bearing deposits	(36,381)	24,477
Increase in savings deposits	42,320	26,406
Decrease in time deposits	(4,149)	(6,561)
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(1,008)	(1,765)
Repayment of Federal Reserve Bank borrowings	(480)	(17,555)
Proceeds from ESPP issuance	34	25
Repurchase of common stock	(3,048)	-
Cash dividends paid on common stock	(674)	(626)
Net cash (used in) provided by financing activities	(3,386)	24,401

Net (decrease) increase in cash and cash equivalents	(29,619)	56,967
Cash and cash equivalents at beginning of period	187,922	120,437
Cash and cash equivalents at end of period	$158,303	$177,404

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,101	$891

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized (loss) gain on securities available-for-sale	$(14,093)	$(2,144)
Former bank property transferred from fixed assets to held for sale assets	$345	$902
Right of use lease asset and liability	$-	$1,277

See Notes to Consolidated Financial Statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

THE COMPANY
Old Point Financial Corporation (NASDAQ: OPOF) (the Company) is a holding company that conducts substantially all of its operations through two wholly-owned subsidiaries, the Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services N.A. (Trust). As of March 31, 2022, the Bank had 14 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company, the Bank, and Trust. All significant intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at March 31, 2022 and December 31, 2021, the statements of income, comprehensive income (loss), and changes in stockholders' equity for the three months ended March 31, 2022 and 2021, and the statements of cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2021 Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

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

The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Company. Estimates for the allowance for loan losses at March 31, 2022 include probable and estimable losses related to the pandemic. While there have been signals of economic recovery and a resumption of many types of business activity, there remains significant uncertainty in the probable and estimable measurement of these losses. If there are further challenges to the economic recovery, then additional provision for loan losses may be required in future periods. It is unknown how long these conditions will last and what the ultimate financial impact will be to the Company. Depending on the severity and duration of the economic consequences of the pandemic, the Company’s goodwill may become impaired.

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

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU No. 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU No. 2016-13) that introduced the current expected credit losses (CECL) model. The amendments eliminate the accounting guidance for troubled debt restructurings (TDRs) by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs. An entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU No. 2016-13, ASU No. 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU No. 2016-13, the effective dates for ASU No. 2022-02 are the same as the effective dates in ASU No. 2016-13. Early adoption is permitted if an entity has adopted ASU No. 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU No. 2022-02 will have on its consolidated financial statements.

Other accounting standards that have been adopted by the Company or issued by the FASB or other standards-setting bodies have not or are not currently expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2. Securities

Amortized costs and fair values, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated are as follows:

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$19,182	$-	$(1,287)	$17,895
Obligations of U.S. Government agencies	37,941	17	(711)	37,247
Obligations of state and political subdivisions	72,566	249	(5,059)	67,756
Mortgage-backed securities	90,968	101	(4,494)	86,575
Money market investments	1,147	-	-	1,147
Corporate bonds and other securities	28,191	25	(813)	27,403
	$249,995	$392	$(12,364)	$238,023

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$15,052	$-	$(148)	$14,904
Obligations of U.S. Government agencies	38,651	75	(168)	38,558
Obligations of state and political subdivisions	64,132	1,948	(277)	65,803
Mortgage-backed securities	88,511	1,348	(801)	89,058
Money market investments	2,413	-	-	2,413
Corporate bonds and other securities	23,441	261	(117)	23,585
	$232,200	$3,632	$(1,511)	$234,321

Index
The amortized cost and fair value of securities by contractual maturity are shown below.

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$200	$197
Due after one year through five years	16,646	16,333
Due after five through ten years	77,566	73,703
Due after ten years	154,436	146,643
Other securities, restricted	1,147	1,147
	$249,995	$238,023

The Company did not realize any gains or losses on the sale of investment securities during the three months ended March 31, 2022 and 2021, respectively.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired as of March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	March 31, 2022
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$1,287	$17,895	$-	$-	$1,287	$17,895
Obligations of U.S. Government agencies	643	28,149	68	4,668	711	32,817
Obligations of state and political subdivisions	4,628	52,989	431	3,820	5,059	56,809
Mortgage-backed securities	3,733	62,853	761	7,408	4,494	70,261
Corporate bonds and other securities	761	18,189	52	948	813	19,137
Total securities available-for-sale	$11,052	$180,075	$1,312	$16,844	$12,364	$196,919

	December 31, 2021
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$148	$14,904	$-	$-	$148	$14,904
Obligations of U.S. Government agencies	131	19,181	37	5,042	168	24,223
Obligations of state and policitcal subdivisions	277	20,673	-	-	277	20,673
Mortgage-backed securities	608	35,882	193	6,450	801	42,332
Corporate bonds and other securities	117	9,833	-	-	117	9,833
Total securities available-for-sale	$1,281	$100,473	$230	$11,492	$1,511	$111,965

The number of investments in an unrealized loss position as of March 31, 2022 and December 31, 2021 were 139 and 72, respectively. Certain investments within the Company’s portfolio had unrealized losses for more than twelve months at March 31, 2022 and December 31, 2021, as shown in the tables above. The primary cause of the temporary impairments in the Company’s investment security portfolio was increases in market interest rates. The Company concluded that no other-than-temporary impairment existed in its securities portfolio at March 31, 2022, and no other-than-temporary impairment loss has been recognized in net income during the first quarter of 2022, based primarily on the following: (i) changes in fair value were caused primarily by fluctuations in interest rates, (ii) there were no securities with unrealized losses that were significant relative to their carrying amounts, (iii) securities with unrealized losses had generally high credit quality, (iv) the Company intends to hold these investments until recovery of its investment and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (v) issuers have continued to make timely payments of principal and interest.

Restricted Stock
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

Index
Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

(dollars in thousands)	March 31, 2022	December 31, 2021
Mortgage loans on real estate:
Residential 1-4 family	$127,674	$130,776
Commercial - owner occupied	198,334	198,413
Commercial - non-owner occupied	196,653	184,190
Multifamily	26,727	19,050
Construction	64,502	58,440
Second mortgages	7,346	7,877
Equity lines of credit	51,077	48,665
Total mortgage loans on real estate	672,313	647,411
Commercial and industrial loans	58,886	68,690
Consumer automobile loans	85,551	85,023
Other consumer loans	32,150	33,418
Other (1)	6,334	8,984
Total loans, net of deferred fees	855,234	843,526
Less: Allowance for loan losses	9,520	9,865
Loans, net of allowance and deferred fees (2)	$845,714	$833,661
(1)	Overdrawn accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts, excluding internal use accounts, totaled $119 thousand and $304 thousand at March 31, 2022 and December 31, 2021, respectively.
(2)	Net deferred loan fees totaled $790 thousand and $1.3 million at March 31, 2022 and December 31, 2021, respectively.

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

Index
The following tables present credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of March 31, 2022
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$127,510	$-	$164	$-	$127,674
Commercial - owner occupied	194,624	1,599	2,111	-	198,334
Commercial - non-owner occupied	195,729	266	658	-	196,653
Multifamily	26,727	-	-	-	26,727
Construction	62,968	536	998	-	64,502
Second mortgages	7,346	-	-	-	7,346
Equity lines of credit	51,077	-	-	-	51,077
Total mortgage loans on real estate	$665,981	$2,401	$3,931	$-	$672,313
Commercial and industrial loans	58,631	-	255	-	58,886
Consumer automobile loans	85,531	-	20	-	85,551
Other consumer loans	32,150	-	-	-	32,150
Other	6,334	-	-	-	6,334
Total	$848,627	$2,401	$4,206	$-	$855,234

Credit Quality Information
As of December 31, 2021
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$130,584	$-	$192	$-	$130,776
Commercial - owner occupied	195,512	788	2,113	-	198,413
Commercial - non-owner occupied	183,093	434	663	-	184,190
Multifamily	19,050	-	-	-	19,050
Construction	57,224	218	998	-	58,440
Second mortgages	7,877	-	-	-	7,877
Equity lines of credit	48,665	-	-	-	48,665
Total mortgage loans on real estate	$642,005	$1,440	$3,966	$-	$647,411
Commercial and industrial loans	68,261	-	429	-	68,690
Consumer automobile loans	85,002	-	21	-	85,023
Other consumer loans	33,418	-	-	-	33,418
Other	8,984	-	-	-	8,984
Total	$837,670	$1,440	$4,416	$-	$843,526

As of March 31, 2022 and December 31, 2021, the Company did not have any loans internally classified as Doubtful or Loss.

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

Age Analysis of Past Due Loans as of March 31, 2022
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$809	$-	$-	$164	$126,701	$127,674
Commercial - owner occupied	-	-	-	2,111	196,223	198,334
Commercial - non-owner occupied	-	-	-	659	195,994	196,653
Multifamily	-	-	-	-	26,727	26,727
Construction	-	-	-	998	63,504	64,502
Second mortgages	23	-	-	-	7,323	7,346
Equity lines of credit	51	-	-	-	51,026	51,077
Total mortgage loans on real estate	$883	$-	$-	$3,932	$667,498	$672,313
Commercial and industrial loans	-	4	-	255	58,627	58,886
Consumer automobile loans	1,408	68	199	-	83,876	85,551
Other consumer loans	891	28	415	-	30,816	32,150
Other	36	3	10	-	6,285	6,334
Total	$3,218	$103	$624	$4,187	$847,102	$855,234
(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccural column and not also in its respective past due column.

In the table above, the past due totals include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $409 thousand at March 31, 2022.

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

Index
Although the portions of the student loan portfolios that are 90 days or more past due would normally be considered impaired, the Company does not include these loans in its impairment analysis. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans as of March 31, 2022, management does not expect significant increases in delinquencies of these loans to have a material effect on the Company.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class

(dollars in thousands)	March 31, 2022	December 31, 2021
Mortgage loans on real estate:
Residential 1-4 family	$164	$191
Commercial - owner occupied	2,111	-
Commercial - non-owner occupied	659	113
Construction and land development	998	-
Total mortgage loans on real estate	3,932	304
Commercial and industrial loans	255	174
Total	$4,187	$478

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Three Months Ended March 31,
(dollars in thousand)	2022	2021
Interest income that would have been recorded under original loan terms	$75	$11
Actual interest income recorded for the period	4	2
Reduction in interest income on nonaccrual loans	$71	$9

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
There were no new TDRs in the three months ended March 31, 2022 and 2021.

At March 31, 2022 and 2021, the Company had no outstanding commitments to disburse additional funds on any TDR. The Company had no loans secured by residential 1 - 4 family real estate in the process of foreclosure at March 31, 2022 and 2021.

In the three months ended March 31, 2022 and 2021, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

All TDRs are factored into the determination of the allowance for loan losses and included in the impaired loan analysis, as discussed below.

IMPAIRED LOANS
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified in a TDR. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole or remaining source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs, when foreclosure is probable, instead of the discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through a specific allocation in the allowance or a charge-off to the allowance.

When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is in nonaccrual status, all payments are applied to principal under the cash basis method. For financial statement purposes, the recorded investment in the loan is the actual principal balance reduced by partial charge-offs and payments that would otherwise have been applied to interest. When reporting information on these loans to the applicable customers, the unpaid principal balance is reported as if these partial charge-offs did not occur and as if payments were applied to principal and interest under the original terms of the loan agreements. Therefore, the unpaid principal balance reported to the customer would be higher than the recorded investment in the loan for financial statement purposes.

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

Impaired Loans by Class
					For the Three Months Ended
	As of March 31, 2022				March 31, 2022
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$301	$-	$296	$28	$298	$2
Commercial	4,752	4,290	399	1	4,716	-
Construction	1,078	998	78	1	1,077	-
Second mortgages	125	-	123	3	124	1
Total mortgage loans on real estate	6,256	5,288	896	33	6,215	3
Commercial and industrial loans	403	404	-	-	404	3
Other consumer loans	7	5	-	-	6	-
Total	$6,666	$5,697	$896	$33	$6,625	$6

Index
Impaired Loans by Class
					For the Year Ended
	As of December 31, 2021				December 31, 2021
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$353	$25	$300	$30	$328	$7
Commercial	610	178	413	8	601	1
Construction	80	79	-	-	80	4
Second mortgages	127	-	125	3	126	5
Total mortgage loans on real estate	1,170	282	838	41	1,135	17
Commercial and industrial loans	188	-	174	87	181	17
Other consumer loans	9	7	-	-	8	-
Total	$1,367	$289	$1,012	$128	$1,324	$34

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

Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At March 31, 2022 and December 31, 2021 management used eight twelve-quarter migration periods.

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

Index
Loans collectively evaluated for impairment are pooled with a historical loss rate, based on migration analysis, applied to each pool, segmented by risk grade or past due, depending on the type of loan. Based on credit risk assessments and management’s analysis of qualitative factors, additional loss factors are applied to loan balances. These additional qualitative factors include: economic conditions (including uncertainties associated with the COVID-19 pandemic), trends in growth, loan concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment.

Given the timing of the outbreak in the United States of the COVID-19 pandemic combined with government stimulus actions for both individuals and small businesses, management does not believe that the Company’s performance in relation to credit quality during the first quarter of 2022 and 2021 was significantly impacted. The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular. It is impossible for the Company to accurately predict the impact that the pandemic will have on the Company’s primary market and the overall extent to which it will affect the Company’s financial condition and results of operations. Based on capital levels, stress testing indications, prudent underwriting policies, watch credit processes, and loan concentration diversification, the Company currently expects to be able to manage the economic risks and uncertainties associated with the pandemic which may include additional increases in the provision for loan losses.

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management’s estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $9.5 million adequate to cover estimable and probable loan losses inherent in the loan portfolio at March 31, 2022.

The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
For the Three Months ended March 31, 2022
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865
Charge-offs	(296)	-	-	-	(307)	(97)	-	(700)
Recoveries	77	-	30	-	116	31	-	254
Provision for loan losses	72	45	14	(187)	170	(13)	-	101
Ending Balance	$536	$504	$2,434	$4,600	$1,341	$105	$-	$9,520

Individually evaluated for impairment	$-	$1	$31	$1	$-	$-	$-	$33
Collectively evaluated for impairment	536	503	2,403	4,599	1,341	105	-	9,487

Ending Balance	$536	$504	$2,434	$4,600	$1,341	$105	$-	$9,520

Loans Balances:
Individually evaluated for impairment	404	1,076	419	4,689	5	-	-	6,593
Collectively evaluated for impairment	58,482	63,426	212,405	390,298	117,696	6,334	-	848,641
Ending Balance	$58,886	$64,502	$212,824	$394,987	$117,701	$6,334	$-	$855,234
(1)	The real estate-mortgage segment includes residential 1 – 4 family, multi-family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

Index
For the Year ended December 31, 2021
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541
Charge-offs	(27)	-	(14)	-	(800)	(278)	-	(1,119)
Recoveries	41	-	76	44	390	98	-	649
Provision for loan losses	19	120	(232)	309	470	241	(133)	794
Ending Balance	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865

Individually evaluated for impairment	$87	$-	$33	$8	$-	$-	$-	$128
Collectively evaluated for impairment	596	459	2,357	4,779	1,362	184	-	9,737

Ending Balance	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865

Loans Balances:
Individually evaluated for impairment	174	79	450	591	7	-	-	1,301
Collectively evaluated for impairment	68,516	58,361	205,918	382,012	118,434	8,984	-	842,225
Ending Balance	$68,690	$58,440	$206,368	$382,603	$118,441	$8,984	$-	$843,526
(1)	The real estate-mortgage segment includes residential 1 – 4 family, multi-family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

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

The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the consolidated balance sheets. There were no new leases executed during 2022. The following tables present information about the Company’s leases:

(dollars in thousands)	March 31, 2022
Lease liabilities	$960
Right-of-use assets	$935
Weighted average remaining lease term	3.39 years
Weighted average discount rate	1.73%

	Three Months Ended March 31,
Lease cost (in thousands)	2022	2021
Operating lease cost	$82	$104
Total lease cost	$82	$104

Cash paid for amounts included in the measurement of lease liabilities	$84	$139

Index
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:
Lease payments due (in thousands)	As of March 31, 2022
Nine months ending December 31, 2022	$255
Twelve months ending December 31, 2023	248
Twelve months ending December 31, 2024	240
Twelve months ending December 31, 2025	193
Thereafter	70
Total undiscounted cash flows	$1,006
Discount	(46)
Lease liabilities	$960

Note 5. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both March 31, 2022 and December 31, 2021. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $1.8 million and $1.9 million at March 31, 2022 and December 31, 2021, respectively. The expected terms of these investments and the related tax benefits run through 2033. There were no additional capital calls expected for the funds at March 31, 2022.

The table below summarizes the tax credits and other tax benefits recognized by the Company related to these investments during the periods indicated:
	Three Months Ended March 31,
	2022	2021
Tax credits and other benefits
Amortization of operating losses	$51	$49
Tax benefit of operating losses*	11	10
Tax credits	89	94
Total tax benefits	$100	$104

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

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At March 31, 2022 and December 31, 2021, the remaining credit available from these lines totaled $115.0 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $399.0 million and $391.3 as of March 31, 2022 and December 31, 2021, respectively.

SHORT-TERM BORROWINGS
The following table presents total short-term borrowings as of the dates indicated:

(dollar in thousands)	March 31, 2022	December 31, 2021
Overnight repurchase agreements	$3,528	$4,536
Total short-term borrowings	$3,528	$4,536

Maximum month-end outstanding balance	$3,735	$12,239
Average outstanding balance during the period	$4,227	$7,293
Average interest rate (year-to-date)	0.07%	0.10%
Average interest rate at end of period	0.07%	0.10%

Index
LONG-TERM BORROWINGS
At March 31, 2022 the Company had fully repaid the borrowings under the FRB’s PPPLF. At December 31, 2021 the Company had $480 thousand outstanding in long-term borrowings under the PPPLF.

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

The following financial instruments whose contract amounts represent credit risk were outstanding at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Commitments to extend credit:
Home equity lines of credit	$80,187	$71,751
Commercial real estate, construction and development loans committed but not funded	53,197	42,683
Other lines of credit (principally commercial)	60,414	52,695
Total	$193,798	$167,129

Letters of credit	$3,611	$3,617

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of March 31, 2022 only restricted stock has been granted under the Incentive Stock Plan.

Restricted stock activity for the three months ended March 31, 2022 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2022	38,435	$20.49
Issued	-	-
Vested	(8,152)	21.68
Forfeited	-	-
Nonvested, March 31, 2022	30,283	$20.17

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.31 years.

There was no restricted stock granted during the three months ended March 31, 2022 and 2021, respectively.

Index
The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $278 thousand as of March 31, 2022 and $216 thousand as of March 31, 2021.

Stock-based compensation expense was $71 thousand and $61 thousand for the three months ended March 31, 2022 and 2021, respectively.

Under the Company's Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company's common stock. Shares of stock are issued quarterly at a discount to the market price of the Company's stock on the day of purchase, which can range from 0-15% and was set at 5% for 2021 and for the first three months of 2022.

Total stock purchases under the ESPP amounted to 1,481 shares during the three months ended March 31, 2022. At March 31, 2022, the Company had 226,062 remaining shares reserved for issuance under the ESPP.

Note 9. Stockholders’ Equity and Earnings per Share

STOCKHOLDERS’ EQUITY – Accumulated Other Comprehensive Income (Loss)
The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

	Three Months Ended March 31,		Affected Line Item on Consolidated Statement of Income
(dollars in thousands)	2022	2021
Available-for-sale securities
Realized gains on sales of securities	$-	$-	Gain on sale of available-for-sale securities, net
Tax effect	-	-	Income tax expense
	$-	$-

The following tables present the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2022
Balance at beginning of period	$1,675	$1,675
Net other comprehensive loss	(11,133)	(11,133)
Balance at end of period	$(9,458)	$(9,458)

Three Months Ended March 31, 2021
Balance at beginning of period	$4,069	$4,069
Net other comprehensive loss	(1,694)	(1,694)
Balance at end of period	$2,375	$2,375

The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated.

	Three Months Ended March 31, 2022
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(14,093)	$(2,960)	$(11,133)

Total change in accumulated other comprehensive income, net	$(14,093)	$(2,960)	$(11,133)

	Three Months Ended March 31, 2021
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,144)	$(450)	$(1,694)

Total change in accumulated other comprehensive income, net	$(2,144)	$(450)	$(1,694)

Index
EARNINGS PER COMMON SHARE
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to the ESPP.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2022 and 2021:

(dollars in thousands except per share data)	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2022
Net income, basic	$2,031	5,186	$0.39
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$2,031	5,186	$0.39

Three Months Ended March 31, 2021
Net income, basic	$3,012	5,225	$0.58
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$3,012	5,225	$0.58

The Company had no antidilutive shares outstanding in the three months ended March 31, 2022 and 2021, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.
The Company has a share repurchase program which was authorized by the Board of Directors in October 2021 to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. During the first quarter of 2022, 122,995 shares, for an aggregate purchase price of $3.0 million, were repurchased by the Company under this plan.

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

Index
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

The Company recognizes IRLCs at fair value. Fair value of IRLCs is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Company’s IRLCs are classified as Level 2.

The Company recognizes interest rate swaps at fair value. The Company has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques. All of the Company’s interest rate swaps on loans are classified as Level 2.

The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at March 31, 2022 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities
U.S. Treasury securities	$17,895	$-	$17,895	$-
Obligations of U.S. Government agencies	37,247	-	37,247	-
Obligations of state and political subdivisions	67,756	-	67,756	-
Mortgage-backed securities	86,575	-	86,575	-
Money market investments	1,147	-	1,147	-
Corporate bonds and other securities	27,403	-	27,403	-
Total available-for-sale securities	238,023	-	238,023	-
Derivatives
Interest rate lock	76	-	76	-
Interest rate swap on loans	377	-	377	-
Total assets	$238,476	$-	$238,476	$-

Liabilities:
Derivatives
Interest rate swap on loans	377	-	377	-
Total liabilities	$377	$-	$377	$-

Index
		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$14,904	$-	$14,904	$-
Obligations of U.S. Government agencies	38,558	-	38,558	-
Obligations of state and political subdivisions	65,803	-	65,803	-
Mortgage-backed securities	89,058	-	89,058	-
Money market investments	2,413	-	2,413	-
Corporate bonds and other securities	23,585	-	23,585	-
Total available-for-sale securities	$234,321	$-	$234,321	$-
Derivatives
Interest rate lock	43	-	43	-
Interest rate swap on loans	181	-	181	-
Total assets	$234,545	$-	$234,545	$-

Liabilities:
Derivatives
Interest rate swap on loans	181	-	181	-
Total liabilities	$181	$-	$181	$-

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
Under certain circumstances, adjustments are made to the fair value for assets and liabilities although they are not measured at fair value on an ongoing basis.

Impaired loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due from the borrower in accordance with the contractual terms of the loan agreement. The measurement of fair value and loss associated with impaired loans can be based on the observable market price of the loan, the fair value of the collateral securing the loan, or the present value of the loan’s expected future cash flows, discounted at the loan’s effective interest rate. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable, with the vast majority of the collateral in real estate.

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

		Carrying Value at March 31, 2022
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans
Loans held for sale	$2,010	$-	$2,010	$-

		Carrying Value at December 31, 2021
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Commercial loans	$87	$-	$-	$87
Total	$87	$-	$-	$87

Loans
Loans held for sale	$3,287	$-	$3,287	$-

The following tables display the quantitative information about Level 3 Fair Value Measurements as of the dates indicated.

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Commercial loans	$87	Market comparables	Selling costs	0.00% -8.00% (7.00%)

Index
The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at March 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$158,303	$158,303	$-	$-
Securities available-for-sale	238,023	-	238,023	-
Restricted securities	1,389	-	1,389	-
Loans held for sale	2,010	-	2,010	-
Loans, net of allowances for loan losses	845,714	-	-	835,035
Derivatives
Interest rate lock	76	-	76	-
Interest rate swap on loans	377	-	377	-
Bank owned life insurance	28,370	-	28,370	-
Accrued interest receivable	3,230	-	3,230	-

Liabilities
Deposits	$1,178,889	$-	$1,181,358	$-
Overnight repurchase agreements	3,528	-	3,528	-
Long term borrowings	29,440	-	29,088	-
Derivatives
Interest rate swap on loans	377	-	377	-
Accrued interest payable	392	-	392	-

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$187,922	$187,922	$-	$-
Securities available-for-sale	234,321	-	234,321	-
Restricted securities	1,034	-	1,034	-
Loans held for sale	3,287	-	3,287	-
Loans, net of allowances for loan losses	833,661	-	-	834,693
Derivatives
Interest rate lock	43	-	43	-
Interest rate swap on loans	181	-	181	-
Bank owned life insurance	28,168	-	28,168	-
Accrued interest receivable	3,339	-	3,339	-

Liabilities
Deposits	$1,177,099	$-	$1,179,631	$-
Overnight repurchase agreements	4,536	-	4,536	-
Federal Reserve Bank borrowings	480	-	480	-
Long term borrowings	29,407	-	29,657	-
Derivatives
Interest rate swap on loans	181	-	181	-
Accrued interest payable	693	-	693	-

Index
Note 11. Segment Reporting

The Company operates in a decentralized fashion in three principal business segments: the Bank, the Trust, and the Company (for purposes of this Note, the Parent). Revenues from the Bank’s operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Trust’s operating revenues consist principally of income from fiduciary and asset management fees. The Parent’s revenues are mainly interest and dividends received from the Bank and Trust companies. The Company has no other segments.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technologies and marketing strategies.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2022 and 2021 follows:

	Three Months Ended March 31, 2022
(dollars in thousands)	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,456	$14	$850	$(850)	$10,470
Income from fiduciary activities	-	1,072	-	-	1,072
Other income	2,179	279	50	(65)	2,443
Total operating income	12,635	1,365	900	(915)	13,985

Expenses
Interest expense	538	-	295	-	833
Provision for loan losses	101	-	-	-	101
Salaries and employee benefits	5,429	848	145	-	6,422
Other expenses	3,888	294	174	(65)	4,291
Total operating expenses	9,956	1,142	614	(65)	11,647

Income before taxes	2,679	223	286	(850)	2,338

Income tax expense (benefit)	377	48	(118)	-	307

Net income	$2,302	$175	$404	$(850)	$2,031

Capital expenditures	$197	$-	$-	$-	$197

Total assets	$1,317,803	$7,125	$137,819	$(137,362)	$1,325,385

	Three Months Ended March 31, 2021
(dollars in thousands)	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,973	$5	$3,148	$(3,148)	$10,978
Income from fiduciary activities	-	1,027	-	-	1,027
Other income	2,866	256	50	(65)	3,107
Total operating income	13,839	1,288	3,198	(3,213)	15,112

Expenses
Interest expense	818	-	4	-	822
Provision for loan losses	150	-	-	-	150
Salaries and employee benefits	5,320	743	164	-	6,227
Other expenses	4,063	279	54	(65)	4,331
Total operating expenses	10,351	1,022	222	(65)	11,530

Income before taxes	3,488	266	2,976	(3,148)	3,582

Income tax expense (benefit)	550	56	(36)	-	570

Net income	$2,938	$210	$3,012	$(3,148)	$3,012

Capital expenditures	$121	$5	$-	$-	$126

Total assets	$1,250,353	$7,003	$117,956	$(117,674)	$1,257,638

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company’s 2021 Annual Report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2021 Form 10-K. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company’s future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on future business, financial condition or results of operations, see “Cautionary Statement Regarding Forward-Looking Statements” at the end of this Item 2. “Management’s Discussion and Aanlysis of Financial Condition and Results of Operations.” Results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

Net income for the three months ended March 31, 2022 was $2.0 million ($0.39 per diluted share) compared to $3.0 million ($0.58 per diluted share) for the three months ended March 31, 2021. Total assets of $1.3 billion as of March 31, 2022 decreased by $12.8 million from December 31, 2021.

Key factors affecting comparisons of consolidated net income for the three months ended March 31, 2022 are as follows. Comparisons are to the three months ended March 31, 2021 unless otherwise stated.

•	Loans held for investment (net of deferred fees and costs), excluding PPP (non-GAAP), increased $106.9 million, or 14.4%;
•	Average earning assets increased $95.8 million, or 8.3%;
•	Interest income decreased $508 thousand, or 4.6%. The Company recognized net PPP origination fees of $408 thousand in the first quarter of 2022 compared to $1.6 million in the first quarter of 2021;
•	Interest expense increased $11 thousand, or 1.3%, due primarily to an increase in long term borrowings partially offset by lower rates and shifts in funding to lower cost deposits;
•	Net Interest Margin (NIM) was 3.14% for the first quarter of 2022 compared to 3.58% for the first quarter of 2021. The decrease was due primarily to lower accretion of net PPP origination fees;
•	Fiduciary and asset management fees and other service charges, commissions and fees increased $45 thousand, or 4.4%, and $105 thousand, or 11.1%, respectively;
•	Mortgage banking income decreased $968 thousand or 81.5% due to declines in mortgage industry volume and rising interest rates; and
•
On July 14, 2021, the Company issued $30.0 million in aggregate principal amount of 3.50% fixed-to-floating rate subordinated notes due 2031 in a private placement transaction.  The Notes initially bear interest at a fixed rate of 3.50% for five years and convert to the three-month SOFR plus 286 basis points, resetting quarterly, thereafter. Interest expense attributable to these subordinated notes impacted the Company’s net interest income and net interest margin for the first quarter of 2022 but not for the corresponding 2021 period.

For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” below.

Capital Management and Dividends
Total equity was $108.1 million at March 31, 2022, compared to $120.8 million at December 31, 2021. Total equity decreased $12.7 million at March 31, 2022 compared to December 31, 2021, due primarily to unrealized losses in the market value of securities available for sale, which are recognized as a component of accumulated other comprehensive (loss) income, and the repurchase of shares under the Company’s share repurchase program, partially offset by net income. The Company’s securities available for sale are fixed income debt securities, and their decline in market value during the first quarter of 2022 was a result of increases in market interest rates. The Company expects to recover its investments in debt securities through scheduled payments of principal and interest and unrealized losses are not expected to affect the earnings or regulatory capital of the Company or its subsidiaries.

Index
For the first quarter of 2022 the Company declared dividends of $0.13 per share, an increase of 8.3% over dividends of $0.12 per share declared in the first quarter of 2021. The Board of Directors of the Company continually reviews the amount of cash dividends per share and the resulting dividend payout ratio. The Company’s principal goals related to the maintenance of capital are to provide adequate capital to support the Company’s risk profile consistent with the board approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to stockholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total capital for the Bank are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

The Company has a share repurchase program which was authorized by the Board of Directors in October 2021 to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. During the first quarter of 2022, 122,995 shares, for an aggregate purchase price of $3.0 million, were repurchased by the Company under this plan.

At March 31, 2022, the book value per share of the Company’s common stock was $21.12, and tangible book value per share (non-GAAP) was $20.75, compared to $23.06 and $22.69, respectively, at December 31, 2021. Refer to “Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

Allowance for Loan Losses
The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when it is believed the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in the Company’s judgment, will be adequate to absorb probable and estimable losses inherent in the loan portfolio. The judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the allowance, management considers a range of possible assumptions and outcomes related to the various factors identified above. Under alternative assumptions that we considered in developing our estimate of an allowance that will be adequate to absorb probable and estimable losses inherent in the loan portfolio at March 31, 2022, our estimate of the allowance varied between $8 million and $10 million.

For further information concerning accounting policies, refer to Note 1. Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of the Company’s 2021 Form 10-K.

Results of Operations

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The NIM is calculated by dividing net interest income by average earning assets, or on a fully tax-equivalent basis, tax-equivalent net interest income by average earning assets.

For the first quarter of 2022, net interest income was $9.6 million, an decrease of $519 thousand or 5.1% from the first quarter of 2021. The decrease was primarily due to significant growth in average earning asset balances at lower average earning yields. Lower average earning yields were in part driven by accelerated recognition of net deferred fees related to PPP forgiveness at a lower volume during the first quarter of 2022. This was partially offset by higher average interest-bearing liabilities at lower average rates.

Index
The NIM was 3.14% for the quarter ended March 31, 2022 as compared to 3.58% for the first quarter of 2021. Net interest income, on a fully tax-equivalent basis, was $9.7 million for the first quarter of 2022, a decrease of $510 thousand from the 2021 comparative quarter. On a fully tax-equivalent basis, NIM was 3.16% and 3.60%, for the quarters ended March 31, 2022 and 2021, respectively. Average loan yields were lower by 52 basis points due to the lower interest rate environment which resulted in lower average yields on new loan originations, including PPP loans, which earn interest at a fixed 1%, and repricing within the existing loan portfolio. Lower levels of accelerated recognition of deferred fees and costs related to PPP forgiveness also contributed to the decrease when comparing the 2022 and 2021 quarters. Loan fees and costs related to PPP loans are deferred at time of loan origination, are amortized into interest income over the remaining terms of the loans and accelerated upon forgiveness or repayment of the PPP loans. Net PPP fees of $408 thousand and $1.6 million were recognized in first quarter of 2022 and 2021, respectively. As of March 31, 2022, unamortized net deferred PPP fees were $284 thousand. Subordinated debt interest expense also impacted the NIM for the first quarter of 2022 but not for the first quarter of 2021. High levels of liquidity invested at lower yielding short-term levels in the low interest rate environment also continue to impact the NIM. For more information about these FTE financial measures, please see “Non-GAAP Financial Measures” below.

Average loans, which includes both loans held for investment and loans held for sale, increased $28.4 million to $863.9 million for the quarter ended March 31, 2022, compared to 2021. Average loans held for investment included $12.9 million and $69.7 million of average balances of loans originated under the PPP for 2022 and 2021, respectively. The increase in average loans outstanding in 2022 compared to 2021 was due primarily to growth in the commercial real estate, automobile, and consumer real estate segments of the loan portfolio. Average securities available for sale increased $49.7 million for 2022, compared to 2021, due primarily to higher purchases of securities. The average yield on the securities portfolio on a taxable-equivalent basis decreased 1 basis points for first quarter of 2022, compared to the first quarter of 2021.

Average money market, savings and interest-bearing demand deposits increased $67.2 million and average time deposits decreased $23.4 million, for the quarter ended March 31, 2022, respectively, compared to the same period in 2021, due to growth in consumer and business deposits primarily as a result of new accounts and liquidity from government stimulus programs as well as a shift from time deposits as a result of lower interest rates. Average noninterest-bearing demand deposits increased $46.0 million for the quarter ended March 31, 2022 compared to March 31, 2021. The average cost of interest-bearing deposits decreased 16 basis points for the first quarter of 2022 compared to the 2021 comparatvie period, due primarily to lower rates on deposits and a shift in composition from time deposits. While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity.

Average borrowings decreased $7.8 million for the first quarter of 2022 compared to the same period in 2021 due primarily to the repayment of PPPLF borrowings during 2021 primarily offset by long-term borrowings related to the issuance of subordinated notes by the Company during July 2021. The average cost of borrowings increased 318 basis points during the first quarter of 2022 compared to 2021 due primarily to the issuance of subordinated notes by the Company during July 2021.

Index
The following table shows analyses of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES
	For the quarters ended March 31,
	2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
ASSETS
Loans*	$863,897	$9,196	4.32%	$835,349	$9,965	4.84%
Investment securities:
Taxable	201,940	989	1.99%	159,516	770	1.96%
Tax-exempt*	37,007	265	2.90%	29,696	229	3.12%
Total investment securities	238,947	1,254	2.13%	189,212	999	2.14%
Interest-bearing due from banks	137,601	73	0.22%	124,347	43	0.14%
Federal funds sold	4,441	1	0.09%	4	-	0.04%
Other investments	1,142	14	4.90%	1,319	30	9.16%
Total earning assets	1,246,028	$10,538	3.43%	1,150,231	$11,037	3.89%
Allowance for loan losses	(9,989)			(9,648)
Other non-earning assets	93,796			97,123
Total assets	$1,329,835			$1,237,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$75,129	$3	0.02%	$67,759	$3	0.02%
Money market deposit accounts	389,368	163	0.17%	347,530	201	0.24%
Savings accounts	126,258	10	0.03%	108,262	11	0.04%
Time deposits	167,859	361	0.87%	191,298	584	1.24%
Total time and savings deposits	758,614	537	0.29%	714,849	799	0.45%
Federal funds purchased, repurchase agreements and other borrowings	4,589	1	0.10%	26,253	23	0.35%
Long term borrowings	29,419	295	4.01%	-	-	0.00%
Total interest-bearing liabilities	792,622	833	0.43%	741,102	822	0.45%
Demand deposits	414,080			368,073
Other liabilities	5,368			9,906
Stockholders' equity	117,765			118,625
Total liabilities and stockholders' equity	$1,329,835			$1,237,706
Net interest margin		$9,705	3.16%		$10,215	3.60%

*Computed on a fully tax-equivalent basis (non-GAAP) using a 21% rate, adjusting interest income by $68 thousand and $59 thousand for March 31, 2022 and 2021, respectively. **Annualized

Interest income and expense are affected by fluctuations in interest rates, by changes in volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the period-to-period changes in the components of net interest income.  The Company calculates the rate and volume variances using a formula prescribed by the SEC. Rate/volume variances, the third element in the calculation, are not show separately in the table, but are allocated to the rate and volume variances in proportion to the absolute dollar amounts of each.

Index
TABLE 2: VOLUME AND RATE ANALYSIS*
	Three months ended March 31, 2022 from 2021 Increase (Decrease)
	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
EARNING ASSETS
Loans	$345	$(1,114)	$(769)
Investment securities:
Taxable	208	11	219
Tax-exempt	57	(21)	36
Total investment securities	265	(10)	255

Federal funds sold	0	1	1
Other investments **	1	13	14
Total earning assets	611	(1,110)	(499)

INTEREST-BEARING LIABILITIES
Interest-bearing transaction accounts	0	(0)	-
Money market deposit accounts	25	(63)	(38)
Savings accounts	2	(3)	(1)
Time deposits	(73)	(150)	(223)
Total time and savings deposits	(46)	(216)	(262)
Federal funds purchased, repurchaseagreements and other borrowings	(19)	(3)	(22)
Long term borrowings	-	295	295
Total interest-bearing liabilities	(65)	76	11

Change in net interest income	$676	$(1,186)	$(510)
* Computed on a fully tax-equivalent basis, non-GAAP, using a 21% rate. ** Other investments include interest-bearing balances due from banks.

The Company believes NIM may be affected in future periods by several factors that are difficult to predict, including (1) changes in interest rates, which may depend on the severity of adverse economic conditions, inflationary pressures, the timing and extent of any economic recovery, and the extent or continuing impact of government stimulus measures, which are inherently uncertain, and (2) possible changes in the composition of earning assets which may result from decreased loan demand as a result of the current economic environment. During the first quarter of 2022, market interest rates increased and the Company is asset sensitive at March 31, 2022; however, the Company can give no assurance as to the ultimate impact of rising interest rates or as to when or for how long the Company may experience an increase in the NIM.

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

For the three months ended March 31, 2022, the Company recognized a provision for loan losses of $101 thousand compared to a provision of $150 thousand for the first quarter of 2021. The lower provision expense during the first quarter of 2022 was driven primarily by the shift of one large commercial relationship from pooled to individually impaired with no specific reserve, partially offset by qualitative factor adjustments for volume trends. Charged-off loans totaled $700 thousand in the first quarter of 2022, compared to $316 thousand in the first quarter of 2021. Recoveries amounted to $254 thousand and $286 thousand for the quarters ended March 31, 2022 and 2021, respectively. The Company’s annualized net loans charged off to average loans were 0.21% for the first quarter of 2022 as compared to 0.01% for the first quarter of 2021.

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

Index
Noninterest Income
Noninterest income was $3.5 million for the three months ended March 31, 2022, a decrease of $619 thousand or 15.0% from the first quarter of 2021.  Although fiduciary and asset management fees, service charges on deposit accounts, other service charges, commissions and fees, bank-owned life insurance income, and other operating income increased compared to the prior year quarter, these increases were offset by lower mortgage banking income driven by reductions in volume which were attributable to changes in mortgage market conditions, resulting in a decline in noninterest income for the first quarter of 2022 when compared to the prior year quarter.

The Company continues to focus on diversifying noninterest income through efforts to expand Trust, insurance, and mortgage banking activities, and a continued focus on business checking and other corporate services.

Noninterest Expense
Noninterest expense was $10.7 million for the first quarter of 2022, an increase of $155 thousand, or 1.5%, compared to $10.6 million for the first quarter of 2021. The increase over the prior year quarter was primarily driven by increased salary and benefit expense and employee professional development related to recruiting partially offset by decreased ATM and other losses and other operating expenses.  The increase in salary and benefits was related to lower commission expense of $215 thousand offset by lower deferred loan costs of $381 thousand.

During the first quarter of 2022, the Company completed implementation of a new online account opening solution, continues to navigate the ongoing roadmap for bank-wide technology and operating efficiency initiatives, is actively assessing major vendor contracts and relationships, and completed the closure of two branches, creating a more streamlined branch footprint.

The Company’s income tax expense decreased $263 thousand for the first quarter of 2022 when compared to the same period in 2021 primarily due to changes in the levels of net income and the mix of effective tax exempt income. The effective federal income tax rates for the three months ended March 31, 2022 and March 31, 2021 were 13.1% and 15.9%, respectively.

Balance Sheet Review
At March 31, 2022, the Company had total assets of $1.3 billion, a decrease of $12.8 million compared to assets as of December 31, 2021.

Net loans held for investment increased $12.1 million or 1.5%, from $833.7 million at December 31, 2021 to $845.7 million at March 31, 2022. Loans held for investment, excluding PPP (non-GAAP), grew 2.8%, or $23.2 million, driven by loan growth in the following segments: commercial real estate of $12.6 million, construction, land development, and other land loans of $6.1 million, and multi-family residential real estate of $7.7 million. This segmented growth was partially offset by a decrease in PPP loans of $11.5 million. Cash and cash equivalents decreased $29.6 million or 15.8% from December 31, 2021 to March 31, 2022, and securities available for sale increased $3.7 million or 1.6% over the same period as additional liquidity provided by growth in deposit accounts was deployed in the Company’s investment portfolio.

Total deposits of $1.2 billion as of March 31, 2022 increased $1.8 million, or 0.2% from December 31, 2021. Noninterest-bearing deposits decreased $36.4 million, or 8.6%, savings deposits increased $42.3 million, or 7.2%, and time deposits decreased $4.1 million, or 2.5%. Liquidity continues to be impacted by record cumulative levels of consumer savings, government stimulus, and PPP loan related deposits.

The Company utilized the PPPLF initiated by the Federal Reserve Bank to partially fund PPP loan originations. PPPLF borrowings were fully repaid during the first quarter of 2022 compared to $480 thousand at December 31, 2021.  The Company also utilizes FHLB advances as a source of liquidity as needed. At March 31, 2022 and December 31, 2021, the Company had no FHLB advances.

Securities Portfolio
When comparing March 31, 2022 to December 31, 2021, securities available-for-sale increased $3.7 million, or 1.5%. The majority of the change was due primarily to purchases of U.S. Treasury securities, securities issued by state and political subdivisions, and corporate bonds and other securities to deploy additional liquidity provided by growth in deposit accounts rather than holding in lower yielding cash reserves.

The Company’s strategy for the securities portfolio is primarily intended to manage the portfolio’s susceptibility to interest rate risk and to provide liquidity to fund loan growth. The securities portfolio is also adjusted to achieve other asset/liability objectives, including pledging requirements, and to manage tax exposure when necessary.

Index
The following table sets forth a summary of the securities portfolio:

TABLE 3: SECURITIES PORTFOLIO

(Dollars in thousands)	March 31, 2022	December 31, 2021
U.S. Treasury securities	$17,895	$14,904
Obligations of U.S. Government agencies	37,247	38,558
Obligations of state and political subdivisions	67,756	65,803
Mortgage-backed securities	86,575	89,058
Money market investments	1,147	2,413
Corporate bonds and other securities	27,403	23,585
	238,023	234,321
Restricted securities:
Federal Home Loan Bank stock	$682	383
Federal Reserve Bank stock	665	609
Community Bankers' Bank stock	42	42
	1,389	1,034
Total Securities	$239,412	$235,355

For more information about the Company’s securities available for sale, including information about securities in an unrealized loss position at March 31, 2022 and December 31, 2021, see Part I, Item 1, “Financial Statements” under the heading Note 2, Securities in this Quarterly Report on Form 10-Q.

Loan Portfolio
The following table shows a breakdown of total loans by segment at March 31, 2022 and December 31, 2021.

TABLE 5: LOAN PORTFOLIO

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Commercial and industrial	$58,886	$68,690
Real estate-construction	64,502	58,440
Real estate-mortgage (1)	212,824	206,368
Real estate-commercial	394,987	382,603
Consumer	117,701	118,441
Other	6,334	8,984
Ending Balance	$855,234	$843,526

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

Based on the North American Industry Classification System code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

As of March 31, 2022, the total loan portfolio increased by $11.7 million or 1.4% from December 31, 2021, primarily due to increases in real estate construction, real estate mortgage, and real estate-commercial which were offset by reductions in commercial and industrial due to a decline of $11.5 million in PPP loans outstanding. Net loans held for investment increased 1.5% from December 31, 2021 to March 31, 2022. Loans held for investment (net of deferred fees and costs), excluding PPP (non-GAAP), grew 2.8%.

For more information about the Company’s loan portfolio at March 31, 2022 and December 31, 2021, see Part I, Item 1, “Financial Statements” under the heading Note 3, Loans and the Allowance for Loan Losses in this Quarterly Report on Form 10-Q.

Index
Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, nonperforming restructured loans, and other real estate owned (OREO). Restructured loans are loans with terms that were modified in a troubled debt restructuring (TDR) for borrowers experiencing financial difficulties. Refer to Part I, Item 1, “Financial Statements” under the heading Note 3, Loans and the Allowance for Loan Losses in this Quarterly Report on Form 10-Q for more information.

Nonperforming assets increased by $3.3 million from $1.5 million at December 31, 2021 to $4.8 million at March 31, 2022. The total at March 31, 2022 consisted of $624 thousand in loans still accruing interest but past due 90 days or more and $4.2 million in nonaccrual loans. All of the nonaccrual loans are classified as impaired and 93.9% of the nonaccrual loans at March 31, 2022 were secured by real estate. Impaired loans are a component of the allowance for loan losses. When a loan changes from “90 days past due but still accruing interest” to “nonaccrual” status, the loan is normally reviewed for impairment. If impairment is identified, then the Company records a charge-off based on the value of the collateral or the present value of the loan’s expected future cash flows, discounted at the loan's effective interest rate. If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

The recorded investment in impaired loans increased to $6.6 million as of March 31, 2022 from $1.3 million as of December 31, 2021 as detailed in Part I, Item 1, “Financial Statements” under the heading Note 3, Loans and the Allowance for Loan Losses in this Quarterly Report on Form 10-Q. The majority of these loans were collateralized.

The following table presents information concerning the aggregate amount of nonperforming assets, which includes nonaccrual loans, past due loans, TDRs and OREO:
TABLE 6: NONPERFORMING ASSETS
	March 31,	December 31,
(dollars in thousands)	2022	2021
Nonaccrual loans
Commercial and industrial	$255	$174
Real estate-construction	998	-
Real estate-mortgage (1)	164	191
Real estate-commercial	2,770	113
Total nonaccrual loans	$4,187	$478

Loans past due 90 days or more and accruing interest
Commercial and industrial	$-	$169
Consumer loans (2)	614	846
Other	10	10
Total loans past due 90 days or more and accruing interest	$624	$1,025

Restructured loans
Real estate-construction	$78	$79
Real estate-mortgage (1)	418	450
Real estate-commercial	399	413
Total restructured loans	$895	$942
Less nonaccrual restructured loans (included above)	164	191
Less restructured loans currently in compliance (3)	731	751
Net nonperforming, accruing restructured loans	$-	$-
Nonperforming loans	$4,811	$1,503

Total nonperforming assets	$4,811	$1,503

Interest income that would have been recorded under original loan terms on nonaccrual loans above	$75	$11
Interest income recorded for the period on nonaccrual loans included above	$4	$2

Total loans	$855,234	$843,526
ALLL	$9,520	$9,865
Nonaccrual loans to total loans	0.49%	0.06%
ALLL to total loans	1.11%	1.17%
ALLL to nonaccrual loans	227.37%	2063.81%
(1) The real estate-mortgage segment includes residential 1 – 4 family, second mortgages and equity lines of credit.
(2) Amounts listed include student loans and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $409 thousand at March 31, 2022 and $711 thousand at December 31, 2021. For additional information, refer to Note 3, Loans and Allowance for Loan Losses included in Part I, Item 1, “Financial Statements” of this report on Quarterly Report on Form 10-Q.
(3) Amounts listed represent restructured loans that are in compliance with their modified terms as of the date presented.

Index
As shown in the table above, as of March 31, 2022 compared to December 31, 2021, the nonaccrual loan category increased by $3.7 million and the 90-days past due and still accruing interest category decreased by $401 thousand or 39.1%. The increase in nonaccrual loans during the first quarter of 2022 was driven by one well-secured large commercial relationship which was downgraded during the fourth quarter of 2021 and became impaired and placed on nonaccrual status during the first quarter of 2022.

The nonaccrual loans at March 31, 2022 were related to eight credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

The majority of the loans past due 90 days or more and still accruing interest at March 31, 2022 ($409 thousand) were student loans. The federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans; as such, management does not expect even a significant increase in past due student loans to have a material effect on the Company.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. For a detailed discussion of the Company’s nonperforming assets, refer to Part I, Item 1, “Financial Statements” under the heading Note 3, Loans and the Allowance for Loan Losses in this Quarterly Report on Form 10-Q.

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

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of March 31, 2022 and December 31, 2021, the impaired loan component of the allowance for loan losses amounted to $33 thousand and $128 thousand, respectively. The decrease in the impaired loan component is due primarily to the charge-off of one credit relationship. The impaired loan component of the allowance for loan losses is reflected as a valuation allowance related to impaired loans in Note 3, Loans and the  Allowance for Loan Losses included in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q.

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

Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of March 31, 2022 and December 31, 2021, the Company had no loans in these categories.

Index
The overall historical loss rate from December 31, 2021 to March 31, 2022, improved 8 basis points as a percentage of loans evaluated collectively for impairment as a result of overall improving asset quality. For the same period, the qualitative factor components increased 1 basis point as a percentage of loans evaluated collectively for impairment overall. This increase was primarily due to adjustments for change in volume for certain segments. While there have not been significant changes in overall credit quality of the loan portfolio from December 31, 2021 to March 31, 2022, management will continue to monitor economic recovery challenges at macro and micro levels, including levels of inflation, the impacts of new COVID-19 variants, expansion and contraction of pandemic-related government stimulus efforts, supply chain disruption, and employment levels, which may be delaying signs of credit deterioration. If there are further challenges to the economic recovery, elevated levels of risk within the loan portfolio may require additional increases in the allowance for loan losses.

On a combined basis, the historical loss and qualitative factor components amounted to $9.5 million as of March 31, 2022 and $9.7 million as of December 31, 2021. Management is monitoring portfolio activity, such as levels of deferral and/or modification requests, deferral and/or modification concentration levels by collateral, as well as industry concentration levels to identify areas within the loan portfolio which may create elevated levels of risk should the economic environment created by uncertainty related to COVID-19 pandemic present indications of economic instability that is other than temporary in nature.

Overall Change in Allowance
As a result of management's analysis, the Company added, through the provision, $101 thousand to the ALLL for the quarter ended March 31, 2022. The ALLL, as a percentage of period-end loans held for investment, was 1.11% and 1.17% at March 31, 2022 and December 31, 2021, respectively. The decrease in the ALLL as a percentage of loans held for investment at March 31, 2022 compared to the December 31, 2021 was primarily attributable to: (i) an increase in loans held for investment, excluding PPP loans (non-GAAP); (ii) continued improvement in historical qualitative loss rates; and (iii) the shift of one large commercial relationship from pooled to individually impaired with no specific reserve, partially offset by qualitative factor adjustments for volume trends. Excluding PPP loans, the ALLL as a percentage of loans held for investment was 1.12% and 1.20% at March 31 2022 and December 31, 2021, respectively.  Loans held for investment excluding PPP loans is a non-GAAP financial measure. For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” below. Management believes that the allowance has been appropriately funded for losses on existing loans, based on currently available information. Low levels of past dues and year-over-year quantitative historical loss rates continue to demonstrate improvement. The Company will continue to monitor the loan portfolio, levels of nonperforming assets, and the sustainability of improving asset quality trends experienced closely and make changes to the allowance for loan losses when necessary. As the economic impact of the COVID-19 pandemic continues to evolve, elevated levels of risk within the loan portfolio may require additional increases in the ALLL.

The allowance for loan losses represents an amount that, in management’s judgement, will be adequate to absorb probable and estimable losses inherent in the loan portfolio.  The provision for loan losses increase the allowance and loans charged-off, net of recoveries, reduce the allowance.  The following table presents the Company’s loan loss experience for the periods indicated:

TABLE 7: ALLOWANCE FOR LOAN LOSSES
For the three month ended March 31, 2022
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865
Charge-offs	(296)	-	-	-	(307)	(97)	-	(700)
Recoveries	77	-	30	-	116	31	-	254
Provision for loan losses	72	45	14	(187)	170	(13)	-	101
Ending Balance	$536	$504	$2,434	$4,600	$1,341	$105	$-	$9,520

Average loans	67,002	60,513	212,063	398,547	116,691	7,375		862,191
Ratio of net charge-offs to average loans	0.33%	0.00%	-0.01%	0.00%	0.16%	0.89%		0.05%

For the three month ended March 31, 2021
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541
Charge-offs	(4)	-	(1)	-	(197)	(114)	-	(316)
Recoveries	2	-	14	1	213	56	-	286
Provision for loan losses	93	(17)	(24)	(118)	(33)	196	53	150
Ending Balance	$741	$322	$2,549	$4,317	$1,285	$261	$186	$9,661

Average loans	128,458	42,744	205,115	323,380	116,981	8,764		825,442
Ratio of net charge-offs to average loans	0.00%	0.00%	-0.01%	0.00%	-0.01%	0.66%		0.00%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

Index
The following table shows the amount of the allowance for loan losses allocated to each category and the ratio of corresponding outstanding loan balances as of the periods indicated. Although the allowance for loan losses is allocated into these categories, the entire allowance for loan losses is available to cover loan losses in any category.

TABLE 8: ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	March 31,		December 31,
	2022		2021
(Dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial	$536	6.89%	$683	8.14%
Real estate-construction	504	7.54%	459	6.93%
Real estate-mortgage (1)	2,434	24.88%	2,390	24.46%
Real estate-commercial	4,600	46.18%	4,787	45.36%
Consumer	1,341	13.76%	1,362	14.04%
Other	105	0.74%	184	1.07%
Ending Balance	$9,520	100.00%	$9,865	100.00%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

Deposits
The following table shows the average balances and average rates paid on deposits for the periods presented.

TABLE 9: DEPOSITS

	Three months ended March 31,
	2022		2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing transaction	$75,129	0.02%	$67,759	0.02%
Money market	389,368	0.17%	347,530	0.24%
Savings	126,258	0.03%	108,262	0.04%
Time deposits	167,859	0.87%	191,298	1.24%
Total interest bearing	758,614	0.29%	714,849	0.45%
Demand	414,080		368,073
Total deposits	$1,172,694		$1,082,922

The Company’s average total deposits were $1.2 billion for the three months ended March 31, 2022, an increase of $89.8 million or 8.3% from average total deposits for the three months ended March 31, 2021. Demand deposit and money market account categories had the largest increases, totaling $46.0 million and $41.8 million, respectively. Average time deposits, which is the Company’s most expensive deposit category, decreased by a total of $23.4 million as seen in the table above. The average rate paid on interest-bearing deposits by the Company in 2022 was 0.29% compared to 0.45% in 2021.

The impact of government stimulus, PPP loan related deposits, and higher levels of consumer savings were primary drivers of the increase in total deposits. The Company remains focused on increasing lower-cost deposits by actively targeting new noninterest-bearing deposits and savings deposits.

As of March 31, 2022 and 2021, the estimated amounts of total uninsured deposits were $273.7 million and $240.7 million, respectively.  The following table shows maturities of the estimated amounts of uninsured time deposits at March 31, 2022.  The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

Index
TABLE 10: MATURITIES OF UNINSURED TIME DEPOSITS

	As of March 31,
(dollars in thousands)	2022	2021
Maturing in:
Within 3 months	$12,631	$13,006
4 through 6 months	8,512	4,381
7 through 12 months	4,397	8,913
Greater than 12 months	13,226	16,020
	$38,766	$42,320

Capital Resources
Total stockholders' equity as of March 31, 2022 was $108.1 million, down 10.5% from $120.8 million on December 31, 2021. The decrease was related to unrealized losses in the market value of securities available for sale, which are recognized as a component of accumulated other comprehensive (loss) income and was driven by increases in market interest rates, and the repurchase of 122,995 shares, for an aggregate purchase price of $3.0 million, under the Company’s share repurchase program, partially offset by retained earnings.

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

In June 2013, the federal bank regulatory agencies adopted the Basel III Capital Rules (i) to implement the Basel III capital framework and (ii) for calculating risk-weighted assets. These rules became effective January 1, 2015, subject to limited phase-in periods. The EGRRCPA, enacted in May 2018, required action by the FRB to expand the applicability of its Small Bank Holding Company Policy Statement, which, among other things, exempts certain bank holding companies from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements that apply to other bank holding companies. In August 2018, the FRB issued an interim final rule provisionally expanding the applicability of the small bank holding company policy statement to bank holding companies with consolidated total assets of less than $3 billion.  The statement previously applied only to bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, which was effective upon its issuance, the Company expects that it will be treated as a small bank holding company and will not be subject to regulatory capital requirements.  For an overview of the Basel III Capital Rules and the EGRRCPA, refer to “Regulation and Supervision” included in Item 1, “Business” of the Company’s 2021 Form 10-K.

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

Index
The following is a summary of the Bank’s capital ratios as of March 31, 2022 and December 31, 2021. As shown below, these ratios were all well above the recommended regulatory minimum levels.
TABLE 11: REGULATORY CAPITAL
	2022 Regulatory Minimums	March 31, 2022	2021 Regulatory Minimums	December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	12.19%	4.500%	12.57%
Tier 1 Capital to Risk-Weighted Assets	6.000%	12.19%	6.000%	12.57%
Tier 1 Leverage to Average Assets	4.000%	9.18%	4.000%	9.09%
Total Capital to Risk-Weighted Assets	8.000%	13.15%	8.000%	13.61%
Capital Conservation Buffer	2.500%	5.15%	2.500%	5.61%
Risk-Weighted Assets (in thousands)		$995,172		$952,218

On July 14, 2021, the Company issued $30.0 million in aggregate principal amount of 3.50% fixed-to-floating rate subordinated notes due 2031 (the Notes) in a private placement transaction.  The Notes initially bear interest at a fixed rate of 3.50% for five years and convert to three month SOFR plus 286 basis points, resetting quarterly, thereafter.  The Notes were structured to qualify as Tier 2 capital for regulatory purposes and are included in the Company’s Tier 2 capital as of March 31, 2022 and December 31, 2021.

Effective October 19, 2021, the Company’s Board of Directors approved a stock repurchase program. The Company is authorized pursuant to this program to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program, if any, will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares as a percentage of tangible book value, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Company will purchase any shares under the program. The Company repurchased 122,995 shares of the Company’s common stock at an aggregate cost of $3.0 million under this plan during the first quarter of 2022.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of the end of the first quarter of 2022, the Company had $399.0 million in FHLB borrowing availability based on loans and securities currently available for pledging. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks.

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

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at March 31, 2022. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

Index
TABLE 12: LIQUIDITY SOURCES AND USES
	March 31,
	2022
(dollars in thousands)	Total	In Use	Available
Sources:
Federal funds lines of credit	$115,000	$-	$115,000
Federal Home Loan Bank advances	399,020	-	399,020
Federal funds sold & balances at the Federal Reserve			141,964
Securities, available for sale and unpledged at fair value			176,084
Total short-term funding sources			$832,068

Uses: (1)
Unfunded loan commitments and lending lines of credit			74,457
Letters of credit			1,083
Total potential short-term funding uses			75,540
Liquidity coverage ratio			1101.5%
(1) Represents partial draw levels based on loan segment.

The Company’s operating activities provided $4.5 million of cash during the three months ended March 31, 2022, compared to $14.2 million provided during the comparative 2021 period.  The Company’s investing activities used $30.8 million of cash during the first quarter of 2022, compared to $18.4 million of cash provided during the first quarter of 2021. The Company’s financing activities used $3.4 million and provided $24.4 million of cash during the three months ended March 31, 2022 and 2021, respectively.

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

In the ordinary course of business the Company has entered into contractual obligations and has made other commitments to make future payments. As of March 31, 2022, there have been no material changes outside the ordinary course of business as disclosed in the Company’s contractual obligations disclosed in the Company’s 2021 Form 10-K.

Off-Balance Sheet Arrangements
As of March 31, 2022, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2021 Form 10-K.

Non-GAAP Financial Measures
In reporting the results of the quarter ended March 31, 2022, the Company has provided supplemental financial measures on a tax equivalent or an adjusted basis.  These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP.  In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations and enhance comparability of results of operations with prior periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance. A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is presented below.

Index
TABLE 13: Non-GAAP FINACIAL MEASURES
	Three Months Ended March 31,
(dollar in thousands, except per share data)	2022	2021
Fully Taxable Equivalent Net Interest Income
Net interest income (GAAP)	$9,637	$10,156
FTE adjustment	68	59
Net interest income (FTE) (non-GAAP)	$9,705	$10,215
Noninterest income (GAAP)	3,515	4,134
Total revenue (FTE) (non-GAAP)	$13,220	$14,349
Noninterest expense (GAAP)	10,713	10,558

Average earning assets	$1,246,028	$1,150,231
Net interest margin	3.14%	3.58%
Net interest margin (FTE) (non-GAAP)	3.16%	3.60%

Tangible Book Value Per Share	March 31, 2022	December 31, 2021
Total Stockholders Equity (GAAP)	$108,099	$120,818
Less goodwill	1,650	1,650
Less core deposit intangible	264	275
Tangible Stockholders Equity (non-GAAP)	$106,185	$118,893

Shares issued and outstanding	5,118,193	5,239,707

Book value per share	$21.12	$23.06
Tangible book value per share	$20.75	$22.69

ALLL as a Percentage of Loans Held for Investment	March 31, 2022	December 31, 2021	March 31, 2021
Loans held for investment (net of deferred fees and costs) (GAAP)	$855,234	$843,526	$807,661
Less PPP originations	7,509	19,008	66,805
Loans held for investment, (net of deferred fees and costs), excluding PPP (non-GAAP)	$847,725	$824,518	$740,856

ALLL	$9,520	$9,865	$9,661

ALLL as a Percentage of Loans Held for Investment	1.11%	1.17%	1.20%
ALLL as a Percentage of Loans Held for Investment, net of PPP originations	1.12%	1.20%	1.30%

Cautionary Statement Regarding Forward-Looking Statements
This report contains statements concerning the Company’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws and may include, but are not limited to: statements regarding expected future operations and financial performance; current and future interest rate levels and fluctuations; the Company’s technology and efficiency initiatives and anticipated completion timelines; potential effects of the COVID-19 pandemic, including on asset quality, the allowance for loan losses, provision for loan losses, interest rates, and results of operations; certain items that management does not expect to have an ongoing impact on consolidated net income; net interest margin compression and items affecting net interest margin; strategic business initiatives and the anticipated effects thereof, forgiveness of loans originated under the Paycheck Protection Program (PPP) of the Small Business Administration and the related impact on the Company’s results of operations; asset quality; adequacy of allowances for loan losses and the level of future chargeoffs; liquidity and capital levels; and the effect of future market and industry trends. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in:

•
interest rates, such as increases or volatility in short-term interest rates or yields on U.S. Treasury bonds and increases or volatility in mortgage interest rates, and the impacts on macroeconomic conditions, customer and client behavior and the Company’s funding costs

•	general business conditions, as well as conditions within the financial markets
•
general economic conditions, including unemployment levels, supply chain disruptions, higher inflation, and slowdowns in economic growth, including related to further and sustained economic impacts of the COVID-19 pandemic

•
the effectiveness of the Company’s efforts to respond to COVID-19, the severity and duration of the pandemic, the impact of loosening of governmental restrictions, the uncertainty regarding new variants, the pace and efficacy of vaccinations and treatment developments, the pace and durability of economic recovery and the heightened impact that COVID-19 may have on many of the risks described herein

•	the Company’s branch realignment initiatives
•	the Company’s technology, efficiency, and other strategic initiatives
•
the legislative/regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB

Index
•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, and the effect of these policies on interest rates and business in our markets

•	future levels of government defense spending particularly in the Company’s service area
•	the impact of potential changes in the political landscape and related policy changes, including monetary, regulatory and trade policies
•	the U.S. Government’s guarantee of repayment of student or small business loans purchased by the Company
•	the value of securities held in the Company’s investment portfolios
•	demand for loan products and the impact of changes in demand on loan growth
•	the quality or composition of the loan portfolios and the value of the collateral securing those loans
•	changes in the volume and mix of interest-earning assets and interest-bearing liabilities
•	the effects of management’s investment strategy and strategy to manage the net interest margin
•	the level of net charge-offs on loans and the adequacy of our allowance for loan and lease losses
•	performance of the Company’s dealer lending program
•	deposit flows
•	the strength of the Company’s counterparties
•	competition from both banks and non-banks
•	demand for financial services in the Company’s market area
•	implementation of new technologies
•	the Company’s ability to develop and maintain secure and reliable electronic systems
•	any interruption or breach of security in the Company’s information systems or those of the Company’s third-party vendors or their service providers
•	reliance on third parties for key services
•	cyber threats, attacks or events
•
potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine, or public health events, such as the COVID-19 pandemic, and of governmental and societal responses thereto

•	the use of inaccurate assumptions in management’s modeling systems
•	technological risks and developments
•	the commercial and residential real estate markets
•	the demand in the secondary residential mortgage loan markets
•	expansion of the Company’s product offerings
•	accounting principles, policies and guidelines and elections made by the Company thereunder

These risks and uncertainties, and the risks discussed in more detail in Item 1A. “Risk Factors,” of Part I of the Company’s 2021 Form 10-K should be considered in evaluating the forward-looking statements contained herein. Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “intend,” “should,” “could,” or similar expressions, are not statements of historical fact, and are based on management’s beliefs, assumptions and expectations regarding future events or performance as of the date of this report, taking into account all information currently available.  Readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which it is made, except as otherwise required by law. In addition, past results of operations are not necessarily indicative of future results.

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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company's 2021 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon vesting of restricted stock awards to satisfy tax withholding requirements. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the three months ended March 31, 2022, the Company did not repurchase any shares related to the equity compensation plan awards.

Effective October 19, 2021, the Company’s Board of Directors approved a stock repurchase program (the Repurchase Program). The Company is authorized pursuant to this program to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the Repurchase Program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares as a percentage of tangible book value, general market and economic conditions, applicable legal requirements and other conditions. There were 122,995 shares repurchased under the 2021 Repurchase Program during the first quarter of 2022.  As of March 31, 2022, the Company has made aggregate common stock repurchases of 129,595 shares for an aggregate cost of $3.2 million under the Repurchase Program.

The following table summarizes repurchases of the Company’s common stock that occurred during the three months ended March 31, 2022.

Period	Total number of shares repurchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximaate dollar value) of shares that may yet be purchased under the plans or programs ($)
January 1, 2022 - January 31, 2022	30,143	$23.85	30,143	$13,282,928
February 1, 2022 - February 28, 2022	23,752	24.41	23,752	12,703,136
March 1, 2022 - March 31, 2022	69,100	25.32	69,100	$10,953,747
Total	122,995	$24.68	122,995

Index
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

Information Required by Item 407(c)(3) of Regulation S-K:

The Company has made no changes to the process by which security holders may recommend nominees to its Board of Directors, which is discussed in the Company's Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders.

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

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL, filed herewith: (i) Consolidated Balance Sheets (unaudited for March 31, 2022), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Inline XBRL (included with Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

May 16, 2022	/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

May 16, 2022	/s/Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)