Form 10-Q
period 2022-06-30
OLD POINT FINANCIAL CORP
filed 2022-08-15
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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

5,014,236 shares of common stock ($5.00 par value) outstanding as of August 1, 2022

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

i

Index
GLOSSARY OF DEFINED TERMS

2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
ALLL	Allowance for Loan and Lease Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
The CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CET1	Common Equity Tier 1
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLR	Community Bank Leverage Ratio Framework
COVID-19	Novel cornovirus disease 2019
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
NIM	Net Interest Margin
Notes	The Company’s 3.50% fixed-to-floating rate subordinated notes due 2031
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
SEC	Securities and Exchange Commission
SOFR	Secured overnight financing rate
TDR	Troubled Debt Restructuring
Trust	Old Point Trust & Financial Services N.A.

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands, except share data)	2022	2021
	(unaudited)
Assets

Cash and due from banks	$18,913	$13,424
Interest-bearing due from banks	67,216	164,073
Federal funds sold	687	10,425
Cash and cash equivalents	86,816	187,922
Securities available-for-sale, at fair value	239,356	234,321
Restricted securities, at cost	1,389	1,034
Loans held for sale	1,325	3,287
Loans, net	904,376	833,661
Premises and equipment, net	31,377	32,134
Premises and equipment, held for sale	1,216	871
Bank-owned life insurance	28,566	28,168
Goodwill	1,650	1,650
Core deposit intangible, net	253	275
Other assets	18,560	14,832
Total assets	$1,314,884	$1,338,155

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$434,249	$421,531
Savings deposits	580,039	586,450
Time deposits	158,706	169,118
Total deposits	1,172,994	1,177,099
Overnight repurchase agreements	4,384	4,536
Federal Reserve Bank borrowings	-	480
Long term borrowings	29,472	29,407
Accrued expenses and other liabilities	6,884	5,815
Total liabilities	1,213,734	1,217,337

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,064,236 and 5,239,707 shares outstanding (includes 46,092 and 38,435 of nonvested restricted stock, respectively)	25,091	26,006
Additional paid-in capital	17,643	21,458
Retained earnings	74,266	71,679
Accumulated other comprehensive (loss) income, net	(15,850)	1,675
Total stockholders’ equity	101,150	120,818
Total liabilities and stockholders’ equity	$1,314,884	$1,338,155

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, dollars in thousands, except per share data)	2022	2021	2022	2021
Interest and Dividend Income:
Loans, including fees	$9,483	$8,814	$18,667	$18,768
Due from banks	208	52	281	95
Federal funds sold	6	-	7	-
Securities:
Taxable	1,123	791	2,112	1,561
Tax-exempt	251	191	460	372
Dividends and interest on all other securities	14	11	28	41
Total interest and dividend income	11,085	9,859	21,555	20,837

Interest Expense:
Checking and savings deposits	148	235	324	450
Time deposits	320	511	681	1,095
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	1	7	2	30
Long term borrowings	295	-	590	-
Total interest expense	764	753	1,597	1,575
Net interest income	10,321	9,106	19,958	19,262
Provision for loan losses	570	-	671	150
Net interest income after provision for loan losses	9,751	9,106	19,287	19,112

Noninterest Income:
Fiduciary and asset management fees	1,061	1,051	2,133	2,078
Service charges on deposit accounts	761	657	1,483	1,306
Other service charges, commissions and fees	1,143	1,163	2,196	2,150
Bank-owned life insurance income	195	204	426	430
Mortgage banking income	113	381	333	1,569
Other operating income	227	82	444	139
Total noninterest income	3,500	3,538	7,015	7,672

Noninterest Expense:
Salaries and employee benefits	6,611	6,227	13,033	12,454
Occupancy and equipment	1,143	1,123	2,304	2,325
Data processing	1,151	1,197	2,241	2,240
Customer development	69	69	162	147
Professional services	638	620	1,268	1,165
Employee professional development	275	192	539	333
Other taxes	212	171	425	422
ATM and other losses	100	17	114	156
Other operating expenses	891	919	1,717	1,851
Total noninterest expense	11,090	10,535	21,803	21,093
Income before income taxes	2,161	2,109	4,499	5,691
Income tax expense	269	267	576	837
Net income	$1,892	$1,842	$3,923	$4,854

Basic Earnings per Share:
Weighted average shares outstanding	5,086,957	5,237,479	5,136,380	5,231,026
Net income per share of common stock	$0.37	$0.35	$0.76	$0.93

Diluted Earnings per Share:
Weighted average shares outstanding	5,087,038	5,237,479	5,136,459	5,231,026
Net income per share of common stock	$0.37	$0.35	$0.76	$0.93

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, dollars in thousands)	2022	2021	2022	2021

Net income	$1,892	$1,842	$3,923	$4,854
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	(6,392)	696	(17,525)	(998)
Other comprehensive income (loss), net of tax	(6,392)	696	(17,525)	(998)
Comprehensive (loss) income	$(4,500)	$2,538	$(13,602)	$3,856

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in thousands, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
THREE MONTHS ENDED JUNE 30, 2022

Balance at March 31, 2022	5,087,910	$25,439	$19,082	$73,036	$(9,458)	$108,099
Net income	-	-	-	1,892	-	1,892
Other comprehensive income, net of tax	-	-	-	-	(6,392)	(6,392)
Employee Stock Purchase Plan share issuance	1,334	7	25	-	-	32
Common stock purchased	(76,100)	(380)	(1,542)	-	-	(1,922)
Restricted stock vested	5,000	25	(25)	-	-	-
Stock-based compensation expense	-	-	103	-	-	103
Cash dividends ($0.13 per share)	-	-	-	(662)	-	(662)

Balance at end of period	5,018,144	$25,091	$17,643	$74,266	$(15,850)	$101,150

THREE MONTHS ENDED JUNE 30, 2021

Balance at March 31, 2021	5,195,719	$25,979	$21,324	$68,245	$2,375	$117,923
Net income	-	-	-	1,842	-	1,842
Other comprehensive loss, net of tax	-	-	-	-	696	696
Employee Stock Purchase Plan share issuance	1,292	6	22	-	-	28
Restricted stock vested	8,521	43	(43)	-	-	-
Stock-based compensation expense	-	-	69	-	-	69
Cash dividends ($0.12 per share)	-	-	-	(630)	-	(630)

Balance at end of period	5,205,532	$26,028	$21,372	$69,457	$3,071	$119,928

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in thousands, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
SIX MONTHS ENDED JUNE 30, 2022

Balance at December 31, 2021	5,201,272	$26,006	$21,458	$71,679	$1,675	$120,818
Net income	-	-	-	3,923	-	3,923
Other comprehensive loss, net of tax	-	-	-	-	(17,525)	(17,525)
Employee Stock Purchase Plan share issuance	2,815	14	52	-	-	66
Common stock purchased	(199,095)	(995)	(3,975)	-	-	(4,970)
Restricted stock vested	13,152	66	(66)	-	-	-
Stock-based compensation expense	-	-	174	-	-	174
Cash dividends ($0.26 per share)	-	-	-	(1,336)	-	(1,336)

Balance at end of period	5,018,144	$25,091	$17,643	$74,266	$(15,850)	$101,150

SIX MONTHS ENDED JUNE 30, 2021

Balance at December 31, 2020	5,194,443	$25,972	$21,245	$65,859	$4,069	$117,145
Net income	-	-	-	4,854	-	4,854
Other comprehensive loss, net of tax	-	-	-	-	(998)	(998)
Employee Stock Purchase Plan share issuance	2,568	13	40	-	-	53
Restricted stock vested	8,521	43	(43)	-	-	-
Stock-based compensation expense	-	-	130	-	-	130
Cash dividends ($0.24 per share)	-	-	-	(1,256)	-	(1,256)

Balance at end of period	5,205,532	$26,028	$21,372	$69,457	$3,071	$119,928

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(unaudited, dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,923	$4,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,013	1,052
Amortization of right of use lease asset	159	185
Accretion related to acquisition, net	(1)	(7)
Amortization of subordinated debt issuance costs	65	-
Provision for loan losses	671	150
Net amortization of securities	616	438
Decrease in loans held for sale, net	1,962	12,129
Income from bank owned life insurance	(426)	(430)
Stock compensation expense	174	130
Deferred tax (benefit)	-	(12)
Decrease (increase) in other assets	800	(2,602)
Increase in accrued expenses and other liabilities	1,069	23
Net cash provided by operating activities	10,025	15,910

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(41,537)	(49,310)
Proceeds from (purchase) redemption of restricted securities, net	(355)	334
Proceeds from maturities and calls of available-for-sale securities	1,200	8,280
Proceeds from sales of available-for-sale securities	3,200	3,130
Paydowns on available-for-sale securities	9,302	9,397
Net (increase) decrease in loans held for investment	(71,363)	3,438
Purchases of premises and equipment	(601)	(760)
Proceeds from sale of premises and equipment	-	31
Net cash used in investing activities	(100,154)	(25,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	12,718	38,306
(Decrease) increase in savings deposits	(6,411)	42,808
Decrease in time deposits	(10,412)	(14,333)
(Decrease) increase in federal funds purchased, repurchase agreements and other borrowings, net	(152)	4,270
Repayment of Federal Reserve Bank borrowings	(480)	(25,237)
Proceeds from ESPP issuance	66	53
Repurchase of common stock	(4,970)	-
Cash dividends paid on common stock	(1,336)	(1,256)
Net cash (used in) provided by financing activities	(10,977)	44,611

Net (decrease) increase in cash and cash equivalents	(101,106)	35,061
Cash and cash equivalents at beginning of period	187,922	120,437
Cash and cash equivalents at end of period	$86,816	$155,498

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,583	$1,693

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized (loss) gain on securities available-for-sale	$(22,185)	$3,887
Former bank property transferred from fixed assets to held for sale assets	$345	$902
Right of use lease asset and liability	$-	$1,277

See Notes to Consolidated Financial Statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

THE COMPANY
Old Point Financial Corporation (NASDAQ: OPOF) (the Company) is a holding company that conducts substantially all of its operations through two wholly-owned subsidiaries, the Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services N.A. (Trust). As of June 30, 2022, the Bank had 14 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company, the Bank, and Trust. All significant intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at June 30, 2022 and December 31, 2021, the statements of income, comprehensive (loss) income, and changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the statements of cash flows for the six months ended June 30, 2022 and 2021. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2021 Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

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

The amendments of ASC 326, upon adoption, will be applied on a modified retrospective basis, with the cumulative effect of adopting the new standard being recorded as an adjustment to opening retained earnings in the period of adoption. The Company has established a committee to oversee the adoption of ASC 326. The Company has engaged a vendor to assist in modeling expected lifetime losses under ASC 326, gathered historical loan loss data for purposes of evaluating appropriate portfolio segmentation and modeling methods under the standard, performed procedures to validate the historical loan loss data to ensure its suitability and reliability for purposes of developing an estimate of expected credit losses under ASC 326, and is continuing to develop and refine an approach to estimating the allowance for credit losses. The adoption of ASC 326 will result in significant changes to the Company’s consolidated financial statements, which may include changes in the level of the allowance for credit losses that will be considered adequate, a reduction in total equity and regulatory capital of the Bank, differences in the timing of recognizing changes to the allowance for credit losses and expanded disclosures about the allowance for credit losses. The Company is performing parallel runs to determine an estimate of the effect of these changes, but such an estimate is not yet available. The adoption of the standard will also result in significant changes in the Company’s internal control over financial reporting related to the allowance for credit losses.

Index
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

Note 2. Securities

Amortized costs and fair values, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated are as follows:

	June 30, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$19,184	$-	$(1,633)	$17,551
Obligations of U.S. Government agencies	36,536	-	(1,151)	35,385
Obligations of state and political subdivisions	78,384	42	(9,553)	68,873
Mortgage-backed securities	93,961	23	(6,681)	87,303
Money market investments	1,614	-	-	1,614
Corporate bonds and other securities	29,741	17	(1,128)	28,630
	$259,420	$82	$(20,146)	$239,356

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$15,052	$-	$(148)	$14,904
Obligations of U.S. Government agencies	38,651	75	(168)	38,558
Obligations of state and political subdivisions	64,132	1,948	(277)	65,803
Mortgage-backed securities	88,511	1,348	(801)	89,058
Money market investments	2,413	-	-	2,413
Corporate bonds and other securities	23,441	261	(117)	23,585
	$232,200	$3,632	$(1,511)	$234,321

The amortized cost and fair value of securities by contractual maturity are shown below:

	June 30, 2022
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	16,290	15,761
Due after five through ten years	81,006	75,206
Due after ten years	160,510	146,775
Other securities, restricted	1,614	1,614
	$259,420	$239,356

Index
The Company did not realize any gains or losses on the sale of investment securities during the six months ended June 30, 2022 and 2021, respectively.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired as of June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	June 30, 2022
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$1,633	$17,551	$-	$-	$1,633	$17,551
Obligations of U.S. Government agencies	870	27,351	281	8,034	1,151	35,385
Obligations of state and political subdivisions	8,785	61,930	768	3,465	9,553	65,395
Mortgage-backed securities	4,082	65,392	2,599	18,633	6,681	84,025
Corporate bonds and other securities	1,128	23,122	-	-	1,128	23,122
Total securities available-for-sale	$16,498	$195,346	$3,648	$30,132	$20,146	$225,478

	December 31, 2021
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$148	$14,904	$-	$-	$148	$14,904
Obligations of U.S. Government agencies	131	19,181	37	5,042	168	24,223
Obligations of state and policitcal subdivisions	277	20,673	-	-	277	20,673
Mortgage-backed securities	608	35,882	193	6,450	801	42,332
Corporate bonds and other securities	117	9,833	-	-	117	9,833
Total securities available-for-sale	$1,281	$100,473	$230	$11,492	$1,511	$111,965

The number of investments in an unrealized loss position as of June 30, 2022 and December 31, 2021 were 162 and 72, respectively. Certain investments within the Company’s portfolio had unrealized losses for more than twelve months at June 30, 2022 and December 31, 2021, as shown in the tables above. The primary cause of the temporary impairments in the Company’s investment security portfolio was increases in market interest rates. The Company concluded that no other-than-temporary impairment existed in its securities portfolio at June 30, 2022, and no other-than-temporary impairment loss has been recognized in net income during the first six months of 2022, based primarily on the following: (i) changes in fair value were caused primarily by fluctuations in interest rates, (ii) there were no securities with unrealized losses that were significant relative to their carrying amounts, (iii) securities with unrealized losses had generally high credit quality, (iv) the Company intends to hold these investments until recovery of its investment and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (v) issuers have continued to make timely payments of principal and interest.

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

Index
Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

(dollars in thousands)	June 30, 2022	December 31, 2021
Mortgage loans on real estate:
Residential 1-4 family	$164,257	$130,776
Commercial - owner occupied	199,121	198,413
Commercial - non-owner occupied	200,318	184,190
Multifamily	25,051	19,050
Construction	64,789	58,440
Second mortgages	8,207	7,877
Equity lines of credit	52,664	48,665
Total mortgage loans on real estate	714,407	647,411
Commercial and industrial loans	63,163	68,690
Consumer automobile loans	104,462	85,023
Other consumer loans	24,094	33,418
Other (1)	8,146	8,984
Total loans, net of deferred fees	914,272	843,526
Less: Allowance for loan losses	9,896	9,865
Loans, net of allowance and deferred fees (2)	$904,376	$833,661

(1)
Overdrawn accounts are reclassified as loans and included in the Other category in the table above.  Overdrawn deposit accounts, excluding internal use accounts, totaled $337 thousand and $304 thousand at June 30, 2022 and December 31, 2021, respectively.

(2)	Net deferred loan fees totaled $761 thousand and $1.3 million at June 30, 2022 and December 31, 2021, respectively.

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

Index
The following tables present credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of June 30, 2022
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$164,096	$-	$161	$-	$164,257
Commercial - owner occupied	195,462	1,548	2,111	-	199,121
Commercial - non-owner occupied	199,506	263	549	-	200,318
Multifamily	25,051	-	-	-	25,051
Construction	63,437	354	998	-	64,789
Second mortgages	8,207	-	-	-	8,207
Equity lines of credit	52,664	-	-	-	52,664
Total mortgage loans on real estate	$708,423	$2,165	$3,819	$-	$714,407
Commercial and industrial loans	62,908	-	255	-	63,163
Consumer automobile loans	104,444	-	18	-	104,462
Other consumer loans	24,094	-	-	-	24,094
Other	8,146	-	-	-	8,146
Total	$908,015	$2,165	$4,092	$-	$914,272

Credit Quality Information
As of December 31, 2021
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$130,584	$-	$192	$-	$130,776
Commercial - owner occupied	195,512	788	2,113	-	198,413
Commercial - non-owner occupied	183,093	434	663	-	184,190
Multifamily	19,050	-	-	-	19,050
Construction	57,224	218	998	-	58,440
Second mortgages	7,877	-	-	-	7,877
Equity lines of credit	48,665	-	-	-	48,665
Total mortgage loans on real estate	$642,005	$1,440	$3,966	$-	$647,411
Commercial and industrial loans	68,261	-	429	-	68,690
Consumer automobile loans	85,002	-	21	-	85,023
Other consumer loans	33,418	-	-	-	33,418
Other	8,984	-	-	-	8,984
Total	$837,670	$1,440	$4,416	$-	$843,526

As of June 30, 2022 and December 31, 2021, the Company did not have any loans internally classified as Doubtful or Loss.

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

Index
Age Analysis of Past Due Loans as of June 30, 2022
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$-	$234	$-	$161	$163,862	$164,257
Commercial - owner occupied	-	-	-	2,111	197,010	199,121
Commercial - non-owner occupied	263	-	-	549	199,506	200,318
Multifamily	-	-	-	-	25,051	25,051
Construction	293	-	-	998	63,498	64,789
Second mortgages	-	-	22	-	8,185	8,207
Equity lines of credit	15	12	-	-	52,637	52,664
Total mortgage loans on real estate	$571	$246	$22	$3,819	$709,749	$714,407
Commercial and industrial loans	35	-	-	255	62,873	63,163
Consumer automobile loans	1,109	100	400	-	102,853	104,462
Other consumer loans	314	200	143	-	23,437	24,094
Other	38	1	-	-	8,107	8,146
Total	$2,067	$547	$565	$4,074	$907,019	$914,272

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccural column and not also in its respective past due column.

In the table above, the past due totals include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $143 thousand at June 30, 2022.

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

Although the portions of the student loan portfolios that are 90 days or more past due would normally be considered impaired, the Company does not include these loans in its impairment analysis. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans as of June 30, 2022, management does not expect significant increases in delinquencies of these loans to have a material effect on the Company.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class

(dollars in thousands)	June 30, 2022	December 31, 2021
Mortgage loans on real estate:
Residential 1-4 family	$161	$191
Commercial - owner occupied	2,111	-
Commercial - non-owner occupied	549	113
Construction and land development	998	-
Total mortgage loans on real estate	3,819	304
Commercial and industrial loans	255	174
Total	$4,074	$478

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Interest income that would have been recorded under original loan terms	$132	$61
Actual interest income recorded for the period	4	-
Reduction in interest income on nonaccrual loans	$128	$61

Index
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

There were no new TDRs in the six months ended June 30, 2022 and 2021.

At June 30, 2022 and 2021, the Company had no outstanding commitments to disburse additional funds on any TDR. The Company had no loans secured by residential 1 - 4 family real estate in the process of foreclosure at June 30, 2022 and 2021.

In the three and six months ended June 30, 2022 and 2021, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

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

Impaired Loans by Class
	As of June 30, 2022				For the Six Months Ended June 30, 2022
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$296	$47	$243	$26	$293	$4
Commercial	4,580	4,417	100	1	4,570	-
Construction	1,077	1,076	-	-	1,076	-
Second mortgages	-	-	-	-	-	-
Total mortgage loans on real estate	5,953	5,540	343	27	5,939	4
Commercial and industrial loans	255	255	-	-	255	1
Other consumer loans	5	3	-	-	4	-
Total	$6,213	$5,798	$343	$27	$6,198	$5

Index
Impaired Loans by Class
	As of December 31, 2021				For the Year Ended December 31, 2021
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$353	$25	$300	$30	$328	$7
Commercial	610	178	413	8	601	1
Construction	80	79	-	-	80	4
Second mortgages	127	-	125	3	126	5
Total mortgage loans on real estate	1,170	282	838	41	1,135	17
Commercial and industrial loans	188	-	174	87	181	17
Other consumer loans	9	7	-	-	8	-
Total	$1,367	$289	$1,012	$128	$1,324	$34

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

Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At June 30, 2022 and December 31, 2021 management used eight twelve-quarter migration periods.

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

Based on capital levels, stress testing indications, prudent underwriting policies, watch credit processes, and loan concentration diversification, the Company currently expects to be able to manage the economic risks and uncertainties associated with the pandemic, increases in market interest rates, and potential effects on credit quality, which may result in additional increases in the provision for loan losses.

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management’s estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $9.9 million adequate to cover estimable and probable loan losses inherent in the loan portfolio at June 30, 2022.

The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
For the six months ended June 30, 2022
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865
Charge-offs	(296)	-	(3)	-	(622)	(190)	-	(1,111)
Recoveries	127	-	40	-	219	85	-	471
Provision for loan losses	82	20	249	(351)	523	148	-	671
Ending Balance	$596	$479	$2,676	$4,436	$1,482	$227	$-	$9,896

Individually evaluated for impairment	$-	$-	$26	$1	$-	$-	$-	$27
Collectively evaluated for impairment	596	479	2,650	4,435	1,482	227	-	9,869

Ending Balance	$596	$479	$2,676	$4,436	$1,482	$227	$-	$9,896

Loans Balances:
Individually evaluated for impairment	255	1,076	290	4,517	3	-	-	6,141
Collectively evaluated for impairment	62,908	63,713	249,889	394,922	128,553	8,146	-	908,131
Ending Balance	$63,163	$64,789	$250,179	$399,439	$128,556	$8,146	$-	$914,272

(1)	The real estate-mortgage segment includes residential 1 – 4 family, multi-family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

For the Year ended December 31, 2021
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541
Charge-offs	(27)	-	(14)	-	(800)	(278)	-	(1,119)
Recoveries	41	-	76	44	390	98	-	649
Provision for loan losses	19	120	(232)	309	470	241	(133)	794
Ending Balance	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865

Individually evaluated for impairment	$87	$-	$33	$8	$-	$-	$-	$128
Collectively evaluated for impairment	596	459	2,357	4,779	1,362	184	-	9,737

Ending Balance	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865

Loans Balances:
Individually evaluated for impairment	174	79	450	591	7	-	-	1,301
Collectively evaluated for impairment	68,516	58,361	205,918	382,012	118,434	8,984	-	842,225
Ending Balance	$68,690	$58,440	$206,368	$382,603	$118,441	$8,984	$-	$843,526

(1)	The real estate-mortgage segment includes residential 1 – 4 family, multi-family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

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

The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the consolidated balance sheets. There were no new leases executed during the first six months of 2022. The following tables present information about the Company’s leases:

(dollars in thousands)	June 30, 2022
Lease liabilities	$878
Right-of-use assets	$853
Weighted average remaining lease term	3.14 years
Weighted average discount rate	1.73%

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost (in thousands)	2022	2021	2022	2021
Operating lease cost	$82	$81	$164	$185
Total lease cost	$82	$81	$164	$185

Cash paid for amounts included in the measurement of lease liabilities	$85	$84	$169	$187

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of June 30, 2022
Six months ending December 31, 2022	$170
Twelve months ending December 31, 2023	248
Twelve months ending December 31, 2024	240
Twelve months ending December 31, 2025	193
Thereafter	70
Total undiscounted cash flows	$921
Discount	(43)
Lease liabilities	$878

Note 5. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both June 30, 2022 and December 31, 2021. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $1.8 million and $1.9 million at June 30, 2022 and December 31, 2021, respectively. The expected terms of these investments and the related tax benefits run through 2033. There were no additional capital calls expected for the funds at June 30, 2022.

Index
The table below summarizes the tax credits and other tax benefits recognized by the Company related to these investments during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Tax credits and other benefits
Amortization of operating losses	$51	$51	$102	$100
Tax benefit of operating losses*	11	11	21	21
Tax credits	89	89	178	183
Total tax benefits	$100	$100	$199	$204

*	Computed using a 21% tax rate.

Note 6. Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Short-term borrowings sources consist of federal funds purchased, overnight repurchase agreements (which are secured transactions with customers that generally mature within one to four days), and advances from the FHLB.

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At June 30, 2022 and December 31, 2021, the remaining credit available from these lines totaled $115.0 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $395.3 million and $391.3 as of June 30, 2022 and December 31, 2021, respectively.

SHORT-TERM BORROWINGS
The following table presents total short-term borrowings as of the dates indicated:

(dollars in thousands)	June 30, 2022	December 31, 2021
Overnight repurchase agreements	$4,384	$4,536
Total short-term borrowings	$4,384	$4,536

Maximum month-end outstanding balance	$4,384	$12,239
Average outstanding balance during the period	$4,075	$7,293
Average interest rate (year-to-date)	0.08%	0.10%
Average interest rate at end of period	0.06%	0.10%

LONG-TERM BORROWINGS
At June 30, 2022 the Company had fully repaid the borrowings under the FRB’s PPPLF. At December 31, 2021 the Company had $480 thousand outstanding in long-term borrowings under the PPPLF.

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

Index
The following financial instruments whose contract amounts represent credit risk were outstanding at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Commitments to extend credit:
Home equity lines of credit	$83,676	$71,751
Commercial real estate, construction and development loans committed but not funded	51,093	42,683
Other lines of credit (principally commercial)	56,664	52,695
Total	$191,433	$167,129

Letters of credit	$257	$3,617

Note 8. Share-Based Compensation

The Company has adopted an employee stock purchase plan and offers share-based compensation through its equity compensation plan. Share-based compensation arrangements may include stock options, restricted and unrestricted stock awards, restricted stock units, performance units and stock appreciation rights. Accounting standards require all share-based payments to employees and non-employee directors to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period. The Company accounts for forfeitures during the vesting period as they occur.

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of June 30, 2022 only restricted stock has been granted under the Incentive Stock Plan.

Restricted stock activity for the six months ended June 30, 2022 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2022	38,435	$20.49
Issued	20,809	25.65
Vested	(13,152)	21.93
Forfeited	-	-
Nonvested, June 30, 2022	46,092	$22.41

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.91 years.

The fair value of restricted stock granted during the six months ended June 30, 2022 and 2021 was $534 thousand and $403 thousand, respectively.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $663 thousand as of June 30, 2022 and $527 thousand as of June 30, 2021.

Stock-based compensation expense was $103 thousand and $69 thousand for the three months ended June 30, 2022 and 2021, respectively, and $174 thousand and $130 thousand for the six months ended June 30, 2022 and 2021, respectively.

Under the Company’s Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and was set at 5% for 2021 and for the first six months of 2022.

Total stock purchases under the ESPP amounted to 2,815 shares during the six months ended June 30, 2022. At June 30, 2022, the Company had 224,728 remaining shares reserved for issuance under the ESPP.

Note 9. Stockholders’ Equity and Earnings per Share

STOCKHOLDERS’ EQUITY – Accumulated Other Comprehensive Income (Loss)
There were no amounts reclassified out of accumulated other comprehensive income (loss), by category, during the three or six month periods ended June 30, 2022 or 2021, respectively.

Index
The following tables present the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Three Months Ended June 30, 2022
Balance at beginning of period	$(9,458)	$(9,458)
Net other comprehensive loss	(6,392)	(6,392)
Balance at end of period	$(15,850)	$(15,850)

Three Months Ended June 30, 2021
Balance at beginning of period	$2,375	$2,375
Net other comprehensive income	696	696
Balance at end of period	$3,071	$3,071

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Six Months Ended June 30, 2022
Balance at beginning of period	$1,675	$1,675
Net other comprehensive loss	(17,525)	(17,525)
Balance at end of period	$(15,850)	$(15,850)

Six Months Ended June 30, 2021
Balance at beginning of period	$4,069	$4,069
Net other comprehensive loss	(998)	(998)
Balance at end of period	$3,071	$3,071

The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated.

	Three Months Ended June 30, 2022
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(8,090)	$(1,698)	$(6,392)

Total change in accumulated other comprehensive income, net	$(8,090)	$(1,698)	$(6,392)

	Three Months Ended June 30, 2021
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$881	$185	$696

Total change in accumulated other comprehensive income, net	$881	$185	$696

Index
	Six Months Ended June 30, 2022
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(22,183)	$(4,658)	$(17,525)

Total change in accumulated other comprehensive income, net	$(22,183)	$(4,658)	$(17,525)

	Six Months Ended June 30, 2021
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,263)	$(265)	$(998)

Total change in accumulated other comprehensive income, net	$(1,263)	$(265)	$(998)

EARNINGS PER COMMON SHARE
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to the ESPP.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2022 and 2021:

(dollars in thousands except per share data)	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2022
Net income, basic	$1,892	5,087	$0.37
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$1,892	5,087	$0.37

Three Months Ended June 30, 2021
Net income, basic	$1,842	5,237	$0.35
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$1,842	5,237	$0.35

Six Months Ended June 30, 2022
Net income, basic	$3,923	5,136	$0.76
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$3,923	5,136	$0.76

Six Months Ended June 30, 2021
Net income, basic	$4,854	5,231	$0.93
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$4,854	5,231	$0.93

The Company had no antidilutive shares outstanding in the three and six months ended June 30, 2022 and 2021, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

The Company has a share repurchase program (the Repurchase Program) which was authorized by the Board of Directors in October 2021 to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. During the first six months of 2022, 199,095 shares, for an aggregate purchase price of $5.0 million, were repurchased by the Company under the Repurchase Plan, and of these shares, approximately 76,100 shares, for an aggreagate purchase price of $1.9 million, were repurchased by the Company during the second quarter of 2022.

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

The Company recognizes interest rate swaps on loans at fair value. The Company has contracted with a third party vendor to provide valuations for these interest rate swaps using standard valuation techniques. All of the Company’s interest rate swaps on loans are classified as Level 2.

Index
The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at June 30, 2022 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities
U.S. Treasury securities	$17,551	$-	$17,551	$-
Obligations of U.S. Government agencies	35,385	-	35,385	-
Obligations of state and political subdivisions	68,873	-	68,873	-
Mortgage-backed securities	87,303	-	87,303	-
Money market investments	1,614	-	1,614	-
Corporate bonds and other securities	28,630	-	28,630	-
Total available-for-sale securities	239,356	-	239,356	-
Derivatives
Interest rate lock	21	-	21	-
Interest rate swap on loans	735	-	735	-
Total assets	$240,112	$-	$240,112	$-

Liabilities:
Derivatives
Interest rate swap on loans	735	-	735	-
Total liabilities	$735	$-	$735	$-

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$14,904	$-	$14,904	$-
Obligations of U.S. Government agencies	38,558	-	38,558	-
Obligations of state and political subdivisions	65,803	-	65,803	-
Mortgage-backed securities	89,058	-	89,058	-
Money market investments	2,413	-	2,413	-
Corporate bonds and other securities	23,585	-	23,585	-
Total available-for-sale securities	$234,321	$-	$234,321	$-
Derivatives
Interest rate lock	43	-	43	-
Interest rate swap on loans	181	-	181	-
Total assets	$234,545	$-	$234,545	$-

Liabilities:
Derivatives
Interest rate swap on loans	181	-	181	-
Total assets	$181	$-	$181	$-

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

		Carrying Value at June 30, 2022
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans
Loans held for sale	$1,325	$-	$1,325	$-

		Carrying Value at December 31, 2021
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Commercial loans	$87	$-	$-	$87
Total	$87	$-	$-	$87

Loans
Loans held for sale	$3,287	$-	$3,287	$-

The following tables display the quantitative information about Level 3 Fair Value Measurements as of the dates indicated.

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Commercial loans	$87	Market comparables	Selling costs	0.00% -8.00% (7.00%)

Index
The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at June 30, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$86,816	$86,816	$-	$-
Securities available-for-sale	239,356	-	239,356	-
Restricted securities	1,389	-	1,389	-
Loans held for sale	1,325	-	1,325	-
Loans, net of allowances for loan losses	904,376	-	-	897,827
Derivatives
Interest rate lock	21	-	21	-
Interest rate swap on loans	735	-	735	-
Bank owned life insurance	28,566	-	28,566	-
Accrued interest receivable	3,505	-	3,505	-

Liabilities
Deposits	$1,172,994	$-	$1,174,165	$-
Overnight repurchase agreements	4,384	-	4,384	-
Long term borrowings	29,472	-	27,124	-
Derivatives
Interest rate swap on loans	735	-	735	-
Accrued interest payable	642	-	642	-

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$187,922	$187,922	$-	$-
Securities available-for-sale	234,321	-	234,321	-
Restricted securities	1,034	-	1,034	-
Loans held for sale	3,287	-	3,287	-
Loans, net of allowances for loan losses	833,661	-	-	834,693
Derivatives
Interest rate lock	43	-	43	-
Interest rate swap on loans	181	-	181	-
Bank owned life insurance	28,168	-	28,168	-
Accrued interest receivable	3,339	-	3,339	-

Liabilities
Deposits	$1,177,099	$-	$1,179,631	$-
Overnight repurchase agreements	4,536	-	4,536	-
Federal Reserve Bank borrowings	480	-	480	-
Long term borrowings	29,407	-	29,657	-
Derivatives
Interest rate swap on loans	181	-	181	-
Accrued interest payable	693	-	693	-

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and six months ended June 30, 2022 and 2021 follows:

	Three Months Ended June 30, 2022
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$11,068	$17	$800	$(800)	$11,085
Income from fiduciary activities	-	1,061	-	-	1,061
Other income	2,130	325	50	(66)	2,439
Total operating income	13,198	1,403	850	(866)	14,585

Expenses
Interest expense	469	-	295	-	764
Provision for loan losses	570	-	-	-	570
Salaries and employee benefits	5,542	893	176	-	6,611
Other expenses	4,062	285	198	(66)	4,479
Total operating expenses	10,643	1,178	669	(66)	12,424

Income before taxes	2,555	225	181	(800)	2,161

Income tax expense (benefit)	352	47	(130)	-	269

Net income	$2,203	$178	$311	$(800)	$1,892

Capital expenditures	$404	$-	$-	$-	$404

Total assets	$1,306,972	$7,283	$131,174	$(130,545)	$1,314,884

Index
	Three Months Ended June 30, 2021
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$9,853	$6	$2,029	$(2,029)	$9,859
Income from fiduciary activities	-	1,051	-	-	1,051
Other income	2,219	283	50	(65)	2,487
Total operating income	12,072	1,340	2,079	(2,094)	13,397

Expenses
Interest expense	752	-	1	-	753
Provision for loan losses	-	-	-	-	-
Salaries and employee benefits	5,299	764	164	-	6,227
Other expenses	3,999	252	122	(65)	4,308
Total operating expenses	10,050	1,016	287	(65)	11,288

Income before taxes	2,022	324	1,792	(2,029)	2,109

Income tax expense (benefit)	248	69	(50)	-	267

Net income	$1,774	$255	$1,842	$(2,029)	$1,842

Capital expenditures	$598	$36	$-	$-	$634

Total assets	$1,267,532	$7,213	$120,000	$(119,934)	$1,274,811

	Six Months Ended June 30, 2022
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$21,524	$31	$1,650	$(1,650)	$21,555
Income from fiduciary activities	-	2,133	-	-	2,133
Other income	4,309	604	100	(131)	4,882
Total operating income	25,833	2,768	1,750	(1,781)	28,570

Expenses
Interest expense	1,007	-	590	-	1,597
Provision for loan losses	671	-	-	-	671
Salaries and employee benefits	10,971	1,741	321	-	13,033
Other expenses	7,950	579	372	(131)	8,770
Total operating expenses	20,599	2,320	1,283	(131)	24,071

Income before taxes	5,234	448	467	(1,650)	4,499

Income tax expense (benefit)	729	95	(248)	-	576

Net income	$4,505	$353	$715	$(1,650)	$3,923

Capital expenditures	$601	$-	$-	$-	$601

Total assets	$1,306,972	$7,283	$131,174	$(130,545)	$1,314,884

Index
	Six Months Ended June 30, 2021
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$20,826	$11	$5,177	$(5,177)	$20,837
Income from fiduciary activities	-	2,078	-	-	2,078
Other income	5,085	539	100	(130)	5,594
Total operating income	25,911	2,628	5,277	(5,307)	28,509

Expenses
Interest expense	1,570	-	5	-	1,575
Provision for loan losses	150	-	-	-	150
Salaries and employee benefits	10,619	1,507	328	-	12,454
Other expenses	8,062	531	176	(130)	8,639
Total operating expenses	20,401	2,038	509	(130)	22,818

Income before taxes	5,510	590	4,768	(5,177)	5,691

Income tax expense (benefit)	798	125	(86)	-	837

Net income	$4,712	$465	$4,854	$(5,177)	$4,854

Capital expenditures	$719	$41	$-	$-	$760

Total assets	$1,267,532	$7,213	$120,000	$(119,934)	$1,274,811

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

The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2021 Form 10-K. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company’s future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on future business, financial condition or results of operations, see “Cautionary Statement Regarding Forward-Looking Statements” at the end of this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

Net income for the three months ended June 30, 2022 was $1.9 million ($0.37 per diluted share) compared to $1.8 million ($0.35 per diluted share) for the three months ended June 30, 2021.  For the six months ended June 30, 2022 and 2021, net income was $3.9 million, or $0.76 per diluted common share, and $4.9 million, or $0.93 per diluted common share, respectively.  Total assets of $1.3 billion as of June 30, 2022 decreased by $23.3 million from December 31, 2021.

Key factors affecting comparisons of consolidated net income for the three and six months ended June 30, 2022 are as follows. Comparisons are to the three and six months ended June 30, 2021 unless otherwise stated.

•	Loans held for investment (net of deferred fees and costs), excluding PPP (non-GAAP), increased $138.6 million, or 18.0%, from June 30, 2021;
•
Average earning assets of $1.2 billion for the three and six months ended June 30, 2022 increased $54.1 million, or 4.6%, and $74.8 million, or 6.4%, compared to the prior year comparative periods, respectively;

•
Interest income increased $1.2 million, or 12.4%, and $718 thousand, or 3.5%, respectively. The Company recognized net PPP origination fees of $213 thousand in the second quarter of 2022 compared to $449 thousand in the second quarter of 2021. For the first six months of 2022, net PPP origination fees recognized were $621 thousand compared to $2.0 million for the comparative 2021 period;

•
Interest expense increased $11 thousand, or 1.5%, and $22 thousand, or 1.4%, compared to the prior year comparative periods, due primarily to an increase in long term borrowings partially offset by lower rates and shifts in funding to lower cost deposits;

•
Net Interest Margin (NIM) was 3.36% and 3.10% for second quarter of 2022 and 2021, respectively. For the six months ended June 30, 2022, NIM was 3.25% compared to 3.33% for the comparative 2021 period;

•
Fiduciary and asset management fees increased $10 thousand and $55 thousand respectively. Service charges on deposit accounts increased $104 thousand, or 15.8%, and $177 thousand, or 13.6%, respectively; and

•	Mortgage banking income decreased $268 thousand, or 70.3%, and $1.2 million, or 78.8%, due to declines in mortgage industry volume and rising interest rates.

For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” below.

Capital Management and Dividends
Total equity was $101.2 million at June 30, 2022, compared to $120.8 million at December 31, 2021. Total equity decreased $19.7 million at June 30, 2022 compared to December 31, 2021, due primarily to unrealized losses in the market value of securities available for sale, which are recognized as a component of accumulated other comprehensive (loss) income, and the repurchase of shares under the Company’s Repurchase Program, partially offset by net income. The Company’s securities available for sale are fixed income debt securities, and their decline in market value during the first six months of 2022 was a result of increases in market interest rates. The Company expects to recover its investments in debt securities through scheduled payments of principal and interest and unrealized losses are not expected to affect the earnings or regulatory capital of the Company or its subsidiaries.

Index
For the second quarter of 2022 the Company declared dividends of $0.13 per share, an increase of 8.3% over dividends of $0.12 per share declared in the second quarter of 2021. For the six months ended June 30, 2022, dividends declared were $0.26 per share compared to $0.24 per share for the six months ended June 30, 2021. The Board of Directors of the Company continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements, and expected earnings. The Company’s principal goals related to the maintenance of capital are to provide adequate capital to support the Company’s risk profile consistent with the Board-approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to stockholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total capital for the Bank are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

The Company has a Repurchase Program which was authorized by the Board of Directors in October 2021 to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. During the second quarter and first six months of 2022, 76,100 shares, for an aggregate purchase price of $1.9 million, and 199,095 shares, for an aggregate purchase price of $5.0 million, respectively, were repurchased by the Company under the Repurchase Program.

At June 30, 2022, the book value per share of the Company’s common stock was $19.97, and tangible book value per share (non-GAAP) was $19.60, compared to $23.06 and $22.69, respectively, at December 31, 2021. Refer to “Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

Allowance for Loan Losses
The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when it is believed the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in the Company’s judgment, will be adequate to absorb probable and estimable losses inherent in the loan portfolio. The judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the allowance, management considers a range of possible assumptions and outcomes related to the various factors identified above. Under alternative assumptions that we considered in developing our estimate of an allowance that will be adequate to absorb probable and estimable losses inherent in the loan portfolio at June 30, 2022, our estimate of the allowance varied between $8 million and $10 million.

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

Net interest income for the second quarter of 2022 was $10.3 million, an increase of $1.2 million, or 13.3%, from the second quarter of 2021. The increase from the prior-year comparative quarter was due primarily to growth in higher yielding loans and investments funded by lower yielding cash, and higher average yields on higher earning asset balances, due to the effect of rising market interest rates. For the six months ended June 30, 2022 and 2021, net interest income was $20.0 million and $19.3 million, respectively. The increase from the prior-year comparative period was impacted by higher average earning assets at lower average earning yields, driven primarily by accelerated recognition of net deferred fees related to PPP forgiveness at a lower volume during 2022, partially offset by higher average-interest bearing liabilities at lower average rates.

Index
The NIM was 3.36% for the quarter ended June 30, 2022 as compared to 3.10% for the second quarter of 2021. Net interest income, on a fully tax-equivalent basis (non-GAAP), was $10.4 million for the second quarter of 2022, an increase of $1.2 million from the 2021 comparative quarter. On a fully tax-equivalent basis (non-GAAP), NIM was 3.38% and 3.12%, for the quarters ended June 30, 2022 and 2021, respectively.

Average loans increased $45.0 million, or 5.4%, and $36.8 million, or 4.4%, for the second quarter and first six months of 2022 compared to the prior year comparative periods, respectively. The increase in average loans outstanding in 2022 compared to 2021 was due primarily to growth in the commercial real estate, automobile, and consumer real estate segments of the loan portfolio. Average loan yields were higher in the second quarter of 2022 compared to the same period of 2021 due primarily to the effects of rising interest rates on the Company’s variable-rate loans and recently originated loans. For the first six months of 2022, average loan yields were lower compared to the same period of 2021 due primarily to lower accelerated recognition of deferred fees and costs related to PPP forgiveness partially offset by the effects of rising interest rates during the first six months of 2022. Loan fees and costs related to PPP loans are deferred at time of loan origination, are amortized into interest income over the remaining term of the loans and are accelerated upon forgiveness or repayment of the PPP loans. Net PPP fees of $213 thousand were recognized in the second quarter of 2022 compared to $449 thousand in the prior year quarter. Net PPP fees recognized for the first six months of 2022 were $621 thousand, down from $2.0 million for the comparative 2021 period. As of June 30, 2022, unrecognized net PPP fees were $82 thousand. Subordinated debt interest expense also impacted the NIM for the second quarter and first six months of 2022. During the first six months of 2022, market interest rates increased, and the Company was asset sensitive at June 30, 2022 and believes the balance sheet is well positioned for a rising interest rate environment; however, the extent to which rising interest rates will ultimately affect the Company’s NIM is uncertain. For more information about these FTE financial measures, please see “Non-GAAP Financial Measures” below.

Average securities available for sale increased $44.7 million and $47.2 million for the second quarter and first six months of 2022, compared to 2021, due primarily to higher purchases of securities in order to utilize excess liquidity rather than holding in lower-yielding cash reserves. The average yield on the securities portfolio on a fully tax-equivalent basis increased 28 basis points for second quarter of 2022, compared to the second quarter of 2021, and 14 basis points for the first six months of 2022 compared to 2021.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $39.9 million for the second quarter of 2022 and $13.5 million for the first six months of 2022, compared to the same periods in 2021 due primarily to deployment of excess  liquidity in loans held for investment and securities available for sale. The average yield on interest-bearing deposits in other banks increased 61 basis points for the second quarter of 2022, and increased 32 basis points for the first six months of 2022 compared to the same periods in 2021 due to rising interest rates during 2022. The Federal Reserve Bank increased the interest rate on excess cash reserve balances from 0.10 percent at December 31, 2020 to 0.15 percent by the end of 2021 and to 1.65 percent by the end of the second quarter of 2022.

Average money market, savings and interest-bearing demand deposits increased $39.0 million and $53.0 million for the second quarter and first six months of 2022, respectively, and average time deposits decreased $22.0 million and $22.7 million for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021, due to growth in consumer and business deposits primarily as a result of new accounts and trailing liquidity from government stimulus programs as well as a shift from time deposits as a result of lower interest rates. Average noninterest-bearing demand deposits increased $23.1 million for the second quarter of 2022 and $34.5 million for the first six months of 2022, compared to the same periods of 2021. The average cost of interest-bearing deposits decreased 15 basis points for the second quarter of 2022 and 16 basis points for the first six months of 2022, compared to the same periods in 2021, due primarily to lower rates on deposits and a shift in composition from time deposits. While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity.

Average borrowings increased $18.9 million and $13.3 million for the second quarter and first six months of 2022 compared to the same periods in 2021 due primarily to the repayment of PPPLF borrowings during 2021 offset by long-term borrowings related to the issuance of subordinated notes by the Company during July 2021. The average cost of borrowings increased during 2022 compared to 2021 due primarily to the issuance of subordinated notes by the Company during July 2021.

Index
The following tables shows analyses of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the quarters ended June 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
ASSETS
Loans*	$876,575	$9,495	4.34%	$831,563	$8,826	4.26%
Investment securities:
Taxable	196,880	1,123	2.29%	162,859	791	1.95%
Tax-exempt*	43,471	318	2.93%	32,822	242	2.96%
Total investment securities	240,351	1,441	2.40%	195,681	1,033	2.12%
Interest-bearing due from banks	111,091	208	0.75%	150,995	52	0.14%
Federal funds sold	3,923	6	0.61%	4	-	0.02%
Other investments	1,389	14	4.20%	1,033	11	4.19%
Total earning assets	1,233,329	$11,164	3.63%	1,179,276	$9,922	3.37%
Allowance for loan losses	(9,578)			(9,619)
Other non-earning assets	97,156			106,058
Total assets	$1,320,907			$1,275,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$72,125	$3	0.01%	$70,532	$3	0.02%
Money market deposit accounts	393,014	135	0.14%	372,691	220	0.24%
Savings accounts	131,062	10	0.03%	113,963	12	0.04%
Time deposits	161,939	320	0.79%	183,936	511	1.11%
Total time and savings deposits	758,140	468	0.25%	741,122	746	0.40%
Federal funds purchased, repurchase agreements and other borrowings	3,926	1	0.07%	14,505	7	0.21%
Long term borrowings	29,453	295	3.96%	-	-	0.00%
Total interest-bearing liabilities	791,519	764	0.39%	755,627	753	0.40%
Demand deposits	417,400			394,337
Other liabilities	6,077			6,131
Stockholders’ equity	105,911			119,620
Total liabilities and stockholders’ equity	$1,320,907			$1,275,715
Net interest margin		$10,400	3.38%		$9,169	3.12%

*	Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $79 thousand and $63 thousand for June 30, 2022 and 2021, respectively.
**	Annualized

Index
TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the six months ended June 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
ASSETS
Loans*	$870,271	$18,690	4.33%	$833,446	$18,791	4.55%
Investment securities:
Taxable	199,396	2,112	2.14%	161,196	1,561	1.95%
Tax-exempt*	40,257	582	2.92%	31,268	471	3.04%
Total investment securities	239,653	2,694	2.27%	192,464	2,032	2.13%
Interest-bearing due from banks	124,272	281	0.46%	137,744	95	0.14%
Federal funds sold	4,181	7	0.33%	4	-	0.03%
Other investments	1,266	28	4.51%	1,176	41	6.96%
Total earning assets	1,239,643	$21,700	3.53%	1,164,834	$20,959	3.63%
Allowance for loan losses	(9,782)			(9,633)
Other nonearning assets	95,485			101,615
Total assets	$1,325,346			$1,256,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$73,619	$5	0.01%	$69,153	$6	0.02%
Money market deposit accounts	391,201	299	0.15%	360,180	422	0.24%
Savings accounts	128,673	20	0.03%	111,128	22	0.04%
Time deposits	164,882	681	0.83%	187,597	1,095	1.18%
Total time and savings deposits	758,375	1,005	0.27%	728,058	1,545	0.43%
Federal funds purchased, repurchase agreements and other borrowings	4,256	2	0.08%	20,347	30	0.30%
Long term borrowings	29,436	590	4.04%	-	-	0.00%
Total interest-bearing liabilities	792,067	1,597	0.41%	748,405	1,575	0.42%
Demand deposits	415,749			381,278
Other liabilities	5,725			8,008
Stockholders’ equity	111,805			119,125
Total liabilities and stockholders’ equity	$1,325,346			$1,256,816
Net interest margin		$20,103	3.27%		$19,384	3.36%

*	Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $145 thousand and $122 thousand, respectively.
**	Annualized

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

Index
TABLE 2: VOLUME AND RATE ANALYSIS*

	Three months ended June 30, 2022 from 2021
	Increase (Decrease)
	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
EARNING ASSETS
Loans*	$479	$190	$669
Investment securities:
Taxable	166	166	332
Tax-exempt*	79	(3)	76
Total investment securities	245	163	408

Federal funds sold	-	6	6
Other investments**	(10)	169	159
Total earning assets	714	528	1,242

INTEREST-BEARING LIABILITIES
Interest-bearing transaction accounts	-	-	-
Money market deposit accounts	12	(97)	(85)
Savings accounts	2	(4)	(2)
Time deposits	(61)	(130)	(191)
Total time and savings deposits	(47)	(231)	(278)
Federal funds purchased, repurchase
agreements and other borrowings	(6)	-	(6)
Long term borrowings	-	295	295
Total interest-bearing liabilities	(53)	64	11

Change in net interest income	$767	$464	$1,231
* Computed on a fully tax-equivalent basis using a 21% rate.
** Other investments include interest-bearing balances due from banks.

	Six Months Ended June 30, 2022 from 2021
	Increase (Decrease)
	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
EARNING ASSETS
Loans*	$831	$(932)	$(101)
Investment securities:
Taxable	369	182	551
Tax-exempt*	136	(25)	111
Total investment securities	505	157	662

Federal funds sold	-	7	7
Other investments**	(6)	179	173
Total earning assets	1,330	(589)	741

INTEREST-BEARING LIABILITIES
Interest-bearing transaction accounts	-	(1)	(1)
Money market deposit accounts	38	(161)	(123)
Savings accounts	3	(5)	(2)
Time deposits	(133)	(281)	(414)
Total time and savings deposits	(92)	(448)	(540)
Federal funds purchased, repurchase
agreements and other borrowings	(24)	(4)	(28)
Long term borrowings	-	590	590
Total interest-bearing liabilities	(116)	138	22

Change in net interest income	$1,446	$(727)	$719
* Computed on a fully tax-equivalent basis using a 21% rate.
** Other investments include interest-bearing balances due from banks.

Index
The Company believes NIM may be affected in future periods by several factors that are difficult to predict, including (1) changes in interest rates, which may depend on the severity of adverse economic conditions, inflationary pressures, the timing and extent of any economic recovery, and the extent or continuing impact of government stimulus measures, which are inherently uncertain, and (2) possible changes in the composition of earning assets which may result from decreased loan demand as a result of the current economic environment. During the first six months of 2022, market interest rates increased and the Company was asset sensitive at June 30, 2022; however, the Company can give no assurance as to the ultimate impact of rising interest rates or as to when or for how long the Company may experience an increase in the NIM.

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

For the three months ended June 30, 2022, the Company recognized a provision for loan losses of $570 thousand. For the three months ended June 30, 2021, the Company did not recognize a provision for loan losses.  The provision for loan losses was $671 thousand for the first six months of 2022, compared to $150 thousand for the first six months of 2021. The increase in provision expense during the second quarter of 2022 was driven primarily by increases in net loans held for investment. Charged-off loans totaled $1.1 million and $635 thousand in the first six months of 2022 and 2021, respectively. Recoveries amounted to $471 thousand and $407 thousand for the six months ended June 30, 2022 and 2021, respectively. The Company’s annualized net loans charged off to average loans were 0.09% for the second quarter of 2022 and 2021, respectively.

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

Noninterest Income
Noninterest income was $3.5 million for the three months ended June 30, 2022, a decrease of $38 thousand or 1.1%, from second quarter of 2021. Although fiduciary and asset management fees, service charges on deposit accounts, and other operating income increased compared to the prior year quarter, these increases were offset primarily by lower mortgage banking income, resulting in essentially flat noninterest income for the second quarter of 2022 when compared to the prior year quarter. Noninterest income for the six months ended June 30, 2022 decreased $657 thousand to $7.0 million compared to the six months ended June 30, 2021, driven primarily by the decrease in mortgage banking income. The decrease in mortgage banking income for the second quarter and first six months of 2022 compared to the respective 2021 periods was due to declines in volume of mortgage originations attributable to changes in mortgage market conditions.

The Company continues to focus on diversifying noninterest income through efforts to expand Trust, insurance, and mortgage banking activities, and a continued focus on business checking and other corporate services.

Noninterest Expense
Noninterest expense was $11.1 million for the second quarter of 2022, an increase of $555 thousand, or 5.3%, compared to $10.5 million for the second quarter of 2021. The increase over the prior year quarter was primarily driven by increased salary and benefit expense, employee professional development related to recruiting, and ATM and other losses, partially offset by decreased data processing and other operating expenses.  For the six months ended June 30, 2022, noninterest expense increased $710 thousand, or 3.4% over the six months ended June 30, 2021, primarily due to increases in salary and benefits and employee professional development partially offset by decreases in other operating expense. The increase in salary and benefits was driven by lower deferred loan costs partially offset by reductions in commissions and temporary staff expense. The Company is actively assessing major vendor contracts and relationships as part of our efforts to reduce noninterest expense levels and improve operating efficiency.

The Company’s income tax expense increased $2 thousand for the second quarter and decreased $261 thousand for the first six months of 2022 when compared to the same periods in 2021 primarily due to changes in the levels of pre-tax income and the mix of effective tax exempt income. The effective federal income tax rates for the three and six months ended June 30, 2022 were 12.4% and 12.8%, respectively, and the effective tax rates for the three and six months ended June 30, 2021 were 12.7% and 14.7%, respectively.

Index
Balance Sheet Review
At June 30, 2022, the Company had total assets of $1.3 billion, a decrease of $23.3 million compared to assets as of December 31, 2021.

Net loans held for investment increased $70.7 million or 8.5%, from $833.7 million at December 31, 2021 to $904.4 million at June 30, 2022. Loans held for investment, excluding PPP (non-GAAP), grew 10.5%, or $86.5 million, driven by loan growth in the following segments: commercial real estate of $16.7 million, construction, land development, and other land loans of $6.3 million, residential real estate of $44.0 million, and indirect automobile of $19.4 million. Cash and cash equivalents decreased $101.1 million or 53.8% from December 31, 2021 to June 30, 2022, due primarily to deployment into higher earning asset classes. Securities available for sale, at fair value, increased $5.0 million or 2.2% over the same period primarily driven by liquidity deployment in the investment portfolio partially offset by decreases in market value.

Total deposits of $1.2 billion as of June 30, 2022 decreased $4.1 million, or 0.3% from December 31, 2021. Noninterest-bearing deposits increased $12.7 million, or 3.0%, savings deposits decreased $6.4 million, or 1.1%, and time deposits decreased $10.4 million, or 6.2%. Liquidity continues to be impacted by record cumulative levels of consumer savings, government stimulus, and PPP loan related deposits.

The Company utilized the PPPLF initiated by the Federal Reserve Bank to partially fund PPP loan originations. PPPLF borrowings were fully repaid during the first quarter of 2022 compared to $480 thousand at December 31, 2021.  The Company also utilizes FHLB advances as a source of liquidity as needed. At June 30, 2022 and December 31, 2021, the Company had no FHLB advances.

Securities Portfolio

When comparing June 30, 2022 to December 31, 2021, securities available-for-sale increased $5.0 million, or 2.2%. The majority of the change was due primarily to purchases of U.S. Treasury securities, securities issued by state and political subdivisions, and corporate bonds and other securities to deploy additional liquidity provided by growth in deposit accounts rather than holding in lower yielding cash reserves, partially offset by decreases in market value due to rising market interest rates.

The Company’s strategy for the securities portfolio is primarily intended to manage the portfolio’s susceptibility to interest rate risk and to provide liquidity to fund loan growth. The securities portfolio is also adjusted to achieve other asset/liability objectives, including pledging requirements, and to manage tax exposure when necessary.

The following table sets forth a summary of the securities portfolio:

TABLE 3: SECURITIES PORTFOLIO

(Dollars in thousands)	June 30, 2022	December 31, 2021
U.S. Treasury securities	$17,551	$14,904
Obligations of U.S. Government agencies	35,385	38,558
Obligations of state and political subdivisions	68,873	65,803
Mortgage-backed securities	87,303	89,058
Money market investments	1,614	2,413
Corporate bonds and other securities	28,630	23,585
	239,356	234,321
Restricted securities:
Federal Home Loan Bank stock	$682	383
Federal Reserve Bank stock	665	609
Community Bankers’ Bank stock	42	42
	1,389	1,034
Total Securities	$240,745	$235,355

For more information about the Company’s securities available for sale, including information about securities in an unrealized loss position at June 30, 2022 and December 31, 2021, see Part I, Item 1, “Financial Statements” under the heading Note 2, Securities in this Quarterly Report on Form 10-Q.

Index
Loan Portfolio

The following table shows a breakdown of total loans by segment at June 30, 2022 and December 31, 2021.

TABLE 4: LOAN PORTFOLIO

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Commercial and industrial	$63,163	$68,690
Real estate-construction	64,789	58,440
Real estate-mortgage (1)	250,179	206,368
Real estate-commercial	399,439	382,603
Consumer	128,556	118,441
Other	8,146	8,984
Ending Balance	$914,272	$843,526

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

Based on the North American Industry Classification System code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

As of June 30, 2022, the total loan portfolio increased by $70.7 million or 8.4% from December 31, 2021, primarily due to increases in real estate construction, real estate mortgage, real estate-commercial, and consumer which were offset by reductions in commercial and industrial due to a decline of $15.7 million in PPP loans outstanding. Loans held for investment (net of deferred fees and costs), excluding PPP (non-GAAP), grew 10.5%.

For more information about the Company’s loan portfolio at June 30, 2022 and December 31, 2021, see Part I, Item 1, “Financial Statements” under the heading Note 3, Loans and the Allowance for Loan Losses in this Quarterly Report on Form 10-Q.

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

Nonperforming assets increased by $3.1 million from $1.5 million at December 31, 2021 to $4.6 million at June 30, 2022. The total at June 30, 2022 consisted of $565 thousand in loans still accruing interest but past due 90 days or more and $4.1 million in nonaccrual loans. All of the nonaccrual loans are classified as impaired, 93.7% of the nonaccrual loans at June 30, 2022 were secured by real estate and 96.0% of the nonaccrual loans at June 30, 2022 was related to one large commercial relationship. Impaired loans are a component of the allowance for loan losses. When a loan changes from “90 days past due but still accruing interest” to “nonaccrual” status, the loan is normally reviewed for impairment. If impairment is identified, then the Company records a charge-off based on the value of the collateral or the present value of the loan’s expected future cash flows, discounted at the loan’s effective interest rate. If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

The recorded investment in impaired loans increased to $6.2 million as of June 30, 2022 from $1.3 million as of December 31, 2021 as detailed in Part I, Item 1, “Financial Statements” under the heading Note 3, Loans and the Allowance for Loan Losses in this Quarterly Report on Form 10-Q. The majority of these loans were collateralized.

The following table presents information concerning the aggregate amount of nonperforming assets, which includes nonaccrual loans, past due loans, TDRs and OREO:

Index
TABLE 5: NONPERFORMING ASSETS

(dollars in thousands)	June 30,	December 31,
	2022	2021
Nonaccrual loans
Commercial and industrial	$255	$174
Real estate-construction	998	-
Real estate-mortgage (1)	161	191
Real estate-commercial	2,660	113
Total nonaccrual loans	$4,074	$478

Loans past due 90 days or more and accruing interest
Commercial and industrial	$-	$169
Real estate-mortgage (1)	22	-
Consumer loans (2)	543	846
Other	-	10
Total loans past due 90 days or more and accruing interest	$565	$1,025

Restructured loans
Real estate-construction	$78	$79
Real estate-mortgage (1)	290	450
Real estate-commercial	384	413
Total restructured loans	$752	$942
Less nonaccrual restructured loans (included above)	161	191
Less restructured loans currently in compliance (3)	591	751
Net nonperforming, accruing restructured loans	$-	$-
Nonperforming loans	$4,639	$1,503

Total nonperforming assets	$4,639	$1,503

Interest income that would have been recorded under original loan terms on nonaccrual loans above	$132	$11

Interest income recorded for the period on nonaccrual loans included above	$4	$2

Total loans	$914,272	$843,526
ALLL	$9,896	$9,865
Nonaccrual loans to total loans	0.45%	0.06%
ALLL to total loans	1.08%	1.17%
ALLL to nonaccrual loans	242.91%	2063.81%

(1) The real estate-mortgage segment includes residential 1 – 4 family, second mortgages and equity lines of credit.
(2) Amounts listed include student loans and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $143 thousand at June 30, 2022 and $711 thousand at December 31, 2021. For additional information, refer to Note 3, Loans and Allowance for Loan Losses included in Part I, Item 1, “Financial Statements” of this report on Quarterly Report on Form 10-Q.
(3) Amounts listed represent restructured loans that are in compliance with their modified terms as of the date presented.

As shown in the table above, as of June 30, 2022 compared to December 31, 2021, the nonaccrual loan category increased by $3.6 million and the 90-days past due and still accruing interest category decreased by $460 thousand or 44.9%. The increase in nonaccrual loans during the first six months of 2022 was driven by one well-secured large commercial relationship which was downgraded during the fourth quarter of 2021 and became impaired and placed on nonaccrual status during the first quarter of 2022.

The nonaccrual loans at June 30, 2022 were related to seven credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

Index
A portion of the loans past due 90 days or more and still accruing interest at June 30, 2022 ($143 thousand) were student loans. The federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans; as such, management does not expect even a significant increase in past due student loans to have a material effect on the Company.

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

The majority of the Company’s TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of June 30, 2022 and December 31, 2021, the impaired loan component of the allowance for loan losses amounted to $27 thousand and $128 thousand, respectively. The decrease in the impaired loan component is due primarily to the charge-off of one credit relationship. The impaired loan component of the allowance for loan losses is reflected as a valuation allowance related to impaired loans in Note 3, Loans and the  Allowance for Loan Losses included in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q.

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

Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan’s payments are current (including loans 1 – 29 days past due), 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company’s internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of June 30, 2022 and December 31, 2021, the Company had no loans in these categories.

The overall historical loss rate from December 31, 2021 to June 30, 2022, improved 7 basis points as a percentage of loans evaluated collectively for impairment as a result of overall improving asset quality. For the same period, the qualitative factor components decreased 3 basis point as a percentage of loans evaluated collectively for impairment overall. This decrease was primarily due to a reduction related to the COVID-19 pandemic, partially offset by adjustments for change in volume for certain segments. While there have not been significant changes in overall credit quality of the loan portfolio from December 31, 2021 to June 30, 2022, management will continue to monitor economic recovery challenges at macro and micro levels, including levels of inflation, expansion and contraction of pandemic-related government stimulus efforts, supply chain disruption, and employment levels, which may be delaying signs of credit deterioration. If there are further challenges to the economic recovery, elevated levels of risk within the loan portfolio may require additional increases in the allowance for loan losses.

Index
On a combined basis, the historical loss and qualitative factor components amounted to $9.9 million as of June 30, 2022 and $9.7 million as of December 31, 2021. Management is monitoring portfolio activity, such as levels of deferral and/or modification requests, deferral and/or modification concentration levels by collateral, as well as industry concentration levels to identify areas within the loan portfolio which may create elevated levels of risk should the economic environment created by uncertainty related to COVID-19 pandemic present indications of economic instability that is other than temporary in nature.

Overall Change in Allowance
As a result of management’s analysis, the Company added, through the provision, $671 thousand to the ALLL for the six months ended June 30, 2022. The ALLL, as a percentage of period-end loans held for investment, was 1.08% and 1.17% at June 30, 2022 and December 31, 2021, respectively. The decrease in the ALLL as a percentage of loans held for investment at June 30, 2022 compared to the December 31, 2021 was primarily attributable to: (i) an increase in loans held for investment, excluding PPP loans (non-GAAP); partially offset by (ii) continued improvement in historical qualitative loss rates; and (iii) a reduction of qualitative factor adjustments related to the COVID-19 pandemic partially offset by certain segment qualitative factor adjustments for volume trends . Excluding PPP loans, the ALLL as a percentage of loans held for investment (non-GAAP) was 1.09% and 1.20% at June 30, 2022 and December 31, 2021, respectively. For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” below. Management believes that the allowance has been appropriately funded for losses on existing loans, based on currently available information. Low levels of past dues and year-over-year quantitative historical loss rates continue to demonstrate improvement. The Company will continue to monitor the loan portfolio, levels of nonperforming assets, and the sustainability of improving asset quality trends experienced closely and make changes to the allowance for loan losses when necessary. As further challenges to economic conditions in our markets, including due to the impacts of inflation, continue to evolve, elevated levels of risk within the loan portfolio may require additional increases in the ALLL.

The allowance for loan losses represents an amount that, in management’s judgement, will be adequate to absorb probable and estimable losses inherent in the loan portfolio.  The provision for loan losses increase the allowance and loans charged-off, net of recoveries, reduce the allowance.  The following tables present the Company’s loan loss experience for the periods indicated:

TABLE 6: ALLOWANCE FOR LOAN LOSSES

For the Six Months ended June 30, 2022
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	RealEstate - Mortgage (1)	Real Estate- Commercial	Consumer	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865
Charge-offs	(296)	-	(3)	-	(622)	(190)	-	(1,111)
Recoveries	127	-	40	-	219	85	-	471
Provision for loan losses	82	20	249	(351)	523	148	-	671
Ending Balance	$596	$479	$2,676	$4,436	$1,482	$227	$-	$9,896

Average loans	67,945	63,828	215,699	397,082	118,417	7,300		870,271
Ratio of net charge-offs to average loans	0.25%	0.00%	-0.02%	0.00%	0.34%	1.44%		0.07%

For the Six Months ended June 30, 2021
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate- Commercial	Consumer	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541
Charge-offs	(4)	-	(1)	-	(434)	(186)	-	(625)
Recoveries	21	-	56	1	250	79	-	407
Provision for loan losses	54	77	(150)	(39)	170	148	(110)	150
Ending Balance	$721	$416	$2,465	$4,396	$1,288	$164	$23	$9,473

Average loans	127,499	43,930	211,041	326,638	116,516	7,822		833,446
Ratio of net charge-offs to average loans	-0.01%	0.00%	-0.03%	0.00%	0.16%	1.37%		0.03%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

Index
For the Three Months ended June 30, 2022
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$536	$504	$2,434	$4,600	$1,341	$105	$-	$9,520
Charge-offs	-	-	(3)	-	(315)	(93)	-	(411)
Recoveries	50	-	10	-	103	54	-	217
Provision for loan losses	10	(25)	235	(164)	353	161	-	570
Ending Balance	$596	$479	$2,676	$4,436	$1,482	$227	$-	$9,896

Average loans	59,691	60,545	229,493	398,298	121,200	7,348		876,575
Ratio of net charge-offs to average loans	-0.08%	0.00%	0.00%	0.00%	0.17%	0.53%		0.02%

For the Three Months ended June 30, 2021
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$741	$322	$2,549	$4,317	$1,285	$261	$186	$9,661
Charge-offs	-	-	-	-	(237)	(72)	-	(309)
Recoveries	19	-	42	-	37	23	-	121
Provision for loan losses	(39)	94	(126)	79	203	(48)	(163)	-
Ending Balance	$721	$416	$2,465	$4,396	$1,288	$164	$23	$9,473

Average loans	121,772	43,887	205,194	337,255	116,006	7,449		831,563
Ratio of net charge-offs to average loans	-0.02%	0.00%	-0.02%	0.00%	0.17%	0.66%		0.02%

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

TABLE 7: ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	June 30,		December 31,
	2022		2021
(Dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial	$596	6.91%	$683	8.14%
Real estate-construction	479	7.09%	459	6.93%
Real estate-mortgage (1)	2,676	27.36%	2,390	24.46%
Real estate-commercial	4,436	43.69%	4,787	45.36%
Consumer	1,482	14.06%	1,362	14.04%
Other	227	0.89%	184	1.07%
Ending Balance	$9,896	100.00%	$9,865	100.00%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

Deposits
The Company’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Company’s deposits are principally provided by individuals and businesses located within the communities served.

During the first six months of 2022, deposits decreased $4.1 million to $1.2 billion at June 30, 2022, compared to December 31, 2021. Noninterest bearing deposits increased $12.8 million and savings deposits and time deposits decreased $6.4 million and $10.4 million, respectively, during the same period. This increase in noninterest bearing deposits was due in part to opening new deposit accounts and higher balances in existing deposit accounts. The Company remains focused on increasing lower-cost deposits by actively targeting new noninterest-bearing deposits and savings deposits.

Index
Capital Resources
Total stockholders’ equity as of June 30, 2022 was $101.2 million, down 16.3% from $120.8 million on December 31, 2021. The decrease was related to unrealized losses in the market value of securities available for sale, which are recognized as a component of accumulated other comprehensive (loss) income and was driven by increases in market interest rates, and the repurchase of 199,095 shares, for an aggregate purchase price of $5.0 million, during the first six months under the Company’s Repurchase Program, partially offset by retained earnings. These common stock repurchases under the Repurchase Program also contributed to modest declines in the Company’s regulatory capital ratios from December 31, 2021 to June 30, 2022.

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

The Bank’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. In addition, the Bank has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Capital Rules in order to eliminate volatility of regulatory capital that can result from fluctuations in accumulated other comprehensive (loss) income and the inclusion of accumulated other comprehensive (loss) income in regulatory capital, as would otherwise be required under the Basel III Capital Rule. As a result of this election, changes in accumulated other comprehensive (loss) income, including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table below for the Bank

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

The following is a summary of the Bank’s capital ratios as of June 30, 2022 and December 31, 2021. As shown below, these ratios were all well above the recommended regulatory minimum levels.

Index
TABLE 8: REGULATORY CAPITAL

	2022 Regulatory Minimums	June 30, 2022	2021 Regulatory Minimums	December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	11.70%	4.500%	12.57%
Tier 1 Capital to Risk-Weighted Assets	6.000%	11.70%	6.000%	12.57%
Tier 1 Leverage to Average Assets	4.000%	9.27%	4.000%	9.09%
Total Capital to Risk-Weighted Assets	8.000%	12.65%	8.000%	13.61%
Capital Conservation Buffer	2.500%	4.65%	2.500%	5.61%
Risk-Weighted Assets (in thousands)		$1,049,616		$952,218

On July 14, 2021, the Company issued $30.0 million in aggregate principal amount of 3.50% fixed-to-floating rate subordinated notes due 2031 (the Notes) in a private placement transaction.  The Notes initially bear interest at a fixed rate of 3.50% for five years and convert to three month SOFR plus 286 basis points, resetting quarterly, thereafter.  The Notes were structured to qualify as Tier 2 capital for regulatory purposes and are included in the Company’s Tier 2 capital as of June 30, 2022 and December 31, 2021.

Effective October 19, 2021, the Company’s Board of Directors approved a Repurchase Program. The Company is authorized pursuant to this program to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program, if any, will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares as a percentage of tangible book value, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Company will purchase any shares under the Repurchase Program. The Company repurchased 199,095 shares of the Company’s common stock at an aggregate cost of $5.0 million under the Repurchase Program during the first six months of 2022.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of the end of the second quarter of 2022, the Company had $395.3 million in FHLB borrowing availability based on loans and securities currently available for pledging. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks.

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

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at June 30, 2022. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

Index
TABLE 9: LIQUIDITY SOURCES AND USES

	June 30, 2022
(dollars in thousands)	Total	In Use	Available
Sources:
Federal funds lines of credit	$115,000	$-	$115,000
Federal Home Loan Bank advances	395,341	-	395,341
Federal funds sold & balances at the Federal Reserve			65,264
Securities, available for sale and unpledged at fair value			173,251
Total short-term funding sources			$748,856

Uses: (1)
Unfunded loan commitments and lending lines of credit			72,794
Letters of credit			77
Total potential short-term funding uses			72,871
Liquidity coverage ratio			1027.6%

(1) Represents partial draw levels based on loan segment.

The Company’s operating activities provided $10.0 million of cash during the six months ended June 30, 2022, compared to $15.9 million provided during the comparative 2021 period.  The Company’s investing activities used $100.2 million of cash during the first six months of 2022, compared to $25.5 million of cash used during the first six months of 2021. The Company’s financing activities used $11.0 million and provided $44.6 million of cash during the six months ended June 30, 2022 and 2021, respectively.

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

In the ordinary course of business the Company has entered into contractual obligations and has made other commitments to make future payments. As of June 30, 2022, there have been no material changes outside the ordinary course of business as disclosed in the Company’s contractual obligations disclosed in the Company’s 2021 Form 10-K.

Off-Balance Sheet Arrangements
As of June 30, 2022, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2021 Form 10-K.

Non-GAAP Financial Measures
In reporting the results of the quarter ended June 30, 2022, the Company has provided supplemental financial measures on a tax equivalent or an adjusted basis to disclose tangible book value or loans held for investment, less PPP loans, and related measures.  These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP.  In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations and enhance comparability of results of operations with prior periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance. A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is presented below.

Index
TABLE 10: Non-GAAP FINACIAL MEASURES

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar in thousands, except share and per share data)	2022	2021	2022	2021
Fully Taxable Equivalent Net Interest Income
Net interest income (GAAP)	$10,321	$9,106	$19,958	$19,262
FTE adjustment	79	63	145	122
Net interest income (FTE) (non-GAAP)	$10,400	$9,169	$20,103	$19,384
Noninterest income (GAAP)	3,500	3,538	7,015	7,672
Total revenue (FTE) (non-GAAP)	$13,900	$12,707	$27,118	$27,056
Noninterest expense (GAAP)	11,090	10,535	21,803	21,093

Average earning assets	$1,233,329	$1,179,276	$1,239,643	$1,164,834
Net interest margin	3.36%	3.10%	3.25%	3.33%
Net interest margin (FTE) (non-GAAP)	3.38%	3.12%	3.27%	3.36%

Tangible Book Value Per Share	June 30, 2022	December 31, 2021	June 30, 2021
Total Stockholders Equity (GAAP)	$101,150	$120,818	$119,928
Less goodwill	1,650	1,650	1,650
Less core deposit intangible	253	275	297
Tangible Stockholders Equity (non-GAAP)	$99,247	$118,893	$117,981

Shares issued and outstanding	5,064,236	5,239,707	5,244,635

Book value per share	$19.97	$23.06	$22.87
Tangible book value per share	$19.60	$22.69	$22.50

ALLL as a Percentage of Loans Held for Investment	June 30, 2022	December 31, 2021	June 30, 2021
Loans held for investment (net of deferred fees and costs) (GAAP)	$914,272	$843,526	$832,673
Less PPP originations	3,301	19,008	60,306
Loans held for investment, (net of deferred fees and costs), excluding PPP (non-GAAP)	$910,971	$824,518	$772,367

ALLL	$9,896	$9,865	$9,473

ALLL as a Percentage of Loans Held for Investment	1.08%	1.17%	1.14%
ALLL as a Percentage of Loans Held for Investment, net of PPP originations	1.09%	1.20%	1.23%

Index
Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q, which use language such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” and similar expressions, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of the Company’s management, as well as estimates and assumptions made by, and information currently available to, management. These statements are inherently uncertain, and there can be no assurance that the underlying beliefes, estimates, or assumptions will prove to be accurate. Actual results could differ materially from historical results or those anticipated by such statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation: statements regarding expected future operations and financial performance; current and future interest rate levels and fluctuations and potential impacts on the Company’s net interest margin, future economic conditions, loan and securities portfolios, asset quality, the allowance for loan losses, and provision for loan losses; the Company’s technology and efficiency initiatives and anticipated completion timelines; potential effects of the COVID-19 pandemic, including on asset quality, the allowance for loan losses, provision for loan losses, interest rates, and results of operations; certain items that management does not expect to have an ongoing impact on consolidated net income; changes to net interest margin and items affecting net interest margin; strategic business initiatives and the anticipated effects thereof; asset quality; adequacy of allowances for loan losses and the level of future chargeoffs; liquidity and capital levels; and the effect of future market and industry trends. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in:

•
interest rates, such as increases or volatility in short-term interest rates or yields on U.S. Treasury bonds and increases or volatility in mortgage interest rates, and the impacts on macroeconomic conditions, customer and client behavior, the Company’s funding costs, and the Company’s loan and securities portfolios

•	general business conditions, as well as conditions within the financial markets
•
general economic conditions, including unemployment levels, supply chain disruptions, higher inflation, and slowdowns in economic growth, and also including the economic impacts of the COVID-19 pandemic

•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, and the effect of these policies on interest rates and business in our markets

•	the quality or composition of the loan portfolios and the value of the collateral securing those loans
•
the effectiveness of the Company’s efforts to respond to COVID-19, the severity and duration of the pandemic, the impact of loosening or tightening of governmental restrictions, the uncertainty regarding new variants, the pace and efficacy of vaccinations and treatment developments, the pace and durability of economic recovery and the heightened impact that COVID-19 may have on many of the risks described herein

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
•
potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, financial crises, political crises, war and other geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine, or public health events, such as the COVID-19 pandemic, and of governmental and societal responses thereto

•	the use of inaccurate assumptions in management’s modeling systems
•	technological risks and developments
•	the commercial and residential real estate markets
•	the demand in the secondary residential mortgage loan markets
•	expansion of the Company’s product offerings
•	accounting principles, policies and guidelines and elections made by the Company thereunder

Index
These risks and uncertainties, and the risks discussed in more detail in Item 1A. “Risk Factors,” of Part I of the Company’s 2021 Form 10-K should be considered in evaluating the forward-looking statements contained herein. Forward-looking statements are not statements of historical fact.  Readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company does not intend or assume any obligation to update, revise, or clarify any forward-looking statements that may be made from time to time or on behalf of the Company, whether as a result of new information, future events, or otherwise, except as otherwise required by law. In addition, past results of operations are not necessarily indicative of future results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures. Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief
Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s 2021 Form 10-K.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon vesting of restricted stock awards to satisfy tax withholding requirements. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the six months ended June 30, 2022, the Company did not repurchase any shares related to the equity compensation plan awards.

Effective October 19, 2021, the Company’s Board of Directors approved the Repurchase Program. The Company is authorized pursuant to this program to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the Repurchase Program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares as a percentage of tangible book value, general market and economic conditions, applicable legal requirements and other conditions. There were 76,100 shares repurchased under the Repurchase Program during the second quarter of 2022.  As of June 30, 2022, the Company has made aggregate common stock repurchases of 205,695 shares for an aggregate cost of $5.1 million under the Repurchase Program.

The following table summarizes repurchases of the Company’s common stock that occurred during the three months ended June 30, 2022.

Period	Total number of shares repurchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2022 - April 30, 2022	41,900	$25.57	41,900	349,179
May 1, 2022 - May 31, 2022	5,500	24.95	5,500	343,679
June 1, 2022 - June 30, 2022	28,700	24.89	28,700	314,979
Total	76,100	$25.27	76,100

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended effective June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 12, 2009)

3.1.1	Articles of Amendment to Articles of Incorporation of Old Point Financial Corporation, effective May 26, 2016 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed May 31, 2016)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated August 9, 2016 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed August 10, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL, filed herewith: (i) Consolidated Balance Sheets (unaudited for June 30, 2022), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in Inline XBRL (included with Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

August 15, 2022	/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

August 15, 2022	/s/Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)