Form 10-Q
period 2022-09-30
OLD POINT FINANCIAL CORP
filed 2022-11-14
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

4,996,728 shares of common stock ($5.00 par value) outstanding as of November 1, 2022

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

i

Index
GLOSSARY OF DEFINED TERMS

2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
ALLL	Allowance for Loan and Lease Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
CET1	Common Equity Tier 1
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLR	Community Bank Leverage Ratio Framework
COVID-19	Novel coronavirus disease 2019
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
IRLC	Interest Rate Lock Commitments
NIM	Net Interest Margin
Notes	The Company’s 3.50% fixed-to-floating rate subordinated notes due 2031
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
ROE	Return on Average Equity
SEC	U.S. Securities and Exchange Commission
SOFR	Secured overnight financing rate
TDR	Troubled Debt Restructuring
Wealth Management	Old Point Trust & Financial Services N.A.

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
(dollars in thousands, except share data)	2022	2021
	(unaudited)
Assets

Cash and due from banks	$16,104	$13,424
Interest-bearing due from banks	34,376	164,073
Federal funds sold	4,063	10,425
Cash and cash equivalents	54,543	187,922
Securities available-for-sale, at fair value	227,540	234,321
Restricted securities, at cost	1,389	1,034
Loans held for sale	774	3,287
Loans, net	945,132	833,661
Premises and equipment, net	31,208	32,134
Premises and equipment, held for sale	1,216	871
Bank-owned life insurance	31,293	28,168
Goodwill	1,650	1,650
Core deposit intangible, net	242	275
Other assets	22,019	14,832
Total assets	$1,317,006	$1,338,155

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$437,247	$421,531
Savings deposits	592,239	586,450
Time deposits	152,822	169,118
Total deposits	1,182,308	1,177,099
Overnight repurchase agreements	3,981	4,536
Federal Reserve Bank borrowings	-	480
Long term borrowings	29,505	29,407
Accrued expenses and other liabilities	7,700	5,815
Total liabilities	1,223,494	1,217,337

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,996,728 and 5,239,707 shares outstanding (includes 46,092 and 38,435 of nonvested restricted stock, respectively)	24,753	26,006
Additional paid-in capital	16,450	21,458
Retained earnings	76,156	71,679
Accumulated other comprehensive (loss) income, net	(23,847)	1,675
Total stockholders’ equity	93,512	120,818
Total liabilities and stockholders’ equity	$1,317,006	$1,338,155

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited, dollars in thousands, except share and per share data)	2022	2021	2022	2021
Interest and Dividend Income:
Loans, including fees	$10,506	$9,692	$29,173	$28,460
Due from banks	252	68	533	163
Federal funds sold	11	-	18	-
Securities:
Taxable	1,297	853	3,409	2,414
Tax-exempt	272	186	732	558
Dividends and interest on all other securities	30	16	58	57
Total interest and dividend income	12,368	10,815	33,923	31,652

Interest Expense:
Checking and savings deposits	147	243	471	693
Time deposits	312	441	993	1,536
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	43	3	45	33
Long term borrowings	295	252	885	252
Total interest expense	797	939	2,394	2,514
Net interest income	11,571	9,876	31,529	29,138
Provision for loan losses	402	360	1,073	510
Net interest income after provision for loan losses	11,169	9,516	30,456	28,628

Noninterest Income:
Fiduciary and asset management fees	953	1,032	3,086	3,110
Service charges on deposit accounts	795	691	2,278	1,997
Other service charges, commissions and fees	1,143	1,125	3,339	3,275
Bank-owned life insurance income	227	195	653	625
Mortgage banking income	86	460	419	2,029
Other operating income	161	103	605	242
Total noninterest income	3,365	3,606	10,380	11,278

Noninterest Expense:
Salaries and employee benefits	6,821	6,558	19,854	19,012
Occupancy and equipment	1,184	1,185	3,488	3,510
Data processing	1,206	1,187	3,447	3,427
Customer development	136	78	298	225
Professional services	647	625	1,915	1,790
Employee professional development	230	154	769	487
Other taxes	212	186	637	608
ATM and other losses	112	68	226	224
Other operating expenses	1,017	887	2,734	2,738
Total noninterest expense	11,565	10,928	33,368	32,021
Income before income taxes	2,969	2,194	7,468	7,885
Income tax expense	427	286	1,003	1,123
Net income	$2,542	$1,908	$6,465	$6,762

Basic Earnings per Share:
Weighted average shares outstanding	5,015,712	5,245,042	5,095,716	5,235,749
Net income per share of common stock	$0.51	$0.36	$1.27	$1.29

Diluted Earnings per Share:
Weighted average shares outstanding	5,015,712	5,245,172	5,095,768	5,235,793
Net income per share of common stock	$0.51	$0.36	$1.27	$1.29

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited, dollars in thousands)	2022	2021	2022	2021

Net income	$2,542	$1,908	$6,465	$6,762
Other comprehensive loss, net of tax
Net unrealized loss on available-for-sale securities	(7,997)	(497)	(25,522)	(1,495)
Other comprehensive loss, net of tax	(7,997)	(497)	(25,522)	(1,495)
Comprehensive (loss) income	$(5,455)	$1,411	$(19,057)	$5,267

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in thousands, except share and per share data)					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
THREE MONTHS ENDED SEPTEMBER 30, 2022

Balance at June 30, 2022	5,018,144	$25,091	$17,643	$74,266	$(15,850)	$101,150
Net income	-	-	-	2,542	-	2,542
Other comprehensive loss, net of tax	-	-	-	-	(7,997)	(7,997)
Employee Stock Purchase Plan share issuance	1,492	7	26	-	-	33
Common stock purchased	(69,000)	(345)	(1,340)	-	-	(1,685)
Restricted stock vested	-	-	-	-	-	-
Stock-based compensation expense	-	-	121	-	-	121
Cash dividends ($0.13 per share)	-	-	-	(652)	-	(652)

Balance at end of period	4,950,636	$24,753	$16,450	$76,156	$(23,847)	$93,512

THREE MONTHS ENDED SEPTEMBER 30, 2021

Balance at June 30, 2021	5,205,532	$26,028	$21,372	$69,457	$3,071	$119,928
Net income	-	-	-	1,908	-	1,908
Other comprehensive loss, net of tax	-	-	-	-	(497)	(497)
Employee Stock Purchase Plan share issuance	1,207	6	20	-	-	26
Restricted stock vested	-	-	-	-	-	-
Stock-based compensation expense	-	-	84	-	-	84
Cash dividends ($0.13 per share)	-	-	-	(682)	-	(682)

Balance at end of period	5,206,739	$26,034	$21,476	$70,683	$2,574	$120,767

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in thousands, except share and per share data)					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
NINE MONTHS ENDED SEPTEMBER 30, 2022

Balance at December 31, 2021	5,201,272	$26,006	$21,458	$71,679	$1,675	$120,818
Net income	-	-	-	6,465	-	6,465
Other comprehensive loss, net of tax	-	-	-	-	(25,522)	(25,522)
Employee Stock Purchase Plan share issuance	4,307	21	78	-	-	99
Common stock purchased	(268,095)	(1,340)	(5,315)	-	-	(6,655)
Restricted stock vested	13,152	66	(66)	-	-	-
Stock-based compensation expense	-	-	295	-	-	295
Cash dividends ($0.39 per share)	-	-	-	(1,988)	-	(1,988)

Balance at end of period	4,950,636	$24,753	$16,450	$76,156	$(23,847)	$93,512

NINE MONTHS ENDED SEPTEMBER 30, 2021

Balance at December 31, 2020	5,194,443	$25,972	$21,245	$65,859	$4,069	$117,145
Net income	-	-	-	6,762	-	6,762
Other comprehensive loss, net of tax	-	-	-	-	(1,495)	(1,495)
Employee Stock Purchase Plan share issuance	3,775	19	60	-	-	79
Restricted stock vested	8,521	43	(43)	-	-	-
Stock-based compensation expense	-	-	214	-	-	214
Cash dividends ($0.37 per share)	-	-	-	(1,938)	-	(1,938)

Balance at end of period	5,206,739	$26,034	$21,476	$70,683	$2,574	$120,767

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(unaudited, dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,465	$6,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,550	1,559
Amortization of right of use lease asset	240	266
Accretion related to acquisition, net	10	(5)
Amortization of subordinated debt issuance costs	98	27
Provision for loan losses	1,073	510
Net amortization of securities	923	709
Decrease in loans held for sale, net	2,513	8,673
Income from bank owned life insurance	(653)	(625)
Stock compensation expense	295	214
Deferred tax (benefit)	-	(12)
Increase in other assets	(287)	(560)
Increase in accrued expenses and other liabilities	1,557	94
Net cash provided by operating activities	13,784	17,612

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(47,543)	(55,698)
(Purchase of) proceeds from redemption of restricted securities, net	(355)	333
Proceeds from maturities and calls of available-for-sale securities	3,950	8,779
Proceeds from sales of available-for-sale securities	3,950	4,330
Paydowns on available-for-sale securities	13,195	13,957
Net increase in loans held for investment	(112,521)	(4,180)
Purchases of bank-owned life insurance	(2,500)	-
Purchases of premises and equipment	(969)	(1,130)
Proceeds from sale of premises and equipment	-	31
Net cash used in investing activities	(142,793)	(33,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	15,716	32,384
Increase in savings deposits	5,789	71,664
Decrease in time deposits	(16,296)	(20,578)
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(555)	(3,473)
Repayment of Federal Reserve Bank borrowings	(480)	(27,652)
Increase in long term borrowings	-	29,347
Proceeds from ESPP issuance	99	79
Repurchase of common stock	(6,655)	-
Cash dividends paid on common stock	(1,988)	(1,938)
Net cash (used in) provided by financing activities	(4,370)	79,833

Net (decrease) increase in cash and cash equivalents	(133,379)	63,867
Cash and cash equivalents at beginning of period	187,922	120,437
Cash and cash equivalents at end of period	$54,543	$184,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,609	$2,442

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized (loss) gain on securities available-for-sale	$(32,307)	$(1,892)
Former bank property transferred from fixed assets to held for sale assets	$345	$902
Right of use lease asset and liability	$327	$-

See Notes to Consolidated Financial Statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

THE COMPANY
Old Point Financial Corporation (NASDAQ: OPOF) (the Company) is a holding company that conducts substantially all of its operations through two wholly-owned subsidiaries, the Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services N.A. (Wealth Management). As of September 30, 2022, the Bank had 14 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Wealth Management offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company, the Bank, and Wealth Management. All significant intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at September 30, 2022 and December 31, 2021, the statements of income, comprehensive (loss) income, and changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the statements of cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU No. 2016-13 as codified in Topic 326, including ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11, ASU No. 2020-02, and ASU No. 2020-03.  These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  The new standard will be effective for the Company beginning on January 1, 2023.

The amendments of ASC 326, upon adoption, will be applied on a modified retrospective basis, with the cumulative effect of adopting the new standard being recorded as an adjustment to opening retained earnings in the period of adoption. The Company has established a committee to oversee the adoption of ASC 326. The Company has engaged a vendor to assist in modeling expected lifetime losses under ASC 326, gathered historical loan loss data for purposes of evaluating appropriate portfolio segmentation and modeling methods under the standard, performed procedures to validate the historical loan loss data to ensure its suitability and reliability for purposes of developing an estimate of expected credit losses under ASC 326, and is continuing to develop and refine an approach to estimating the allowance for credit losses. The adoption of ASC 326 will result in significant changes to the Company’s consolidated financial statements, which may include changes in the level of the allowance for credit losses that will be considered adequate, a reduction in total equity and regulatory capital of the Bank, differences in the timing of recognizing changes to the allowance for credit losses and expanded disclosures about the allowance for credit losses, charge-offs and recoveries of loans, and certain loan modifications. The Company has not yet determined an estimate of the effect of these changes, which will be determined based on the facts and circumstances at the time of adoption. The adoption of the standard will also result in significant changes in the Company’s internal control over financial reporting related to the allowance for credit losses.

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

Note 2. Securities

Amortized costs and fair values, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated are as follows:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$23,092	$-	$(2,447)	$20,645
Obligations of U.S. Government agencies	34,885	-	(1,077)	33,808
Obligations of state and political subdivisions	78,226	-	(13,752)	64,474
Mortgage-backed securities	91,567	26	(10,670)	80,923
Money market investments	1,965	-	-	1,965
Corporate bonds and other securities	27,991	-	(2,266)	25,725
	$257,726	$26	$(30,212)	$227,540

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$15,052	$-	$(148)	$14,904
Obligations of U.S. Government agencies	38,651	75	(168)	38,558
Obligations of state and political subdivisions	64,132	1,948	(277)	65,803
Mortgage-backed securities	88,511	1,348	(801)	89,058
Money market investments	2,413	-	-	2,413
Corporate bonds and other securities	23,441	261	(117)	23,585
	$232,200	$3,632	$(1,511)	$234,321

Index
The amortized cost and fair value of securities by contractual maturity are shown below.

	September 30, 2022
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$200	$193
Due after one year through five years	19,953	18,938
Due after five through ten years	85,547	75,346
Due after ten years	150,062	131,098
Other securities, restricted	1,964	1,965
	$257,726	$227,540

The Company did not realize any gains or losses on the sale of investment securities during the nine months ended September 30, 2022 and 2021, respectively.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired as of September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	September 30, 2022
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	$1,151	$12,898	$1,296	$7,747	$2,447	$20,645
Obligations of U.S. Government agencies	596	22,316	481	11,492	1,077	33,808
Obligations of state and political subdivisions	10,427	53,589	3,325	10,040	13,752	63,629
Mortgage-backed securities	5,508	54,188	5,162	25,730	10,670	79,918
Corporate bonds and other securities	1,522	16,719	744	7,005	2,266	23,724
Total securities available-for-sale	$19,204	$159,710	$11,008	$62,014	$30,212	$221,724

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	$148	$14,904	$-	$-	$148	$14,904
Obligations of U.S. Government agencies	131	19,181	37	5,042	168	24,223
Obligations of state and political subdivisions	277	20,673	-	-	277	20,673
Mortgage-backed securities	608	35,882	193	6,450	801	42,332
Corporate bonds and other securities	117	9,833	-	-	117	9,833
Total securities available-for-sale	$1,281	$100,473	$230	$11,492	$1,511	$111,965

The number of investments in an unrealized loss position as of September 30, 2022 and December 31, 2021 were 171 and 72, respectively. Certain investments within the Company’s portfolio had unrealized losses for more than twelve months at September 30, 2022 and December 31, 2021, as shown in the tables above. The primary cause of the temporary impairments in the Company’s investment security portfolio was increases in market interest rates. The Company concluded that no other-than-temporary impairment existed in its securities portfolio at September 30, 2022, and no other-than-temporary impairment loss has been recognized in net income during the first nine months of 2022, based primarily on the following: (i) changes in fair value were caused primarily by fluctuations in interest rates, (ii) securities with unrealized losses had generally high credit quality, (iii) the Company intends to hold these investments until recovery of its investment and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (iv) issuers have continued to make timely payments of principal and interest.

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

Index
Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

(dollars in thousands)	September 30, 2022	December 31, 2021
Mortgage loans on real estate:
Residential 1-4 family	$169,247	$130,776
Commercial - owner occupied	207,131	198,413
Commercial - non-owner occupied	202,702	184,190
Multifamily	25,192	19,050
Construction	68,005	58,440
Second mortgages	8,718	7,877
Equity lines of credit	53,228	48,665
Total mortgage loans on real estate	734,223	647,411
Commercial and industrial loans	66,724	68,690
Consumer automobile loans	127,961	85,023
Other consumer loans	23,216	33,418
Other (1)	2,941	8,984
Total loans, net of deferred fees	955,065	843,526
Less: Allowance for loan losses	9,933	9,865
Loans, net of allowance and deferred fees (2)	$945,132	$833,661

(1)
Overdrawn accounts are reclassified as loans and included in the Other category in the table above.  Overdrawn deposit accounts, excluding internal use accounts, totaled $323 thousand and $304 thousand at September 30, 2022 and December 31, 2021, respectively.

(2)	Net deferred loan fees totaled $936 thousand and $1.3 million at September 30, 2022 and December 31, 2021, respectively.

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

Index
The following tables present credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of September 30, 2022
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$169,090	$-	$157	$-	$169,247
Commercial - owner occupied	204,730	290	2,111	-	207,131
Commercial - non-owner occupied	202,153	-	549	-	202,702
Multifamily	25,192	-	-	-	25,192
Construction	66,847	-	1,158	-	68,005
Second mortgages	8,718	-	-	-	8,718
Equity lines of credit	53,228	-	-	-	53,228
Total mortgage loans on real estate	$729,958	$290	$3,975	$-	$734,223
Commercial and industrial loans	66,324	-	400	-	66,724
Consumer automobile loans	127,944	-	17	-	127,961
Other consumer loans	23,216	-	-	-	23,216
Other	2,941	-	-	-	2,941
Total	$950,383	$290	$4,392	$-	$955,065

Credit Quality Information
As of December 31, 2021
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$130,584	$-	$192	$-	$130,776
Commercial - owner occupied	195,512	788	2,113	-	198,413
Commercial - non-owner occupied	183,093	434	663	-	184,190
Multifamily	19,050	-	-	-	19,050
Construction	57,224	218	998	-	58,440
Second mortgages	7,877	-	-	-	7,877
Equity lines of credit	48,665	-	-	-	48,665
Total mortgage loans on real estate	$642,005	$1,440	$3,966	$-	$647,411
Commercial and industrial loans	68,261	-	429	-	68,690
Consumer automobile loans	85,002	-	21	-	85,023
Other consumer loans	33,418	-	-	-	33,418
Other	8,984	-	-	-	8,984
Total	$837,670	$1,440	$4,416	$-	$843,526

As of September 30, 2022 and December 31, 2021, the Company did not have any loans internally classified as Doubtful or Loss.

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

Index
Age Analysis of Past Due Loans as of September 30, 2022
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$109	$425	$-	$157	$168,556	$169,247
Commercial - owner occupied	-	536	-	2,111	204,484	207,131
Commercial - non-owner occupied	-	-	-	549	202,153	202,702
Multifamily	-	-	-	-	25,192	25,192
Construction	-	87	-	1,158	66,760	68,005
Second mortgages	-	-	-	-	8,718	8,718
Equity lines of credit	60	-	-	-	53,168	53,228
Total mortgage loans on real estate	$169	$1,048	$-	$3,975	$729,031	$734,223
Commercial and industrial loans	7	-	35	400	66,282	66,724
Consumer automobile loans	1,174	152	250	-	126,385	127,961
Other consumer loans	309	173	45	-	22,689	23,216
Other	18	15	-	-	2,908	2,941
Total	$1,677	$1,388	$330	$4,375	$947,295	$955,065

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccural column and not also in its respective past due column.

There were no past due loans guaranteed by the federal government as of September 30, 2022.

Age Analysis of Past Due Loans as of December 31, 2021
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$120	$-	$-	$191	$130,465	$130,776
Commercial - owner occupied	-	-	-	-	198,413	198,413
Commercial - non-owner occupied	-	-	-	113	184,077	184,190
Multifamily	-	-	-	-	19,050	19,050
Construction	-	-	-	-	58,440	58,440
Second mortgages	24	-	-	-	7,853	7,877
Equity lines of credit	51	-	-	-	48,614	48,665
Total mortgage loans on real estate	$195	$-	$-	$304	$646,912	$647,411
Commercial and industrial loans	37	-	169	174	68,310	68,690
Consumer automobile loans	814	118	296	-	83,795	85,023
Other consumer loans	1,284	439	550	-	31,145	33,418
Other	31	3	10	-	8,940	8,984
Total	$2,361	$560	$1,025	$478	$839,102	$843,526

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccural column and not also in its respective past due column.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class

(dollars in thousands)	September 30, 2022	December 31, 2021
Mortgage loans on real estate:
Residential 1-4 family	$157	$191
Commercial - owner occupied	2,111	-
Commercial - non-owner occupied	549	113
Construction and land development	1,158	-
Total mortgage loans on real estate	3,975	304
Commercial and industrial loans	400	174
Total	$4,375	$478

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Interest income that would have been recorded under original loan terms	$92	$8
Actual interest income recorded for the period	11	2
Reduction in interest income on nonaccrual loans	$81	$6

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

Index
There were no new TDRs in the nine months ended September 30, 2022 and 2021.

At September 30, 2022 and 2021, the Company had no outstanding commitments to disburse additional funds on any TDR. The Company had no loans secured by residential 1 - 4 family real estate in the process of foreclosure at September 30, 2022 and 2021.

In the three and nine months ended September 30, 2022 and 2021, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

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

Impaired Loans by Class
					For the Nine Months Ended
	As of September 30, 2022				September 30, 2022
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$290	$45	$239	$35	$288	$5
Commercial	4,469	3,687	617	7	4,344	-
Construction	1,236	998	236	55	1,235	3
Second mortgages	-	-	-	-	-	-
Total mortgage loans on real estate	5,995	4,730	1,092	97	5,867	8
Commercial and industrial loans	399	400	-	-	399	5
Other consumer loans	3	2	-	-	2	-
Total	$6,397	$5,132	$1,092	$97	$6,268	$13

Index
Impaired Loans by Class
					For the Year Ended
	As of December 31, 2021				December 31, 2021
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$353	$25	$300	$30	$328	$7
Commercial	610	178	413	8	601	1
Construction	80	79	-	-	80	4
Second mortgages	127	-	125	3	126	5
Total mortgage loans on real estate	1,170	282	838	41	1,135	17
Commercial and industrial loans	188	-	174	87	181	17
Other consumer loans	9	7	-	-	8	-
Total	$1,367	$289	$1,012	$128	$1,324	$34

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

Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At September 30, 2022 and December 31, 2021 management used eight twelve-quarter migration periods.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management’s estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $9.9 million adequate to cover estimable and probable loan losses inherent in the loan portfolio at September 30, 2022.

The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
For the nine months ended September 30, 2022
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865
Charge-offs	(297)	-	(25)	-	(1,095)	(281)	-	(1,698)
Recoveries	131	-	52	22	389	99	-	693
Provision for loan losses	107	70	190	(464)	982	188	-	1,073
Ending Balance	$624	$529	$2,607	$4,345	$1,638	$190	$-	$9,933

Individually evaluated for impairment	$-	$55	$35	$7	$-	$-	$-	$97
Collectively evaluated for impairment	624	474	2,572	4,338	1,638	190	-	9,836

Ending Balance	$624	$529	$2,607	$4,345	$1,638	$190	$-	$9,933

Loans Balances:
Individually evaluated for impairment	400	1,234	284	4,304	2	-	-	6,224
Collectively evaluated for impairment	66,324	66,771	256,101	405,529	151,175	2,941	-	948,841
Ending Balance	$66,724	$68,005	$256,385	$409,833	$151,177	$2,941	$-	$955,065

(1)	The real estate-mortgage segment includes residential 1 – 4 family, multi-family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

For the Year ended December 31, 2021
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541
Charge-offs	(27)	-	(14)	-	(800)	(278)	-	(1,119)
Recoveries	41	-	76	44	390	98	-	649
Provision for loan losses	19	120	(232)	309	470	241	(133)	794
Ending Balance	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865

Individually evaluated for impairment	$87	$-	$33	$8	$-	$-	$-	$128
Collectively evaluated for impairment	596	459	2,357	4,779	1,362	184	-	9,737

Ending Balance	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865

Loans Balances:
Individually evaluated for impairment	174	79	450	591	7	-	-	1,301
Collectively evaluated for impairment	68,516	58,361	205,918	382,012	118,434	8,984	-	842,225
Ending Balance	$68,690	$58,440	$206,368	$382,603	$118,441	$8,984	$-	$843,526

(1)	The real estate-mortgage segment includes residential 1 – 4 family, multi-family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

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

The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the consolidated balance sheets. There was one new lease executed during the first nine months of 2022. The following tables present information about the Company’s leases:

(dollars in thousands)	September 30, 2022
Lease liabilities	$1,124
Right-of-use assets	$1,093
Weighted average remaining lease term	3.35 years
Weighted average discount rate	2.04%

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost (in thousands)	2022	2021	2022	2021
Operating lease cost	$87	$81	$251	$266
Total lease cost	$87	$81	$251	$266

Cash paid for amounts included in the measurement of lease liabilities	$85	$82	$254	$269

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	September 30, 2022
Three months ending December 31, 2022	$91
Twelve months ending December 31, 2023	315
Twelve months ending December 31, 2024	310
Twelve months ending December 31, 2025	265
Thereafter	214
Total undiscounted cash flows	$1,195
Discount	(71)
Lease liabilities	$1,124
Note 5. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both September 30, 2022 and December 31, 2021. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $1.7 million and $1.9 million at September 30, 2022 and December 31, 2021, respectively. The expected terms of these investments and the related tax benefits run through 2033. There were no additional capital calls expected for the funds at September 30, 2022.

Index
The table below summarizes the tax credits and other tax benefits recognized by the Company related to these investments during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Tax credits and other benefits
Amortization of operating losses	$51	$51	$153	$151
Tax benefit of operating losses*	11	11	32	32
Tax credits	89	89	267	272
Total tax benefits	$100	$100	$299	$304

*	Computed using a 21% tax rate.

Note 6. Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Short-term borrowings sources consist of federal funds purchased, overnight repurchase agreements (which are secured transactions with customers that generally mature within one to four days), and advances from the FHLB.

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At September 30, 2022 and December 31, 2021, the remaining credit available from these lines totaled $115.0 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $392.1 million and $391.3 as of September 30, 2022 and December 31, 2021, respectively.

SHORT-TERM BORROWINGS
The following table presents total short-term borrowings as of the dates indicated:

(dollars in thousands)	September 30, 2022	December 31, 2021
Overnight repurchase agreements	$3,981	$4,536
Total short-term borrowings	$3,981	$4,536

Maximum month-end outstanding balance	$24,134	$12,239
Average outstanding balance during the period	$7,088	$7,293
Average interest rate (year-to-date)	0.84%	0.10%
Average interest rate at end of period	0.05%	0.10%

LONG-TERM BORROWINGS
At September 30, 2022 the Company had fully repaid the borrowings under the FRB’s PPPLF. At December 31, 2021 the Company had $480 thousand outstanding in long-term borrowings under the PPPLF.

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

Index
The following financial instruments whose contract amounts represent credit risk were outstanding at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Commitments to extend credit:
Home equity lines of credit	$84,467	$71,751
Commercial real estate, construction and development loans committed but not funded	71,303	42,683
Other lines of credit (principally commercial)	50,091	52,695
Total	$205,861	$167,129

Letters of credit	$881	$3,617

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of September 30, 2022 only restricted stock has been granted under the Incentive Stock Plan.

Restricted stock activity for the nine months ended September 30, 2022 is summarized below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, January 1, 2022	38,435	$20.49
Issued	20,809	25.65
Vested	(13,152)	21.93
Forfeited	-	-
Nonvested, September 30, 2022	46,092	$22.41

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.41 years.

The fair value of restricted stock granted during the nine months ended September 30, 2022 and 2021 was $534 thousand and $403 thousand, respectively.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $591 thousand as of September 30, 2022 and $411 thousand as of September 30, 2021.

Stock-based compensation expense was $121 thousand and $84 thousand for the three months ended September 30, 2022 and 2021, respectively, and $295 thousand and $214 thousand for the nine months ended September 30, 2022 and 2021, respectively.

Under the Company’s Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and was set at 5% for 2021 and for the first nine months of 2022.

Total stock purchases under the ESPP amounted to 4,307 shares during the nine months ended September 30, 2022. At September 30, 2022, the Company had 223,236 remaining shares reserved for issuance under the ESPP.

Index
Note 9. Stockholders’ Equity and Earnings per Share

STOCKHOLDERS’ EQUITY – Accumulated Other Comprehensive Income (Loss)
There were no amounts reclassified out of accumulated other comprehensive income (loss), by category, during the three or nine month periods ended September 30, 2022 or 2021, respectively.

The following tables present the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Three Months Ended September 30, 2022
Balance at beginning of period	$(15,850)	$(15,850)
Net other comprehensive loss	(7,997)	(7,997)
Balance at end of period	$(23,847)	$(23,847)

Three Months Ended September 30, 2021
Balance at beginning of period	$3,071	$3,071
Net other comprehensive loss	(497)	(497)
Balance at end of period	$2,574	$2,574

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Nine Months Ended September 30, 2022
Balance at beginning of period	$1,675	$1,675
Net other comprehensive loss	(25,522)	(25,522)
Balance at end of period	$(23,847)	$(23,847)

Nine Months Ended September 30, 2021
Balance at beginning of period	$4,069	$4,069
Net other comprehensive loss	(1,495)	(1,495)
Balance at end of period	$2,574	$2,574

The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated:

	Three Months Ended September 30, 2022
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(10,124)	$(2,127)	$(7,997)

Total change in accumulated other comprehensive income, net	$(10,124)	$(2,127)	$(7,997)

	Three Months Ended September 30, 2021
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(629)	$(132)	$(497)

Total change in accumulated other comprehensive income, net	$(629)	$(132)	$(497)

Index
	Nine Months Ended September 30, 2022
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(32,307)	$(6,785)	$(25,522)

Total change in accumulated other comprehensive income, net	$(32,307)	$(6,785)	$(25,522)

	Nine Months Ended September 30, 2021
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,892)	$(397)	$(1,495)

Total change in accumulated other comprehensive income, net	$(1,892)	$(397)	$(1,495)

EARNINGS PER COMMON SHARE
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to the ESPP.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2022 and 2021:

(dollars in thousands except per share data)	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three Months Ended September 30, 2022
Net income, basic	$2,542	5,016	$0.51
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$2,542	5,016	$0.51

Three Months Ended September 30, 2021
Net income, basic	$1,908	5,245	$0.36
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$1,908	5,245	$0.36

Nine Months Ended September 30, 2022
Net income, basic	$6,465	5,096	$1.27
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$6,465	5,096	$1.27

Nine Months Ended September 30, 2021
Net income, basic	$6,762	5,236	$1.29
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$6,762	5,236	$1.29

The Company had no antidilutive shares outstanding in the three and nine months ended September 30, 2022 and 2021, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

The Company has a share repurchase program (the Repurchase Program) which was authorized by the Board of Directors in October 2021 to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. During the first nine months of 2022, 268,095 shares, for an aggregate purchase price of $6.7 million, were repurchased by the Company under the Repurchase Plan, and of these shares, approximately 69,000 shares, for an aggregate purchase price of $1.7 million, were repurchased by the Company during the third quarter of 2022.

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

Index
The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at September 30, 2022 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities
U.S. Treasury securities	$20,645	$-	$20,645	$-
Obligations of U.S. Government agencies	33,808	-	33,808	-
Obligations of state and political subdivisions	64,474	-	64,474	-
Mortgage-backed securities	80,923	-	80,923	-
Money market investments	1,965	-	1,965	-
Corporate bonds and other securities	25,725	-	25,725	-
Total available-for-sale securities	227,540	-	227,540	-
Derivatives
Interest rate lock	15	-	15	-
Interest rate swap on loans	1,585	-	1,585	-
Total assets	$229,140	$-	$229,140	$-

Liabilities:
Derivatives
Interest rate swap on loans	1,585	-	1,585	-
Total liabilities	$1,585	$-	$1,585	$-

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$14,904	$-	$14,904	$-
Obligations of U.S. Government agencies	38,558	-	38,558	-
Obligations of state and political subdivisions	65,803	-	65,803	-
Mortgage-backed securities	89,058	-	89,058	-
Money market investments	2,413	-	2,413	-
Corporate bonds and other securities	23,585	-	23,585	-
Total available-for-sale securities	$234,321	$-	$234,321	$-
Derivatives
Interest rate lock	43	-	43	-
Interest rate swap on loans	181	-	181	-
Total assets	$234,545	$-	$234,545	$-

Liabilities:
Derivatives
Interest rate swap on loans	181	-	181	-
Total liabilities	$181	$-	$181	$-

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

		Carrying Value at September 30, 2022
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Construction	$110	$-	$-	$110
Total	$110	$-	$-	$110

Loans
Loans held for sale	$774	$-	$774	$-

		Carrying Value at December 31, 2021
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Commercial loans	$87	$-	$-	$87
Total	$87	$-	$-	$87

Loans
Loans held for sale	$3,287	$-	$3,287	$-

The following tables display the quantitative information about Level 3 Fair Value Measurements as of the dates indicated.

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at September 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Construction	$110	Market comparables	Selling costs	3.00% -8.00% (7.25%)

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Commercial loans	$87	Market comparables	Selling costs	0.00% -8.00% (7.00%)

Index
The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at September 30, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$54,543	$54,543	$-	$-
Securities available-for-sale	227,540	-	227,540	-
Restricted securities	1,389	-	1,389	-
Loans held for sale	774	-	774	-
Loans, net of allowances for loan losses	945,132	-	-	925,965
Derivatives
Interest rate lock	15	-	15	-
Interest rate swap on loans	1,585	-	1,585	-
Bank owned life insurance	31,293	-	31,293	-
Accrued interest receivable	3,773	-	3,773	-

Liabilities
Deposits	$1,182,308	$-	$1,182,220	$-
Overnight repurchase agreements	3,981	-	3,981	-
Long term borrowings	29,505	-	25,240	-
Derivatives
Interest rate swap on loans	1,585	-	1,585	-
Accrued interest payable	380	-	380	-

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$187,922	$187,922	$-	$-
Securities available-for-sale	234,321	-	234,321	-
Restricted securities	1,034	-	1,034	-
Loans held for sale	3,287	-	3,287	-
Loans, net of allowances for loan losses	833,661	-	-	834,693
Derivatives
Interest rate lock	43	-	43	-
Interest rate swap on loans	181	-	181	-
Bank owned life insurance	28,168	-	28,168	-
Accrued interest receivable	3,339	-	3,339	-

Liabilities
Deposits	$1,177,099	$-	$1,179,631	$-
Overnight repurchase agreements	4,536	-	4,536	-
Federal Reserve Bank borrowings	480	-	480	-
Long term borrowings	29,407	-	29,657	-
Derivatives
Interest rate swap on loans	181	-	181	-
Accrued interest payable	693	-	693	-

Index
Note 11. Segment Reporting

The Company operates in a decentralized fashion in three principal business segments: the Bank, the Wealth Management, and the Company (for purposes of this Note, the Parent). Revenues from the Bank’s operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Wealth Management’s operating revenues consist principally of income from fiduciary and asset management fees. The Parent’s revenues are mainly interest and dividends received from the Bank and Wealth Management. The Company has no other segments. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technologies and marketing strategies.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021 follows:

	Three Months Ended September 30, 2022
(dollars in thousands)	Bank	Wealth Management	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$12,347	$21	$2,968	$(2,968)	$12,368
Income from fiduciary activities	-	953	-	-	953
Other income	2,085	342	50	(65)	2,412
Total operating income	14,432	1,316	3,018	(3,033)	15,733

Expenses
Interest expense	502	-	295	-	797
Provision for loan losses	402	-	-	-	402
Salaries and employee benefits	5,733	902	186	-	6,821
Other expenses	4,413	288	108	(65)	4,744
Total operating expenses	11,050	1,190	589	(65)	12,764

Income before taxes	3,382	126	2,429	(2,968)	2,969

Income tax expense (benefit)	514	27	(114)	-	427

Net income	$2,868	$99	$2,543	$(2,968)	$2,542

Capital expenditures	$355	$13	$-	$-	$368

Total assets	$1,308,759	$7,163	$123,327	$(122,243)	$1,317,006

	Three Months Ended September 30, 2021
(dollars in thousands)	Bank	Wealth Management	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,809	$6	$2,281	$(2,281)	$10,815
Income from fiduciary activities	-	1,032	-	-	1,032
Other income	2,341	249	50	(66)	2,574
Total operating income	13,150	1,287	2,331	(2,347)	14,421

Expenses
Interest expense	688	-	251	-	939
Provision for loan losses	360	-	-	-	360
Salaries and employee benefits	5,644	746	168	-	6,558
Other expenses	4,077	257	102	(66)	4,370
Total operating expenses	10,769	1,003	521	(66)	12,227

Income before taxes	2,381	284	1,810	(2,281)	2,194

Income tax expense (benefit)	325	59	(98)	-	286

Net income	$2,056	$225	$1,908	$(2,281)	$1,908

Capital expenditures	$370	$-	$-	$-	$370

Total assets	$1,304,291	$7,222	$150,442	$(150,329)	$1,311,626

Index
	Nine Months Ended September 30, 2022
(dollars in thousands)	Bank	Wealth Management	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$33,871	$52	$7,826	$(7,826)	$33,923
Income from fiduciary activities	-	3,086	-	-	3,086
Other income	6,394	946	150	(196)	7,294
Total operating income	40,265	4,084	7,976	(8,022)	44,303

Expenses
Interest expense	1,509	-	885	-	2,394
Provision for loan losses	1,073	-	-	-	1,073
Salaries and employee benefits	16,704	2,643	507	-	19,854
Other expenses	12,363	867	480	(196)	13,514
Total operating expenses	31,649	3,510	1,872	(196)	36,835

Income before taxes	8,616	574	6,104	(7,826)	7,468

Income tax expense (benefit)	1,243	122	(362)	-	1,003

Net income	$7,373	$452	$6,466	$(7,826)	$6,465

Capital expenditures	$956	$13	$-	$-	$969

Total assets	$1,308,759	$7,163	$123,327	$(122,243)	$1,317,006

	Nine Months Ended September 30, 2021
(dollars in thousands)	Bank	Wealth Management	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$31,635	$17	$7,458	$(7,458)	$31,652
Income from fiduciary activities	-	3,110	-	-	3,110
Other income	7,426	788	150	(196)	8,168
Total operating income	39,061	3,915	7,608	(7,654)	42,930

Expenses
Interest expense	2,258	-	256	-	2,514
Provision for loan losses	510	-	-	-	510
Salaries and employee benefits	16,263	2,253	496	-	19,012
Other expenses	12,139	788	278	(196)	13,009
Total operating expenses	31,170	3,041	1,030	(196)	35,045

Income before taxes	7,891	874	6,578	(7,458)	7,885

Income tax expense (benefit)	1,123	184	(184)	-	1,123

Net income	$6,768	$690	$6,762	$(7,458)	$6,762

Capital expenditures	$1,089	$41	$-	$-	$1,130

Total assets	$1,304,291	$7,222	$150,442	$(150,329)	$1,311,626

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

The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2021 Form 10-K. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company’s future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on future business, financial condition or results of operations, see “Cautionary Statement Regarding Forward-Looking Statements” at the end of this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

Overview
The Company’s primary goals are to maximize earnings by maintaining strong asset quality and deploying capital in profitable growth initiatives that will enhance long-term stockholder value. The Company operates in three principal business segments: the Bank, Wealth Management, and the Company as a separate segment, the Parent. Revenues from the Bank’s operations consist primarily of interest earned on loans and investment securities, fees earned on deposit accounts, debit card interchange, and treasury and commercial services and mortgage banking income. Wealth Management’s operating revenues consist principally of income from fiduciary and asset management fees. The Parent’s revenues are mainly fees and dividends received from the Bank and Wealth Management.

Net income for the three months ended September 30, 2022 was $2.5 million ($0.51 per diluted share) compared to $1.9 million ($0.36 per diluted share) for the three months ended September 30, 2021.  For the nine months ended September 30, 2022 and 2021, net income was $6.5 million, or $1.27 per diluted common share, and $6.8 million, or $1.29 per diluted common share, respectively.  Total assets of $1.3 billion as of September 30, 2022 decreased by $21.1 million from December 31, 2021.

Key factors affecting comparisons of consolidated net income for the three and nine months ended September 30, 2022 are as follows. Comparisons are to the three and nine months ended September 30, 2021 unless otherwise stated.

•	Loans held for investment (net of deferred fees and costs), excluding PPP (non-GAAP), increased $150.6 million, or 18.7%, from September 30, 2021;
•
NIM on a fully tax-equivalent basis (FTE) (non-GAAP) was 3.78% and 3.26% for the third quarter of 2022 and 2021, respectively. For the nine months ended September 30, 2022, NIM (FTE) was 3.44% compared to 3.32% for the comparative 2021 period;

•	ROE increased to 9.9% for the third quarter of 2022, compared to 6.2% for the prior year quarter;
•
Net interest income increased $1.7 million, or 17.2%, and $2.4 million, or 8.2%, respectively compared to the prior year comparative periods. The Company recognized net PPP origination fees of $77 thousand in the third quarter of 2022 compared to $713 thousand in the third quarter of 2021. For the first nine months of 2022, net PPP origination fees recognized were $698 thousand compared to $2.7 million for the comparative 2021 period; and

•	Mortgage banking income decreased $374 thousand, or 81.3%, and $1.6 million, or 79.4%, due to declines in volume of mortgage originations attributable to changes in mortgage market conditions.

For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” below.

Capital Management and Dividends
Total equity was $93.5 million at September 30, 2022, compared to $120.8 million at December 31, 2021. Total equity decreased $27.3 million at September 30, 2022 compared to December 31, 2021, due primarily to unrealized losses in the market value of securities available for sale, which are recognized as a component of accumulated other comprehensive (loss) income, and the repurchase of shares under the Company’s Repurchase Program, partially offset by net income. The Company’s securities available for sale are fixed income debt securities, and their decline in market value during the first nine months of 2022 was a result of increases in market interest rates. The Company expects to recover its investments in debt securities through scheduled payments of principal and interest and unrealized losses are not expected to affect the earnings or regulatory capital of the Company or its subsidiaries.

For the third quarter of 2022 and 2021, respectively, the Company declared dividends of $0.13 per share. For the nine months ended September 30, 2022, dividends declared were $0.39 per share compared to $0.37 per share for the nine months ended September 30, 2021. The Board of Directors of the Company continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements, and expected future earnings. The Company’s principal goals related to the maintenance of capital are to provide adequate capital to support the Company’s risk profile consistent with the Board-approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to stockholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total capital for the Bank are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

Index
The Company has a Repurchase Program which was authorized by the Board of Directors in October 2021 to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. During the third quarter and first nine months of 2022, 69,000 shares, for an aggregate purchase price of $1.7 million, and 268,095 shares, for an aggregate purchase price of $6.7 million, respectively, were repurchased by the Company under the Repurchase Program.

At September 30, 2022, the book value per share of the Company’s common stock was $18.71, and tangible book value per share (non-GAAP) was $18.34, compared to $23.06 and $22.69, respectively, at December 31, 2021. Refer to “Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

Allowance for Loan Losses
The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when it is believed the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in the Company’s judgment, will be adequate to absorb probable and estimable losses inherent in the loan portfolio. The judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the allowance, management considers a range of possible assumptions and outcomes related to the various factors identified above. Under alternative assumptions that we considered in developing our estimate of an allowance that will be adequate to absorb probable and estimable losses inherent in the loan portfolio at September 30, 2022, our estimate of the allowance varied between $9 million and $11 million.

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

Net interest income for the third quarter of 2022 was $11.6 million, an increase of $1.7 million, or 17.2%, from the third quarter of 2021. The increase from the prior-year comparative quarter was due primarily to deployment of lower yielding cash to fund growth in higher yielding loans and investments, and higher average yields on higher earning asset balances due to the effect of rising market interest rates. For the nine months ended September 30, 2022 and 2021, net interest income was $31.5 million and $29.1 million, respectively. The increase from the prior-year comparative period was due to higher average earning assets at higher average earning yields, despite the lower volume during 2022 of accelerated recognition of net deferred fees related to PPP forgiveness, combined with higher average interest-bearing liabilities at lower average rates.

Net interest income, on a fully tax-equivalent basis (non-GAAP), was $11.7 million for the third quarter of 2022, an increase of $1.7 million from the 2021 comparative quarter. On a fully tax-equivalent basis (non-GAAP), NIM was 3.78% and 3.26%, for the quarters ended, and 3.44% and 3.32% for the nine months ended September 30, 2022 and 2021, respectively.

Index
Average loans increased $99.7 million, or 11.9%, and $58.0 million, or 7.0%, for the third quarter and first nine months of 2022 compared to the prior year comparative periods, respectively. The increase in average loans outstanding in 2022 compared to 2021 was due primarily to growth in the commercial real estate, automobile, and consumer real estate segments of the loan portfolio. Average loan yields were lower in the third quarter and first nine months of 2022 compared to the same periods of 2021, respectively, due primarily to lower accelerated recognition of deferred fees and costs related to PPP forgiveness partially offset by the effects of rising interest rates during 2022. Loan fees and costs related to PPP loans were deferred at time of loan origination, amortized into interest income over the remaining term of the loans and are accelerated upon forgiveness or repayment of the PPP loans. Loan fees and costs related to PPP loans were deferred at time of loan origination, amortized into interest income over the remaining term of the loans and accelerated upon forgiveness or repayment of the PPP loans. Net PPP fees of $77 thousand were recognized in the third quarter of 2022 compared to $713 thousand in the prior year quarter. Net PPP fees recognized for the first nine months of 2022 were $698 thousand, down from $2.7 million for the comparative 2021 period. As of September 30, 2022, unrecognized net PPP fees were $5 thousand. Year-over-year NIM was also impacted by subordinated debt interest expense related to the timing of issuance in 2021. During the first nine months of 2022, market interest rates increased, and the Company was asset sensitive at September 30, 2022 and believes the balance sheet is positively positioned for a rising interest rate environment; however, the extent to which rising interest rates will ultimately affect the Company’s NIM is uncertain. For more information about these FTE financial measures, please see “Non-GAAP Financial Measures” below.

Average securities available for sale increased $20.8 million and $38.3 million for the third quarter and first nine months of 2022, compared to 2021, due primarily to higher purchases of securities in order to utilize excess liquidity rather than holding in lower-yielding cash reserves. The average yield on the securities portfolio on a fully tax-equivalent basis increased 75 basis points for third quarter of 2022, compared to the third quarter of 2021, and 35 basis points for the first nine months of 2022 compared to 2021.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $108.4 million for the third quarter of 2022 and $45.5 million for the first nine months of 2022, compared to the same periods in 2021 due primarily to deployment of excess liquidity in loans held for investment and securities available for sale. The average yield on interest-bearing deposits in other banks increased 203 basis points for the third quarter of 2022 and increased 58 basis points for the first nine months of 2022 compared to the same periods in 2021 due to rising interest rates during 2022. The Federal Reserve Bank increased the interest rate on excess cash reserve balances from 0.10 percent at December 31, 2020 to 0.15 percent by the end of 2021 and to 3.15 percent by the end of the third quarter of 2022.

Average money market, savings and interest-bearing demand deposits increased $11.4 million and $39.0 million for the third quarter and first nine months of 2022, respectively, and average time deposits decreased $19.6 million and $21.6 million for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021, due to growth in consumer and business deposits primarily as a result of new accounts and trailing liquidity from government stimulus programs as well as a shift from time deposits as a result of lower interest rates in 2021 and early 2022. Average noninterest-bearing demand deposits increased $36.3 million for the third quarter of 2022 and $35.1 million for the first nine months of 2022, compared to the same periods of 2021. The average cost of interest-bearing deposits decreased 11 basis points for the third quarter of 2022 and 15 basis points for the first nine months of 2022, compared to the same periods in 2021, due primarily to lower rates on deposits and a shift in composition from time deposits. Higher levels of liquidity contributed to year-over-year reductions in the average cost of interest-bearing deposits. As the rising interest rate environment lengthens, average cost of funding will begin to increase. Changes in rates take effect immediately for interest checking, money market and savings accounts, while changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity.

Average borrowings increased $5.01 million and $10.5 million for the third quarter and first nine months of 2022 compared to the same periods in 2021 due primarily to the repayment of PPPLF borrowings during 2021 offset by long-term borrowings related to the issuance of subordinated notes by the Company during July 2021. The average cost of borrowings increased during 2022 compared to 2021 due primarily to the issuance of subordinated notes by the Company during July 2021.

Index
The following table shows analyses of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES
	For the quarters ended September 30,
	2022			2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate**	Balance	Expense	Rate**
ASSETS
Loans*	$938,110	$10,516	4.45%	$838,376	$9,704	4.59%
Investment securities:
Taxable	190,728	1,297	2.70%	183,759	853	1.84%
Tax-exempt*	46,046	345	2.97%	32,243	236	2.90%
Total investment securities	236,774	1,642	2.75%	216,002	1,089	2.00%
Interest-bearing due from banks	45,250	252	2.21%	153,671	68	0.18%
Federal funds sold	2,201	11	2.05%	1,958	-	0.07%
Other investments	1,650	30	6.92%	1,033	16	5.91%
Total earning assets	1,223,985	$12,451	4.04%	1,211,040	$10,877	3.56%
Allowance for loan losses	(10,015)			(9,486)
Other non-earning assets	99,676			97,907
Total assets	$1,313,646			$1,299,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$79,620	$3	0.01%	$72,371	$3	0.02%
Money market deposit accounts	375,555	135	0.14%	379,170	228	0.24%
Savings accounts	123,604	9	0.03%	115,862	12	0.04%
Time deposits	155,989	312	0.79%	175,541	441	1.00%
Total time and savings deposits	734,768	459	0.25%	742,944	684	0.36%
Federal funds purchased, repurchase agreements and other borrowings	11,667	43	1.46%	10,840	3	0.15%
Long term borrowings	29,485	295	3.92%	25,301	252	3.95%
Total interest-bearing liabilities	775,920	797	0.41%	779,085	939	0.48%
Demand deposits	429,928			393,591
Other liabilities	5,500			5,007
Stockholders’ equity	102,298			121,778
Total liabilities and stockholders’ equity	$1,313,646			$1,299,461
Net interest margin		$11,654	3.78%		$9,938	3.26%

*	Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $83 thousand and $62 thousand for September 30, 2022 and 2021, respectively.
**	Annualized

Index
TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES
	For the nine months ended September 30,
	2022			2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate**	Balance	Expense	Rate**
ASSETS
Loans*	$893,133	$29,206	4.37%	$835,107	$28,495	4.56%
Investment securities:
Taxable	196,475	3,409	2.32%	168,800	2,414	1.91%
Tax-exempt*	42,208	927	2.94%	31,596	706	2.99%
Total investment securities	238,683	4,336	2.43%	200,396	3,120	2.08%
Interest-bearing due from banks	97,642	533	0.73%	143,112	163	0.15%
Federal funds sold	3,514	18	0.70%	662	-	0.07%
Other investments	1,396	58	5.47%	1,128	57	6.64%
Total earning assets	1,234,368	$34,151	3.70%	1,180,405	$31,835	3.61%
Allowance for loan losses	(9,861)			(9,584)
Other nonearning assets	96,897			100,366
Total assets	$1,321,404			$1,271,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$75,641	$8	0.01%	$70,238	$10	0.02%
Money market deposit accounts	385,929	433	0.15%	366,580	649	0.24%
Savings accounts	126,965	30	0.03%	112,723	34	0.04%
Time deposits	161,885	993	0.82%	183,534	1,536	1.12%
Total time and savings deposits	750,420	1,464	0.26%	733,075	2,229	0.41%
Federal funds purchased, repurchase agreements and other borrowings	6,753	45	0.88%	17,143	33	0.26%
Long term borrowings	29,453	885	4.02%	8,526	252	3.95%
Total interest-bearing liabilities	786,626	2,394	0.41%	758,744	2,514	0.44%
Demand deposits	420,527			385,427
Other liabilities	5,649			6,997
Stockholders’ equity	108,602			120,019
Total liabilities and stockholders’ equity	$1,321,404			$1,271,187
Net interest margin		$31,757	3.44%		$29,321	3.32%

*	Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $228 thousand and $183 thousand for September 30, 2022 and 2021, respectively.
**	Annualized

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

Index
TABLE 2: VOLUME AND RATE ANALYSIS*
	Three months ended September 30, 2022 from 2021
	Increase (Decrease)
	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
EARNING ASSETS
Loans*	$1,154	$(342)	$812
Investment securities:
Taxable	32	412	444
Tax-exempt*	101	8	109
Total investment securities	133	420	553

Federal funds sold	-	11	11
Other investments**	(42)	240	198
Total earning assets	1,246	328	1,574

INTEREST-BEARING LIABILITIES
Interest-bearing transaction accounts	-	-	-
Money market deposit accounts	(2)	(91)	(93)
Savings accounts	1	(4)	(3)
Time deposits	(49)	(80)	(129)
Total time and savings deposits	(50)	(175)	(225)
Federal funds purchased, repurchase agreements and other borrowings	-	40	40
Long term borrowings	42	1	43
Total interest-bearing liabilities	(8)	(134)	(142)

Change in net interest income	$1,255	$461	$1,716
*	Computed on a fully tax-equivalent basis using a 21% rate.
**	Other investments include interest-bearing balances due from banks.

TABLE 2: VOLUME AND RATE ANALYSIS*
	Nine Months Ended September 30, 2022 from 2021
	Increase (Decrease)
	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
EARNING ASSETS
Loans*	$1,980	$(1,269)	$711
Investment securities:
Taxable	396	599	995
Tax-exempt*	237	(16)	221
Total investment securities	634	582	1,216

Federal funds sold	-	18	18
Other investments**	(38)	409	371
Total earning assets	2,576	(260)	2,316

INTEREST-BEARING LIABILITIES
Interest-bearing transaction accounts	1	(3)	(2)
Money market deposit accounts	34	(250)	(216)
Savings accounts	4	(8)	(4)
Time deposits	(181)	(362)	(543)
Total time and savings deposits	(143)	(622)	(765)
Federal funds purchased, repurchase agreements and other borrowings	(20)	32	12
Long term borrowings	619	14	633
Total interest-bearing liabilities	456	(576)	(120)

Change in net interest income	$2,121	$315	$2,436
*	Computed on a fully tax-equivalent basis using a 21% rate.
**	Other investments include interest-bearing balances due from banks.

Index
The Company believes NIM may be affected in future periods by several factors that are difficult to predict, including (1) changes in interest rates, which may depend on the severity of adverse economic conditions, inflationary pressures, the timing and extent of any economic recovery, which are inherently uncertain, and (2) possible changes in the composition of earning assets which may result from decreased loan demand as a result of the current economic environment. During the first nine months of 2022, market interest rates increased and the Company was asset sensitive at September 30, 2022; however, the Company can give no assurance as to the ultimate impact of rising interest rates or as to when or for how long the Company may experience an increase in the NIM.

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

For the three months ended September 30, 2022, the Company recognized a provision for loan losses of $402 thousand compared to $360 thousand for the three months ended September 30, 2021.  The provision for loan losses was $1.1 million for the first nine months of 2022, compared to $510 thousand for the first nine months of 2021. The increase in provision expense during the third quarter of 2022 was driven primarily by increases in net loans held for investment, as well as an elevation in net charge-offs. Charged-off loans totaled $1.7 million and $905 thousand in the first nine months of 2022 and 2021, respectively. Recoveries amounted to $693 thousand and $538 thousand for the nine months ended September 30, 2022 and 2021, respectively. The Company’s annualized net loans charged off to average loans were 0.16% for the third quarter of 2022 compared to 0.07% for the third quarter of 2021. The increase in charge-offs during the third quarter of 2022 was primarily related to three consumer credits and there is an expectation of partial recovery during the fourth quarter.

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

Noninterest Income
Noninterest income was $3.4 million for the three months ended September 30, 2022, a decrease of $241 thousand or 6.7%, from third quarter of 2021. Although service charges on deposit accounts, other service charges, commissions and fees, bank-owned life insurance, and other operating income increased compared to the prior year quarter, these increases were offset by lower fiduciary and asset management fees and mortgage banking income. Noninterest income for the nine months ended September 30, 2022 decreased $898 thousand to $10.4 million compared to the nine months ended September 30, 2021, driven primarily by the decrease in mortgage banking income. The decrease in mortgage banking income for the third quarter and first nine months of 2022 compared to the respective 2021 periods was due to declines in volume of mortgage originations attributable to changes in mortgage market conditions.

The Company continues to focus on diversifying noninterest income through efforts to expand Wealth Management, insurance, and mortgage banking activities, and a continued focus on business checking and other corporate services.

Noninterest Expense
Noninterest expense was $11.6 million for the third quarter of 2022, an increase of $637 thousand, or 5.8%, compared to $10.9 million for the third quarter of 2021. The increase over the prior year quarter was primarily driven by increased salary and benefit expense, employee professional development related to recruiting, and other operating expense.  For the nine months ended September 30, 2022, noninterest expense increased $1.3 million, or 4.2% over the nine months ended September 30, 2021, primarily due to increases in salary and benefits and employee professional development related to recruiting. The increase in salary and benefits was primarily driven by lower deferred loan costs. The Company is in the final phase of assessing major vendor contracts and relationships as a key component of efforts to reduce noninterest expense levels while improving operational efficiency.

The Company’s income tax expense increased $141 thousand for the third quarter and decreased $120 thousand for the first nine months of 2022 when compared to the same periods in 2021 primarily due to changes in the levels of pre-tax income and the mix of effective tax-exempt income. The effective federal income tax rates for the three and nine months ended September 30, 2022 were 14.4% and 13.4%, respectively, and the effective tax rates for the three and nine months ended September 30, 2021 were 13.0% and 14.2%, respectively.

Balance Sheet Review
At September 30, 2022, the Company had total assets of $1.3 billion, a decrease of $21.1 million compared to assets as of December 31, 2021.

Index
Net loans held for investment increased $111.5 million or 13.4%, from $833.7 million at December 31, 2021 to $945.1 million at September 30, 2022. Loans held for investment, excluding PPP (non-GAAP), grew 15.8%, or $129.9 million, driven by loan growth in the following segments: commercial real estate of $27.2 million, construction, land development, and other land loans of $9.7 million, residential real estate of $50.2 million, and indirect automobile of $42.9 million. Cash and cash equivalents decreased $133.4 million or 71.0% from December 31, 2021 to September 30, 2022, due to deployment into higher earning asset classes. Securities available for sale, at fair value, decreased $6.8 million or 2.9% over the same period primarily driven by decreases in market value offset by liquidity deployment in the investment portfolio.

Total deposits of $1.2 billion as of September 30, 2022 increased $5.2 million, or 0.4% from December 31, 2021. Noninterest-bearing deposits increased $15.7 million, or 3.7%, savings deposits increased $5.8 million, or 1.0%, and time deposits decreased $16.3 million, or 9.6%.

The Company utilized the PPPLF initiated by the Federal Reserve Bank to partially fund PPP loan originations. PPPLF borrowings were fully repaid during the first quarter of 2022 compared to $480 thousand at December 31, 2021.  The Company also utilizes FHLB advances as a source of liquidity as needed. At September 30, 2022 and December 31, 2021, the Company had no FHLB advances.

Securities Portfolio
When comparing September 30, 2022 to December 31, 2021, securities available-for-sale decreased $6.8 million, or 2.9%. The majority of the change was due primarily to decreases in market value due to rising market interest rates  offset by deployment of additional liquidity in purchases of U.S. Treasury securities, securities issued by state and political subdivisions, and corporate bonds and other securities rather than holding in lower yielding cash reserves.

The Company’s strategy for the securities portfolio is primarily intended to manage the portfolio’s susceptibility to interest rate risk and to provide liquidity to fund loan growth. The securities portfolio is also adjusted to achieve other asset/liability objectives, including pledging requirements, and to manage tax exposure when necessary.

The following table sets forth a summary of the securities portfolio:

TABLE 3: SECURITIES PORTFOLIO

	September 30,	December 31,
(Dollars in thousands)	2022	2021
U.S. Treasury securities	$20,645	$14,904
Obligations of U.S. Government agencies	33,808	38,558
Obligations of state and political subdivisions	64,474	65,803
Mortgage-backed securities	80,923	89,058
Money market investments	1,965	2,413
Corporate bonds and other securities	25,725	23,585
	227,540	234,321
Restricted securities:
Federal Home Loan Bank stock	$682	383
Federal Reserve Bank stock	665	609
Community Bankers’ Bank stock	42	42
	1,389	1,034
Total Securities	$228,929	$235,355

For more information about the Company’s securities available for sale, including information about securities in an unrealized loss position at September 30, 2022 and December 31, 2021, see Part I, Item 1, “Financial Statements” under the heading Note 2, Securities in this Quarterly Report on Form 10-Q.

Index
Loan Portfolio
The following table shows a breakdown of total loans by segment at September 30, 2022 and December 31, 2021.

TABLE 4: LOAN PORTFOLIO

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Commercial and industrial	$66,724	$68,690
Real estate-construction	68,005	58,440
Real estate-mortgage (1)	256,385	206,368
Real estate-commercial	409,833	382,603
Consumer	151,177	118,441
Other	2,941	8,984
Ending Balance	$955,065	$843,526

(1)	The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

Based on the North American Industry Classification System code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

As of September 30, 2022, the total loan portfolio increased by $111.5 million or 13.2% from December 31, 2021, primarily due to increases in real estate construction, real estate mortgage, real estate-commercial, and consumer. A decline of $18.4 million in PPP loans outstanding impacted commercial and industrial. Loans held for investment (net of deferred fees and costs), excluding PPP (non-GAAP), grew 15.8%.

For more information about the Company’s loan portfolio at September 30, 2022 and December 31, 2021, see Part I, Item 1, “Financial Statements” under the heading Note 3, Loans and the Allowance for Loan Losses in this Quarterly Report on Form 10-Q.

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

Nonperforming assets increased by $3.2 million from $1.5 million at December 31, 2021 to $4.7 million at September 30, 2022. The total at September 30, 2022 consisted of $330 thousand in loans still accruing interest but past due 90 days or more and $4.4 million in nonaccrual loans. All of the nonaccrual loans are classified as impaired, 90.9% of the nonaccrual loans at September 30, 2022 were secured by real estate and 89.5% of the nonaccrual loans at September 30, 2022 was related to one large commercial relationship. Impaired loans are a component of the allowance for loan losses. When a loan changes from “90 days past due but still accruing interest” to “nonaccrual” status, the loan is normally reviewed for impairment. If impairment is identified, then the Company records a charge-off based on the value of the collateral or the present value of the loan’s expected future cash flows, discounted at the loan’s effective interest rate. If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

The recorded investment in impaired loans increased to $6.2 million as of September 30, 2022 from $1.3 million as of December 31, 2021 as detailed in Part I, Item 1, “Financial Statements” under the heading Note 3, Loans and the Allowance for Loan Losses in this Quarterly Report on Form 10-Q. The majority of these loans were collateralized.

The following table presents information concerning the aggregate amount of nonperforming assets, which includes nonaccrual loans, past due loans, TDRs and OREO:

Index
TABLE 5: NONPERFORMING ASSETS

	September 30,	December 31,
(dollars in thousands)	2022	2021
Nonaccrual loans
Commercial and industrial	$400	$174
Real estate-construction	1,158	-
Real estate-mortgage (1)	157	191
Real estate-commercial	2,660	113
Total nonaccrual loans	$4,375	$478

Loans past due 90 days or more and accruing interest
Commercial and industrial	$35	$169
Real estate-mortgage (1)	-	-
Consumer loans (2)	295	846
Other	-	10
Total loans past due 90 days or more and accruing interest	$330	$1,025

Restructured loans
Real estate-construction	$76	$79
Real estate-mortgage (1)	285	450
Real estate-commercial	371	413
Total restructured loans	$732	$942
Less nonaccrual restructured loans (included above)	157	191
Less restructured loans currently in compliance (3)	575	751
Net nonperforming, accruing restructured loans	$-	$-
Nonperforming loans	$4,705	$1,503

Total nonperforming assets	$4,705	$1,503
Interest income that would have been recorded under original loan terms on nonaccrual loans above	$92	$11
Interest income recorded for the period on nonaccrual loans included above	$11	$2
Total loans	$955,065	$843,526
ALLL	$9,933	$9,865
Nonaccrual loans to total loans	0.46%	0.06%
ALLL to total loans	1.04%	1.17%
ALLL to nonaccrual loans	227.04%	2063.81%

(1) The real estate-mortgage segment includes residential 1 – 4 family, second mortgages and equity lines of credit.
(2) Amounts listed include student loans and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. There was no past due principal portion of these guaranteed loans at September 30, 2022 and totaled $711 thousand at December 31, 2021. For additional information, refer to Note 3, Loans and Allowance for Loan Losses included in Part I, Item 1, “Financial Statements” of this report on Quarterly Report on Form 10-Q.
(3) Amounts listed represent restructured loans that are in compliance with their modified terms as of the date presented.

As shown in the table above, as of September 30, 2022 compared to December 31, 2021, the nonaccrual loan category increased by $3.9 million and the 90-days past due and still accruing interest category decreased by $695 thousand or 67.8%. The increase in nonaccrual loans during the first nine months of 2022 was driven primarily by one well-secured large commercial relationship which was downgraded during the fourth quarter of 2021 and became impaired and placed on nonaccrual status during the first quarter of 2022.

The nonaccrual loans at September 30, 2022 were related to nine credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

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

The majority of the Company’s TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of September 30, 2022 and December 31, 2021, the impaired loan component of the allowance for loan losses amounted to $97 thousand and $128 thousand, respectively. The impaired loan component of the allowance for loan losses is reflected as a valuation allowance related to impaired loans in Note 3, Loans and the Allowance for Loan Losses included in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q.

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

Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan’s payments are current (including loans 1 – 29 days past due), 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company’s internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of September 30, 2022 and December 31, 2021, the Company had no loans in these categories.

The overall historical loss rate from December 31, 2021 to September 30, 2022, improved 9 basis points as a percentage of loans evaluated collectively for impairment as a result of overall improving asset quality. For the same period, the qualitative factor components decreased 7 basis point as a percentage of loans evaluated collectively for impairment overall. This decrease was primarily due to a reduction related to the COVID-19 pandemic, partially offset by adjustments for change in volume for certain segments. While there have not been significant changes in overall credit quality of the loan portfolio from December 31, 2021 to September 30, 2022, management will continue to monitor economic recovery challenges at macro and micro levels, including levels of inflation, rising interest rates, supply chain disruption, and employment levels, which may be delaying signs of credit deterioration. If there are further challenges to the economic recovery, elevated levels of risk within the loan portfolio may require additional increases in the allowance for loan losses.

On a combined basis, the historical loss and qualitative factor components amounted to $9.8 million as of September 30, 2022 and $9.7 million as of December 31, 2021. Management is monitoring portfolio activity, such as levels of deferral and/or modifications, concentration levels by collateral, as well as industry concentration levels, to identify areas within the loan portfolio which may create elevated levels of risk should the economic environment present indications of instability that is other than temporary in nature.

Index
Overall Change in Allowance
As a result of management’s analysis, the Company added, through the provision, $1.1 million to the ALLL for the nine months ended September 30, 2022. The ALLL, as a percentage of period-end loans held for investment, was 1.04% and 1.17% at September 30, 2022 and December 31, 2021, respectively. The decrease in the ALLL as a percentage of loans held for investment at September 30, 2022 compared to the December 31, 2021 was primarily attributable to: (i) an increase in loans held for investment, excluding PPP loans (non-GAAP); partially offset by (ii) continued improvement in historical qualitative loss rates; and (iii) a reduction of qualitative factor adjustments related to the COVID-19 pandemic partially offset by certain segment qualitative factor adjustments for volume trends. Excluding PPP loans, the ALLL as a percentage of loans held for investment (non-GAAP) was 1.04% and 1.20% at September 30, 2022 and December 31, 2021, respectively. For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” below. Management believes that the allowance has been appropriately funded for losses on existing loans, based on currently available information. Year-over-year quantitative historical loss rates continue to demonstrate improvement, past due levels remain low, and asset quality remains strong. The Company will continue to monitor the loan portfolio, levels of nonperforming assets, and the sustainability of improving asset quality trends experienced closely and make changes to the allowance for loan losses when necessary. As further challenges to economic conditions in our markets, including due to the impacts of inflation and rising interest rates, continue to evolve, elevated levels of risk within the loan portfolio may require additional increases in the ALLL.

The allowance for loan losses represents an amount that, in management’s judgement, will be adequate to absorb probable and estimable losses inherent in the loan portfolio.  The provision for loan losses increases the allowance and loans charged-off, net of recoveries, reduce the allowance.  The following tables present the Company’s loan loss experience for the periods indicated:

TABLE 6: ALLOWANCE FOR LOAN LOSSES
For the Nine Months ended September 30, 2022
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865
Charge-offs	(297)	-	(25)	-	(1,095)	(281)	-	(1,698)
Recoveries	131	-	52	22	389	99	-	693
Provision for loan losses	107	70	190	(464)	982	188	-	1,073
Ending Balance	$624	$529	$2,607	$4,345	$1,638	$190	$-	$9,933

Average loans	67,481	65,368	227,401	400,889	123,895	6,810		891,844
Ratio of net charge-offs to average loans	0.25%	0.00%	-0.01%	-0.01%	0.57%	2.67%		0.11%

For the Nine Months ended September 30, 2021
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541
Charge-offs	(24)	-	(1)	-	(664)	(216)	-	(905)
Recoveries	33	-	66	44	310	85	-	538
Provision for loan losses	47	152	(341)	239	373	173	(133)	510
Ending Balance	$706	$491	$2,284	$4,717	$1,321	$165	$-	$9,684

Average loans	120,965	48,011	201,145	333,756	116,835	7,674		828,386
Ratio of net charge-offs to average loans	-0.01%	0.00%	-0.03%	-0.01%	0.30%	1.71%		0.04%

(1)	The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

Index
For the Three Months ended September 30, 2022
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$596	$479	$2,676	$4,436	$1,482	$227	$-	$9,896
Charge-offs	(1)	-	(22)	-	(473)	(91)	-	(587)
Recoveries	4	-	12	22	170	14	-	222
Provision for loan losses	25	50	(59)	(113)	459	40	-	402
Ending Balance	$624	$529	$2,607	$4,345	$1,638	$190	$-	$9,933

Average loans	63,999	64,907	254,594	408,791	139,147	6,098		937,536
Ratio of net charge-offs to average loans	0.00%	0.00%	0.00%	-0.01%	0.22%	1.26%		0.04%

For the Three Months ended September 30, 2021
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$721	$416	$2,465	$4,396	$1,288	$164	$23	$9,473
Charge-offs	(20)	-	-	-	(230)	(30)	-	(280)
Recoveries	12	-	10	43	60	6	-	131
Provision for loan losses	(7)	75	(191)	278	203	25	(23)	360
Ending Balance	$706	$491	$2,284	$4,717	$1,321	$165	$-	$9,684

Average loans	107,349	54,543	202,134	344,803	118,215	7,337		834,381
Ratio of net charge-offs to average loans	0.01%	0.00%	0.00%	-0.01%	0.14%	0.33%		0.02%

(1)	The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

The following table shows the amount of the allowance for loan losses allocated to each category and the ratio of corresponding outstanding loan balances as of the periods indicated. Although the allowance for loan losses is allocated into these categories, the entire allowance for loan losses is available to cover loan losses in any category.

TABLE 7: ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	September 30,		December 31,
	2022		2021
(Dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial	$624	6.99%	$683	8.14%
Real estate-construction	529	7.12%	459	6.93%
Real estate-mortgage (1)	2,607	26.84%	2,390	24.46%
Real estate-commercial	4,345	42.91%	4,787	45.36%
Consumer	1,638	15.83%	1,362	14.04%
Other	190	0.31%	184	1.07%
Ending Balance	$9,933	100.00%	$9,865	100.00%

(1)	The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

Deposits
The Company’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Company’s deposits are principally provided by individuals and businesses located within the communities served.

During the first nine months of 2022, deposits increased $5.2 million to $1.2 billion at September 30, 2022, compared to December 31, 2021. Noninterest bearing and savings deposits increased $15.7 million and $5.8 million, respectively, and time deposits decreased $16.3 million during the same period. This increase in noninterest bearing deposits was due in part to opening new deposit accounts and higher balances in existing deposit accounts. The Company remains focused on increasing lower-cost deposits by actively targeting new noninterest-bearing deposits and savings deposits.

Capital Resources
Total stockholders’ equity as of September 30, 2022 was $93.5 million, down 22.6% from $120.8 million on December 31, 2021. The decrease was related to unrealized losses in the market value of securities available for sale, which are recognized as a component of accumulated other comprehensive (loss) income and was driven by increases in market interest rates, and the repurchase of 268,095 shares, for an aggregate purchase price of $6.7 million, during the first nine months under the Company’s Repurchase Program, partially offset by retained earnings. These common stock repurchases under the Repurchase Program also contributed to modest declines in the Company’s regulatory capital ratios from December 31, 2021 to September 30, 2022.

Index
The assessment of capital adequacy depends on such factors as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s and the Bank’s capital is regularly reviewed. The Company targets regulatory capital levels that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses. While the Company will continue to look for opportunities to invest capital in profitable growth, the Company will also consider investing capital in other transactions, such as share repurchases, that facilitate improving shareholder return, as measured by ROE and EPS.

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

The following is a summary of the Bank’s capital ratios as of September 30, 2022 and December 31, 2021. As shown below, these ratios were all well above the recommended regulatory minimum levels.

TABLE 8: REGULATORY CAPITAL
	2022		2021
	Regulatory		Regulatory
	Minimums	September 30, 2022	Minimums	December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	11.30%	4.500%	12.57%
Tier 1 Capital to Risk-Weighted Assets	6.000%	11.30%	6.000%	12.57%
Tier 1 Leverage to Average Assets	4.000%	9.45%	4.000%	9.09%
Total Capital to Risk-Weighted Assets	8.000%	12.21%	8.000%	13.61%
Capital Conservation Buffer	2.500%	4.21%	2.500%	5.61%
Risk-Weighted Assets (in thousands)		$1,105,732		$952,218

On July 14, 2021, the Company issued $30.0 million in aggregate principal amount of 3.50% fixed-to-floating rate subordinated notes due 2031 (the Notes) in a private placement transaction.  The Notes initially bear interest at a fixed rate of 3.50% for five years and convert to three month SOFR plus 286 basis points, resetting quarterly, thereafter.  The Notes were structured to qualify as Tier 2 capital for regulatory purposes and are included in the Company’s Tier 2 capital as of September 30, 2022 and December 31, 2021.

Index
Effective October 19, 2021, the Company’s Board of Directors approved a Repurchase Program. The Company is authorized pursuant to this program to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the program, if any, will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares as a percentage of tangible book value, general market and economic conditions, applicable legal requirements and other conditions, and there is no assurance that the Company will purchase any shares under the Repurchase Program. The Company repurchased 268,095 shares of the Company’s common stock at an aggregate cost of $6.7 million under the Repurchase Program during the first nine months of 2022.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of the end of the third quarter of 2022, the Company had $392.1 million in FHLB borrowing availability based on loans and securities currently available for pledging. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks.

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

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at September 30, 2022. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

TABLE 9: LIQUIDITY SOURCES AND USES

	September 30, 2022
(dollars in thousands)	Total	In Use	Available
Sources:
Federal funds lines of credit	$115,000	$-	$115,000
Federal Home Loan Bank advances	392,092	-	392,092
Federal funds sold & balances at the Federal Reserve			36,155
Securities, available for sale and unpledged at fair value			137,810
Total short-term funding sources			$681,057

Uses: (1)
Unfunded loan commitments and lending lines of credit			80,487
Letters of credit			264
Total potential short-term funding uses			80,751
Liquidity coverage ratio			843.4%
(1)	Represents partial draw levels based on loan segment.

The Company’s operating activities provided $13.8 million of cash during the nine months ended September 30, 2022, compared to $17.6 million provided during the comparative 2021 period.  The Company’s investing activities used $142.8 million of cash during the first nine months of 2022, compared to $33.6 million of cash used during the first nine months of 2021. The Company’s financing activities used $4.4 million and provided $79.8 million of cash during the nine months ended September 30, 2022 and 2021, respectively.

As a result of the ability to generate liquidity through liability funding and management of liquid assets, management believes the Company maintains overall liquidity sufficient to satisfy operational requirements and contractual obligations. The Company’s internal sources of liquidity are deposits, loan and investment repayments and securities available-for-sale. The Company’s primary external source of liquidity is advances from the FHLB.

Index
In the ordinary course of business the Company has entered into contractual obligations and has made other commitments to make future payments. As of September 30, 2022, there have been no material changes outside the ordinary course of business as disclosed in the Company’s contractual obligations disclosed in the Company’s 2021 Form 10-K.

Off-Balance Sheet Arrangements
As of September 30, 2022, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2021 Form 10-K.

Non-GAAP Financial Measures
In reporting the results of the quarter and nine months ended September 30, 2022, the Company has provided supplemental financial measures on a tax equivalent or an adjusted basis to disclose tangible book value or loans held for investment, less PPP loans, and related measures.  These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP.  In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations and enhance comparability of results of operations with prior periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance. A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is presented below.

TABLE 10: Non-GAAP FINACIAL MEASURES
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar in thousands, except share and per share data)	2022	2021	2022	2021
Fully Taxable Equivalent Net Interest Income
Net interest income (GAAP)	$11,571	$9,876	$31,526	$29,138
FTE adjustment	83	62	228	183
Net interest income (FTE) (non-GAAP)	$11,654	$9,938	$31,754	$29,321
Noninterest income (GAAP)	3,365	3,606	10,380	11,278
Total revenue (FTE) (non-GAAP)	$15,019	$13,544	$42,134	$40,599
Noninterest expense (GAAP)	11,565	10,928	33,368	32,021

Average earning assets	$1,223,985	$1,211,040	$1,234,368	$1,180,405
Net interest margin	3.75%	3.24%	3.42%	3.30%
Net interest margin (FTE) (non-GAAP)	3.78%	3.26%	3.44%	3.32%

Efficiency ratio	77.43%	81.06%	79.62%	79.23%
Efficiency ratio (FTE) (non-GAAP)	77.01%	80.69%	79.19%	78.87%

Tangible Book Value Per Share	September 30, 2022	December 31, 2021	September 30, 2021
Total Stockholders Equity (GAAP)	$93,512	$120,818	$120,767
Less goodwill	1,650	1,650	1,650
Less core deposit intangible	242	275	286
Tangible Stockholders Equity (non-GAAP)	$91,620	$118,893	$118,831

Shares issued and outstanding	4,996,728	5,239,707	5,245,842

Book value per share	$18.71	$23.06	$23.02
Tangible book value per share	$18.34	$22.69	$22.65

ALLL as a Percentage of Loans Held for Investment	September 30, 2022	December 31, 2021	September 30, 2021
Loans held for investment (net of deferred fees and costs) (GAAP)	$955,065	$843,526	$840,151
Less PPP originations	624	19,008	36,320
Loans held for investment, (net of deferred fees and costs), excluding PPP (non-GAAP)	$954,441	$824,518	$803,831

ALLL	$9,933	$9,865	$9,684

ALLL as a Percentage of Loans Held for Investment	1.04%	1.17%	1.15%
ALLL as a Percentage of Loans Held for Investment, net of PPP originations	1.04%	1.20%	1.20%

Index
Cautionary Statement Regarding Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q, which use language such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” and similar expressions, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of the Company’s management, as well as estimates and assumptions made by, and information currently available to, management. These statements are inherently uncertain, and there can be no assurance that the underlying beliefs, estimates, or assumptions will prove to be accurate. Actual results, performance, achievements, or trends could differ materially from historical results or those anticipated by such statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation: statements regarding expected future operations and financial performance; current and future interest rate levels and fluctuations and potential impacts on the Company’s NIM, changes in economic conditions, performance of loan and securities portfolios, asset quality, and future levels of the allowance for loan losses and the provision for loan losses; management’s belief regarding liquidity and capital resources; the Company’s technology and efficiency initiatives and anticipated completion timelines; potential effects of the COVID-19 pandemic, including on asset quality, the allowance for loan losses, provision for loan losses, interest rates, and results of operations; certain items that management does not expect to have an ongoing impact on consolidated net income; changes to NIM and items affecting NIM; strategic business initiatives and the anticipated effects thereof; asset quality; adequacy of allowances for loan losses and the level of future charge offs; liquidity and capital levels; and the effect of future market and industry trends. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in:

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

•	future levels of government defense spending particularly in the Company’s service areas
•	uncertainty over future federal spending or budget priorities, particularly in connection with the Department of Defense, on the Company’s service areas
•	the impact of potential changes in the political landscape and related policy changes, including monetary, regulatory and trade policies
•	the U.S. Government’s guarantee of repayment of student or small business loans purchased by the Company
•	the value of securities held in the Company’s investment portfolios
•	potential claims, damages and fines related to litigation or government actions
•	demand for loan products and the impact of changes in demand on loan growth
•	changes in the volume and mix of interest-earning assets and interest-bearing liabilities
•	the effects of management’s investment strategy and strategy to manage the NIM
•	the level of net charge-offs on loans and the adequacy of our ALLL
•	performance of the Company’s dealer lending program
•	deposit flows
•	the strength of the Company’s counterparties
•	competition from both banks and non-banks
•	demand for financial services in the Company’s market area
•	implementation of new technologies
•	the Company’s ability to develop and maintain secure and reliable electronic systems
•	any interruption or breach of security in the Company’s information systems or those of the Company’s third-party vendors or their service providers
•	reliance on third parties for key services
•	cyber threats, attacks or events

Index
•
potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, financial crises, political crises, war and other geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine, or public health events, such as the COVID-19 pandemic, and of governmental and societal responses thereto, on, among other things, the Company’s operations, liquidity and credit quality

•	the use of inaccurate assumptions in management’s modeling systems
•	technological risks and developments
•	the commercial and residential real estate markets
•	the demand in the secondary residential mortgage loan markets
•	expansion of the Company’s product offerings
•	effectiveness of expense reduction plans
•	changes in accounting principles, standards, rules and interpretations, and elections made by the Company thereunder, and the related impact on the Company’s financial statements.

These risks and uncertainties, and the factors discussed in more detail in Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2021 Form 10-K should be considered in evaluating the forward-looking statements contained herein. Forward-looking statements are not statements of historical fact.  Readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company does not intend or assume any obligation to update, revise, or clarify any forward-looking statements that may be made from time to time or on behalf of the Company, whether as a result of new information, future events, or otherwise, except as otherwise required by law. In addition, past results of operations are not necessarily indicative of future results.

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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s third quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Index
Item 1A.	Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s 2021 Form 10-K, except as described below:

The Company and its subsidiaries, including the Bank, and its and their employees and customers have recently been and may in the future be the target of criminal cyberattacks; and we could be exposed to liability and remedial costs, and our reputation and business could suffer.

Like many major financial institutions, we are, from time to time, a target of criminal cyber-attacks, phishing schemes and similar fraudulent activity and cyber incidents, and we expect these threats to continue.  As the numerous and evolving cybersecurity threats, including advanced and persistent cyber-attacks and schemes, utilized by cybercriminals in attempts to obtain unauthorized access to our systems or our customers’ accounts have become increasingly more complex and sophisticated and may be difficult to detect for periods of time, we may - like many other major financial institutions - not anticipate, safeguard against, or respond to, these acts adequately.  As these threats continue to evolve and increase, we - like many other major financial institutions - may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities.

During September 2022, the Company detected and confirmed that one of the Bank’s employees was the target of an external cybersecurity event perpetrated by third-party cybercriminals.  In this event, one or more unauthorized persons gained unlawful access to the Microsoft Office 365 account of one Bank employee.  Through such unlawful access, the unauthorized person(s) might have been able to access certain personal information of certain loan applicants and Bank customers.  Investigations into this cyber incident by Bank management, our outside legal counsel, a third-party forensics advisor and law enforcement authorities remain ongoing.

It is expected that we will continue to experience increased costs related to our response to this most recent cyber incident and our efforts to further enhance our security measures.  As was previously disclosed, we were also subject to an external cybersecurity event perpetrated by third-party cybercriminals that occurred during our fiscal year ended December 31, 2020.  Accordingly, in recent periods we have been investing significant resources to improve our cybersecurity protections, and we may need to expend significant additional resources to further enhance our safeguards and protection against cybersecurity breaches, fraudulent activity and cyber incidents, or to redress problems or potential liability caused by such cybersecurity breaches, fraudulent activity or cyber incidents; and such efforts may not be fully effective. Furthermore, even though we carry cyber and other insurance policies that may provide insurance coverage under certain circumstances, we might suffer losses as a result of a cyber incident that exceed the coverage available under our insurance policies or for which we do not have coverage.

Though it is difficult to determine what, if any, harm may directly result from any specific cyber incident or cyber-attack, any failure to maintain the security of, or any actual or perceived loss or unauthorized disclosure or use of, customer or account information likely may lead to our customers losing trust and confidence in us. Damage to our reputation could adversely affect deposits and loans and otherwise negatively affect the Company’s and the Bank’s business, financial condition and results of operations.  In addition, it is possible that this most recent cyber incident or any other cyber incident and any material fraudulent activity, cyber-attacks, breaches of our information security or successful penetration or circumvention of our system security may cause us significant negative consequences, including loss of Bank customers and financial assets and business opportunities, disruption to our operations and business, or misappropriation of our and/or our customers’ confidential information, and may expose us to additional regulatory scrutiny or may result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, devotion of substantial management time, increased costs to maintain insurance coverage (including increased deposit insurance premiums), or additional compliance costs, all of which could adversely impact our business, financial condition, liquidity and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon vesting of restricted stock awards to satisfy tax withholding requirements. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the nine months ended September 30, 2022, the Company did not repurchase any shares related to the equity compensation plan awards.

Index
Effective October 19, 2021, the Company’s Board of Directors approved the Repurchase Program. The Company is authorized pursuant to this program to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. Repurchases under the program may be made through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The timing, number and purchase price of shares repurchased under the Repurchase Program will be determined by management in its discretion and will depend on a number of factors, including the market price of the shares as a percentage of tangible book value, general market and economic conditions, applicable legal requirements and other conditions. There were 69,000 shares repurchased under the Repurchase Program during the third quarter of 2022.  As of September 30, 2022, the Company has made aggregate common stock repurchases of 274,695 shares for an aggregate cost of $6.8 million under the Repurchase Program.

The following table summarizes repurchases of the Company’s common stock that occurred during the three months ended September 30, 2022.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares repurchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2022 - July 31, 2022	50,000	$24.75	50,000	264,979
August 1, 2022 - August 31, 2022	5,500	23.55	5,500	259,479
September 1, 2022 - September 30, 2022	13,500	23.53	13,500	245,979
Total	69,000	$24.42	69,000

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended effective June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 12, 2009)

3.1.1	Articles of Amendment to Articles of Incorporation of Old Point Financial Corporation, effective May 26, 2016 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed May 31, 2016)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated August 9, 2016 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed August 10, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL, filed herewith: (i) Consolidated Balance Sheets (unaudited for September 30, 2022), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in Inline XBRL (included with Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

November 14, 2022	/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	/s/Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)