Form 10-K
period 2022-12-31
OLD POINT FINANCIAL CORP
filed 2023-03-31
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the Company’s most recently completed second fiscal quarter) was $84,754,161 based on the closing sales price on the NASDAQ Capital Market of $25.28.

There were 5,000,331 shares of common stock outstanding as of March 15, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 23, 2023, are incorporated by reference in Part III of this report.

OLD POINT FINANCIAL CORPORATION

FORM 10-K

- i -

Index
GLOSSARY OF DEFINED TERMS

2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
ALLL	Allowance for Loan and Lease Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
BHCA	The Bank Holding Company Act, of 1956, as amended
The CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CET1	Common Equity Tier 1
Citizens	Citizens National Bank
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLRF	Community Bank Leverage Ratio Framework
COVID-19	Novel coronavirus disease 2019
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
NIM	Net Interest Margin
Notes	The Company’s 3.50% fixed-to-floating rate subordinated notes due 2031
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
SEC	Securities and Exchange Commission
SBA	Small Business Administration
SOFR	Secured overnight financing rate
TDR	Troubled Debt Restructuring
Wealth	Old Point Trust & Financial Services N.A.

Index
Cautionary Statement Regarding Forward-Looking Statements
This report contains statements concerning the Company’s expectations, plans, objectives or beliefs regarding future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of the Company’s management, as well as estimates and assumptions made by, and information currently available to, management. These statements are inherently uncertain, and there can be no assurance that the underlying beliefs, estimates, or assumptions will prove to be accurate. Actual results, performance, achievements, or trends could differ materially from historical results or those anticipated by such statements. Forward-looking statements in this Annual Report on Form 10-K may include, without limitation: statements regarding expected future operations and financial performance; current and future interest rate levels and fluctuations and potential impacts on the Company’s NIM; changes in economic conditions; performance of loan and securities portfolios; asset quality; future levels of the allowance for loan losses and the provision for loan losses; management’s belief regarding liquidity and capital resources; the Company’s technology and efficiency initiatives and anticipated completion timelines; changes in net interest margin and items affecting net interest margin; expected future recovery of investments in debt securities; expected impact of unrealized losses on earnings and regulatory capital of the Company or the Bank; asset quality; adequacy of allowances for loan losses and the level of future chargeoffs; liquidity and capital levels; cybersecurity risks; inflation; the effect of future market and industry trends.

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

•	inflation and its impacts on economic growth and customer and client behavior
•	general business conditions, as well as conditions within the financial markets
•	general economic conditions, including unemployment levels, supply chain disruptions, higher inflation, slowdowns in economic growth, and continuing economic impacts of the COVID-19 pandemic
•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System (the Federal Reserve), the effect of these policies on interest rates and business in our markets and any changes associated with the current administration

•	the quality or composition of the loan or securities portfolios and changes therein
•	the value of securities held in the Company’s investment portfolios
•	the Company’s technology, efficiency, and other strategic initiatives
•
the legislative/regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB

•	future levels of government defense spending particularly in the Company’s service areas
•	uncertainty over future federal spending or budget priorities, particularly in connection with the Department of Defense, on the Company’s service areas
•	the impact of potential changes in the political landscape and related policy changes, including monetary, regulatory and trade policies
•	the U. S. Government’s guarantee of repayment of student or small business loans purchased by the Company
•	potential claims, damages and fines related to litigation or government actions
•	deposit flows
•	demand for loan products and the impact of changes in demand on loan growth
•	changes in the volume and mix of interest-earning assets and interest-bearing liabilities
•	the effects of management’s investment strategy and strategy to manage the NIM
•	the level of net charge-offs on loans and the adequacy of our ALLL
•	performance of the Company’s dealer lending program
•	the Company’s branch realignment initiatives
•	the strength of the Company’s counterparties
•	competition from both banks and non-banks
•	demand for financial services in the Company’s market area
•	implementation of new technologies
•	the Company’s ability to develop and maintain secure and reliable electronic systems
•	any interruption or breach of security in the Company’s information systems or those of the Company’s third-party vendors or their service providers
•	reliance on third parties for key services
•	cyber threats, attacks or events
•	the impact of changes in the political landscape and related policy changes, including monetary, regulatory, and trade policies

Index
•
potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, financial crises, political crises, war and other geopolitical conflicts, such as the war between Russia and Ukraine, or public health events, such as the COVID-19 pandemic, and of governmental and societal responses thereto, on, among other things, the Company’s operations, liquidity and credit quality

•	the use of inaccurate assumptions in management’s modeling systems
•	technological risks and developments
•	the commercial and residential real estate markets
•	the demand in the secondary residential mortgage loan markets
•	expansion of the Company’s product offerings
•	effectiveness of expense reduction plans
•	changes in accounting principles, standards, rules and interpretations and elections made by the Company thereunder, and the related impact on the Company’s financial statements.

These risks and uncertainties, and the factors discussed in more detail in Item 1A. “Risk Factors,” should be considered in evaluating the forward-looking statements contained herein. Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “intend,” “should,” “could,” or similar expressions, are not statements of historical fact.  Readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company does not intend or assume any obligation to update, revise or clarify any forward-looking statements that may be made from time-to-time or on behalf of the Company, whether as a result of new information, future events or otherwise, except as otherwise required by law. In addition, past results of operations are not necessarily indicative of future results.

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

The Company completed a spin-off of its trust department as of April 1, 1999. The organization is chartered as Old Point Trust & Financial Services, N.A. (Wealth). Wealth is a nationally chartered trust company. The purpose of the spin-off was to have a corporate structure more ready to compete in the field of wealth management. Wealth is a wholly-owned subsidiary of the Company.

The Bank is a national banking association that was founded in 1922. As of the end of 2022, the Bank had 14 branch offices, serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and commercial customers.

The Company’s primary activity is as a holding company for the common stock of the Bank and Wealth. The principal business of the Company is conducted through its subsidiaries.

As of December 31, 2022, the Company had assets of $1.4 billion, gross loans of $1.0 billion, deposits of $1.2 billion, and stockholders’ equity of $98.7 million.

Human Capital Resources
The Company strives to foster a culture of respect, teamwork, ownership, responsibility, initiative, integrity, and service and believes our officers and employees are our most important assets. We believe our people are critical to the Company’s performance and the achievement of our strategic goals, and they represent a key element of how the Company’s businesses compete and succeed.

Acquiring and retaining strong talent is a top strategic priority for the Company. We provide a competitive compensation and benefits program to help meet the needs of our employees, including benefits that incentivize retention and reward longevity. We support the health and well-being of our employees through a comprehensive program designed to increase employee focus on wellness and prevention, including through the benefit plans and health incentives offered. We work to encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the Company. We have created development plans that are designed to encourage an employee’s advancement and growth within our organization, and we aim to provide employees with the skills and opportunities needed to achieve their goals and become leaders in our businesses.

Index
At December 31, 2022, the Company employed 296, or 294 full-time equivalent, employees. We consider relations with our employees to be strong. We strive for our workforce to reflect the diversity of the customers and communities we serve. Our selection and promotion processes are merit-based and include the active recruitment of minorities and women. At December 31, 2022, women represented 72% of our employees, and racial and ethnic minorities represented 28% percent of our employees. We also aim for our employees to develop their careers in our businesses. At December 31, 2022, 23% percent of our employees have been employed by the Company for at least 15 years.

MARKET AREA AND COMPETITION

The Company’s primary market area is located in Hampton Roads, situated in the southeastern corner of Virginia and boasting the world’s largest natural deepwater harbor. The Hampton Roads Metropolitan Statistical Area (MSA) is the 37th most populous MSA in the United States according to the U.S. Census Bureau’s 2020 census and the 3rd largest deposit market in Virginia, after Richmond and the Washington Metropolitan area, according to the Federal Deposit Insurance Corporation (FDIC). Hampton Roads includes the cities of Chesapeake, Hampton, Newport News, Norfolk, Poquoson, Portsmouth, Suffolk, Virginia Beach and Williamsburg, and the counties of Isle of Wight, Gloucester, James City, Mathews, York and Surry. The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition from national, regional and other community financial institutions and credit unions, as well as finance companies, mortgage companies, wealth management companies, insurance companies, and fintech companies. The market area is serviced by 52 banks, savings institutions and credit unions and, in addition, branches of virtually every major brokerage house serve the Company’s market area. The Company continues to build a stronger presence, expanding into additional markets in the last three years, which include a Mortgage team based in Charlotte, North Carolina and a commercial loan production office based in Richmond, Virginia.

The banking business in Virginia, and in the Company’s primary service areas in the Hampton Roads MSA, is highly competitive and dominated by a relatively small number of large banks with many offices operating over a wide geographic area. As a result, the Bank faces intense competition in all areas of its business. Among the advantages such large banks have over the Company is their ability to finance wide-ranging advertising campaigns, and by virtue of their greater total capitalization, to have substantially higher lending limits than the Company. Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution affect competition for deposits and loans. The Company competes by emphasizing customer service and technology, establishing long-term customer relationships and building customer loyalty, and providing products and services to address the specific needs of the Company’s customers. The Company targets individual and small-to-medium size business customers which generally establishes a more durable deposit base. Competition among providers of financial products and services continues to increase as technology advances have lowered the barriers to entry for financial technology companies, with customers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, and from a growing selection of products and services at banking institutions that are based on new financial technology. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because nonbank financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.  The Company also faces competitive pressure from large credit unions in the area.

Wealth faces intense competition in all aspects and areas of its business from both regulated and unregulated financial services organizations, including a broad range of financial institutions, investment firms, benefits consultants, wealth companies, insurance companies, investment counseling firms, and various financial technology companies. Because Wealth focuses on managing client investment assets to generate fee income, Wealth faces significant competition from financial technologies that offer products and services that automate asset management or asset selection and, in turn, may charge lower asset management or administrative fees. Wealth’s non-bank competitors are not subject to the same regulatory restrictions as Wealth, and therefore may be able to operate with greater flexibility and lower cost structures.  Wealth competes by emphasizing proactive, holistic solutions and top-tier client service, and focuses on developing client relationships that serve as a source of recurring fee-based income.

The Company continues to build a strong presence in the business banking market, as well as expanding into other fee-based lines of business. In 2017, the Company purchased full ownership of Old Point Mortgage, LLC and launched Old Point Insurance, LLC. Through these comprehensive business services and new lines of business, the Company is able to service a lucrative market that offers increased opportunities for new fee-based revenue streams and to cross sell additional products.

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

REGULATION AND SUPERVISION

General. Bank holding companies, banks and their affiliates are extensively regulated under both federal and state law. The following summary briefly describes significant provisions of currently applicable federal and state laws and certain regulations, proposed regulations, and the potential impact of such provisions. This summary is not complete and is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals. Because regulation of financial institutions changes regularly and is the subject of constant legislative and regulatory debate, no assurance can be given as to how federal and state regulation and supervision of financial institutions may change in the future and affect the Company’s, the Bank’s and Wealth’s operations.

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

As a non-depository national banking association, Wealth is subject to regulation, supervision and regular examination by the Comptroller. Wealth’s exercise of fiduciary powers must comply with regulations promulgated by the Comptroller at 12 C.F.R. Part 9 and with Virginia law.

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

Index
As a Virginia bank holding company, the Company is subject to the bank holding company laws of Virginia and is subject to regulation and supervision by the Virginia State Corporation Commission (the Virginia SCC).  Applicable Virginia bank holding company laws generally limit the activities of a bank holding company to managing or controlling banks, or any other activity that is closely related to managing or controlling banks, and applicable Virginia law requires prior notice to the Virginia SCC before a bank holding company may acquire more than 5% of the shares of, or otherwise gain control of, any entity other than a bank, bank holding company or other financial institution.

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy, which, among other initiatives, encouraged the review of current practices and adoption of a plan for the revitalization of merger oversight under the BHCA and the Bank Merger Act. On March 25, 2022, the FDIC published a Request for Information, seeking information and comments regarding the regulatory framework that applies to merger transactions involving one or more insured depository institution. Making any formal changes to the framework for evaluating bank mergers would require an extended process, and any such changes are uncertain and cannot be predicted at this time. However, the adoption of more expansive or stringent standards may have an impact on the Company’s acquisition activity. Additionally, this Executive Order could influence the federal bank regulatory agencies’ expectations and supervisory oversight for banking acquisitions.

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

Regulatory Reform. Enacted in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) implemented far-reaching changes across the financial regulatory landscape, including changes that have significantly affected the business of all bank holding companies and banks, including the Company and the Bank. Several provisions of the Dodd-Frank Act remain subject to further rulemaking, guidance and interpretation by the federal banking agencies; moreover, certain provisions of the Dodd-Frank Act that were implemented have been revised or rescinded pursuant to legislative changes adopted by the U.S. Congress.

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

The Company and the Bank continues to experience ongoing regulatory reform. These regulatory changes could have a significant effect on how the Company and the Bank conduct its business. The specific implications of the Dodd-Frank Act, the EGRRCPA, and other potential regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are to be adopted in the future. Certain aspects of the Dodd-Frank Act and the EGRRCPA are discussed in more detail below.

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

Index
Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject the Company and its subsidiaries to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits, and other restrictions on its business.  In addition, an institution may not make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if the making of such dividend would cause the Bank to become undercapitalized, it could not pay a dividend to the Company. Based on the Bank’s current financial condition, the Company does not expect that this provision will have any impact on its ability to receive dividends from the Bank.

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

The Basel III Capital Rules also include a requirement that banks maintain additional capital, or a capital conservation buffer (as described below), which is designed to absorb losses during periods of economic stress.  The Basel III Capital Rules require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average adjusted assets, subject to certain adjustments and limitations.

As of December 31, 2022 the Bank met all capital adequacy requirements under the Basel III Final Rules, including the capital conservation buffer.

Community Bank Leverage Ratio. As required by the EGRRCPA, the federal banking agencies have implemented the Community Bank Leverage Ratio Framework (the CBLRF), which is based on the ratio of a bank’s tangible equity capital to average total consolidated assets. To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9%. A bank that elects the CBLRF and has a leverage ratio greater than 9% will be considered to be in compliance with Basel III capital requirements and exempt from the complex Basel III calculations and will also be deemed “well capitalized” under Prompt Corrective Action regulations, discussed above. As of December 31, 2022, the Bank has not elected to opt into the CBLRF.

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

In August 2018, the FRB issued an interim final rule to apply the Small Bank Holding Company Policy Statement to bank holding companies with consolidated total assets of less than $3 billion. The policy statement, which, among other things, exempts certain bank holding companies from minimum consolidated regulatory capital ratios that apply to other bank holding companies. Under the interim final rule, the Company is not subject to regulatory capital requirements. The Bank remains subject to the regulatory capital requirements described above.

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

Index
The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets less average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2% for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2% and 2.5%. An institution’s assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS composite rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets). At December 31, 2022, total base assessment rates for institutions that have been insured for at least five years with assets of less than $10 billion range from 1.5 to 30 basis points.

 The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. As a result of this final rule, the total base assessment rates beginning with the first assessment period of 2023 for institutions with less than $10 billion in assets that have been insured for at least five years range from 2.5 to 32 basis points. This increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio reaches 1.35 percent by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2 percent. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2 percent, and again when it reaches 2.5 percent.

The scope of FDIC deposit insurance is under review by federal banking regulators and the United States Congress, in light of bank failures that occurred during March 2023 and the decision made to extend FDIC deposit insurance coverage to all deposits (with some very limited exceptions) at such banks.  Any changes to FDIC deposit insurance or its impact on the Company or on the DIF are uncertain and cannot be predicted at this time.

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

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets, that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees or benefits that could lead to material financial loss to the entity.  In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution.  The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward.  The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements.  The comment period for these proposed rules has closed and a final rule has not yet been published. If the rules are adopted as proposed, they will restrict the manner in which executive compensation is structured.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. Additional information related to the Bank’s FHLB stock can be found in Note 14, Fair Value Measurements of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of this report on Form 10-K.

Index
Community Reinvestment Act. The Company is subject to the requirements of the CRA, which imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are currently assessed based on specified factors.  These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. At its last evaluation in 2022, the Bank received an “Outstanding” CRA rating.

The federal bank regulatory agencies have issued a joint proposal to strengthen and modernize regulations issued under the CRA, including but not limited to, incorporating online and mobile banking, branchless banking and hybrid models into CRA assessment areas. However, making any formal changes to CRA regulations would require an extended process, and any such changes are uncertain and cannot be predicted at this time.

Confidentiality and Required Disclosures of Consumer Information. The Company and the Bank are subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-Leach-Bliley Act and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

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

These laws and programs impose compliance costs and create obligations and, in some cases, reporting obligations, and compliance with these laws, regulations, and obligations may require significant resources of the Company and the Bank.

Corporate Transparency Act. On January 1, 2021, as part of the 2021 National Defense Authorization Act, Congress enacted the Corporate Transparency Act (CTA). The CTA is a significant update to federal Bank Secrecy Act/Anti-money Laundering (BSA/AML) regulations. The CTA aims to eliminate the use of shell companies that facilitate the laundering of criminal proceeds and, for that purpose, directs the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) to establish and maintain a national registry of beneficial ownership information for corporate entities. The CTA imposes additional reporting requirements on entities not previously subject to such beneficial ownership disclosure regulations and also contains exemptions for several different types of entities, including among others: (i) certain banks, bank holding companies, and credit unions; (ii) money transmitting businesses registered with FinCEN; and (iii) certain insurance companies. Reporting companies subject to the CTA will be required to provide specific information with respect to beneficial owner(s) – defined as an individual who, directly or indirectly exercises substantial control over the entity or owns or controls not less than 25% of the ownership interests of the entity – as well as satisfy initial filing obligations (for newly-formed reporting companies) and submit on-going periodic reports. Non-compliance with FinCEN regulations promulgated under the CTA may result in civil fines as well as criminal penalties.

Index
In December 2021, FinCEN proposed the first of the three sets of rules that it will issue. Thereafter, on September 29, 2022, FinCEN issued the final rule to implement the beneficial ownership reporting requirements of the CTA, which will be effective January 1, 2024. This rule does not apply to the Company. Subsequent rulemakings are expected (i) to implement the CTA’s protocols for access to and disclosure of beneficial ownership information, and (ii) to revise the existing customer due diligence requirements that apply to the Company, the Bank and many other financial institutions, to ensure consistency between these requirements and the beneficial ownership reporting rules. The Company will continue to monitor regulatory developments related to the CTA, including future FinCEN rulemakings, and will continue to assess the ultimate impact of the CTA on the Company. The Bank continues to evaluate the impact of this final rule on the Bank’s BSA/AML policies and procedures.

Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Company, the Bank or Wealth fails to meet the expectations set forth in this regulatory guidance, the Company, the Bank or Wealth could be subject to various regulatory actions and any remediation efforts may require significant resources. In addition, all federal and state bank regulatory agencies continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

On November 18, 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule became effective on May 1, 2022. With increased focus on cybersecurity, the Company, the Bank and Wealth continue to monitor related legislative, regulatory and supervisory developments.

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

The CFPB is the federal regulatory agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services and has rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth in Lending Act and the Real Estate Settlement Procedures Act).  As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the FRB and to the Bank and Wealth by the Comptroller. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies and banks, could influence how the FRB and Comptroller apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB’s consumer protection activities on the Company cannot be forecast at this time. As of January 1, 2023, the Company and the Bank are not subject to the direct supervision of the CFPB.

Mortgage Banking Regulation.  In connection with making mortgage loans, the Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases, restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Bank’s mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth in Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts, among other state and federal laws, regulations and rules.

Index
The Bank’s mortgage origination activities are also subject to Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, mortgage lenders can originate “qualified mortgages”, which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3% of the total loan amount. Under the EGRRCPA, most residential mortgages loans originated and held in portfolio by a bank with less than $10 billion in assets will be designated as “qualified mortgages.” Higher-priced qualified mortgages (e.g., subprime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules. The Bank originates first mortgage loans that comply with Regulation Z’s “qualified mortgage” rules. The Bank also originates second mortgages, or equity loans, and these loans do not conform to the qualified mortgage criteria but comply with applicable ability-to-repay rules.

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

Effect of Governmental Monetary Policies.
As with other financial institutions, the earnings of the Company and the Bank are affected by general economic conditions as well as by the monetary policies of the Federal Reserve Board. Such policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve Board exerts a substantial influence on interest rates and credit conditions, primarily through establishing target rates for federal funds, open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting cash reserve requirements against deposits. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and rates received on loans and investment securities and paid on deposits. Fluctuations in the Federal Reserve Board’s monetary policies have had a significant impact on the operating results of commercial banks, including the Company and the Bank and are expected to continue to do so in the future.

Future Regulation. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company, the Bank, or Wealth could have a material effect on our business.

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

Index
Risk Factors Related to our Lending Activities and Economic Conditions
Weaknesses in economic or market conditions could pose challenges for the Company and could adversely affect the results of operations, liquidity and financial condition. Deterioration in, or uncertain, economic conditions could adversely affect the Company’s business which is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; and inflation, all of which are beyond the Company’s control. Prolonged periods of inflation may impact profitability by negatively impacting fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for products and services. Additionally, inflation may lead to a decrease in consumer and commercial purchasing power and increase default rates on loans. A deterioration in economic conditions, in particular a prolonged economic slowdown within the Company’s geographic region or a broader disruption in the economy, possibly as a result of a pandemic or other widespread public health emergency, acts of terrorism, or outbreak of domestic or international hostilities (including the ongoing war between Russia and Ukraine), unanticipated financial events such as the closure of Silicon Valley Bank by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, the closure of Signature Bank by the New York State Department of Financial Services, which also appointed the FDIC as receiver and the winding down and voluntary liquidation of Silvergate Capital Corp., could result in the following consequences, any of which could hurt business materially: declines in real estate values and home sales and increases in the financial stress on borrowers and unemployment rates, all of which could lead to increases in loan delinquencies, problem assets and foreclosures, and a deterioration in the value of collateral for loans made by our various business segments; an increase in the level of loan losses exceeding the level the Company has provided in its allowance for loans losses, which would reduce the Company’s earnings; a decline in demand for our products and services;; changes in the fair value of financial instruments held by the Company or its subsidiaries; or declines in available sources or amounts of liquidity and funding.

Weaknesses in the commercial real estate markets could negatively affect the Company’s financial performance due to the Company’s concentration in commercial real estate loans. At December 31, 2022, the Company had $534.5 million, or 52.0%, of total loans concentrated in commercial real estate, which includes, for purposes of this concentration, all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Commercial real estate loans expose the Company to a greater risk of loss than residential real estate and consumer loans. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans. Consequently, an adverse development with respect to one commercial real estate loan or credit relationship exposes the Company to a significantly greater risk of loss compared to an adverse development with respect to one residential real estate loan. Commercial real estate loans carry risks associated with the successful operation of a business if the properties are owner occupied. If the properties are non-owner occupied, the repayment of these loans may be dependent upon the profitability and cash flow from rent receipts. Repayment of commercial real estate loans may, to a greater extent than residential real estate loans, be subject to adverse conditions in the real estate market or economy. Weak economic or market conditions may impair a borrower’s business operations, slow the execution of new leases and lead to turnover in existing leases. The combination of these factors could result in deterioration in value of some of the Company’s loans. The deterioration of one or more of the Company’s significant commercial real estate loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from those loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial performance.

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

Index
The Company also invests in the debt securities of corporate issuers, primarily financial institutions, that the Company views as having a strong financial position and earnings potential. However, a deterioration in economic or other conditions in the localities in which these institutions do business in could adversely affect their financial condition and results of operations, and therefore adversely affect the value of our investment.

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

On January 1, 2023, the Company adopted Accounting Standards Codification (ASC) Topic 326, “Financial Instruments—Credit Losses” (ASC 326), which replaces existing accounting principles for the recognition of loan losses based on losses that have been incurred with a requirement to record an allowance for credit losses that represents expected credit losses over the lifetime of all loans in the Company’s portfolio. Under ASC 326, the Company’s estimate of expected credit losses will be based on reasonable and supportable forecasts of future economic conditions and loan performance. While the adoption of ASC 326 will not affect ultimate loan performance or cash flows of the Company from making loans, the period in which expected credit losses affect net income of the Company may not be similar to the recognition of loan losses under current accounting guidance, and recognizing an allowance based on expected credit losses may create more volatility in the level of the allowance for credit losses and the Company’s results of operations, including based on volatility in economic forecasts and expectations of loan performance in future periods, as actual results may differ materially from those estimates. If the Company is required to materially increase the level of allowance for credit losses for any reason, such increase could adversely affect the Company’s business, financial condition, and results of operations.

Index
Risk Factors Related to our Industry
The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial condition and results of operations. The Company’s profitability depends in substantial part on its net interest margin, which is the difference between the rates received on loans and investments and the rates paid for deposits and other sources of funds. The net interest margin depends on many factors that are partly or completely outside of the Company’s control, including competition; federal economic, monetary and fiscal policies; market interest rates; and economic conditions. Because of the differences in the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. To combat rising inflation, since the beginning of 2022, the Federal Reserve has very rapidly raised its benchmark federal funds interest rate, increasing 425 basis points during 2022. Additionally, the Federal Reserve raised the federal funds benchmark rate by 25 basis points in February of 2023 and an additional 25 basis points in March of 2023. If market rates continue to rise to combat inflation or otherwise, the Company may experience more competitive pressures to increase the rates paid on deposits, which may decrease net interest income, a change in the mix of noninterest and interest-bearing accounts, reduced demand for loans or increases in the rate of default on existing loans. In addition, the Company could experience net interest margin compression if it is unable to maintain the current level of loans outstanding by continuing to originate new loans in the current higher rate environment, or if it experiences a decrease in deposit balances, which would require the Company to seek funding from other sources at relatively higher rates of interest. It is possible that significant or unexpected changes in interest rates may take place in the future, and the Company may not be able to accurately predict the nature or magnitude of such changes or how such changes may affect business or results of operations.

The Company’s investment portfolio consists of fixed income debt securities, classified as available for sale, whose market values fluctuate with changes in interest rates. Available for sale debt securities are carried at estimated fair value with the corresponding unrealized gains and losses recognized in other comprehensive income. Gains or losses are only recognized in net income upon the sale of the security. Additionally, under ASC 326 a loss is recognized for expected credit losses on available for sale debt securities or when the Company does not expect to recover its investment in a debt security, to the extent that the carrying amount of the security exceeds its market value. As a result of increases in market interest rates during 2022, the market value of the Company’s investment portfolio declined significantly. While the Company does not intend to sell any of its securities prior to maturity, the portfolio serves as a source of liquidity and consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, changes in deposit balances, general liquidity needs and other similar factors. If the Company sells any of its securities while in an unrealized loss position or determines that there is a credit loss with respect to any of the Company’s securities, the loss or impairment charge would be recognized in net income, which could have a material adverse effect on the Company’s financial condition and results of operations. The process for determining whether impairment is other-than-temporary generally requires difficult, subjective judgments, including with respect to the issuer’s future financial performance and any collateral underlying the security in order to evaluate the probability of receiving all payments on the security. Although the Company concluded that no other-than-temporary impairment existed in its securities portfolio at December 31, 2022 and no other-than-temporary impairment loss has been recognized in net income, changing economic and market conditions resulting in interest rate fluctuations, the financial conditions of the issuers of the securities and the performance of the underlying collateral, among other factors, may cause the Company to recognize impairment charges in the future, which could have a material adverse effect on the Company’s financial condition and results of operations. Additionally, while the regulatory capital of the Company or the Bank is currently not expected to be impacted by unrealized losses on securities, tangible common equity, a non-GAAP financial measure, is reduced for unrealized losses on securities, and regulatory capital would be reduced for any losses recognized in net income.

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

Index
The Company relies substantially on deposits obtained from customers in our target markets to provide liquidity and support growth, and liquidity risk could harm the Company’s ability to fund its operations, which could have a material adverse impact on the Company’s financial condition. Liquidity is essential to the Company’s business. While the Company relies on different sources to meet potential liquidity demands, the Bank’s business strategies are primarily based on access to funding from local customer deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions that affect savings levels and the amount of liquidity in the economy, including government stimulus efforts in response to economic crises. If deposit levels fall, reliance on a relatively low-cost source of funding could be reduced and interest expense would likely increase as alternative funding is obtained to replace lost deposits. If local customer deposits are not sufficient to fund normal operations and growth, the Company will look to outside sources, such as borrowings from the FHLB, which is a secured funding source. Ability to access borrowings from the FHLB will be dependent upon whether and the extent to which collateral is held or can be provided to secure FHLB borrowings. Other sources may be federal funds purchased and brokered deposits, although the use of brokered deposits may be limited or discouraged by our banking regulators. The Company may also seek to raise funds through the issuance of shares of common stock, or other equity or equity-related securities, or debt securities including subordinated notes as additional sources of liquidity.

The Company’s access to funding sources in amounts sufficient to support business operations and growth strategies or on acceptable terms to the Company could be impaired by factors that affect the Company specifically, or the financial services industry or economy generally, including, without limitation, adverse regulatory action against the Company, disruptions in the financial markets, deterioration in credit markets, and negative views and expectations about the prospects for the financial services industry (including due to the closure of Silicon Valley Bank by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, the closure of Signature Bank by the New York State Department of Financial Services, which also appointed the FDIC as receiver and the winding down and voluntary liquidation of Silvergate Capital Corp.). If the Company is unable to access funding sufficient to support business operations and growth strategies or is unable to access such funding on acceptable terms to the Company, this could have a substantial negative effect on the Company’s liquidity. We may not be able to implement our business strategies, originate loans, invest in securities, pay our expenses, distribute dividends to our stockholders, or fulfill our debt obligations or deposit withdrawal demands. A lack of liquidity also could result in the Company being forced to sell securities in an unrealized loss position. All of these factors could have a material adverse impact on financial performance, financial condition and results of operations.

The Company’s liquidity could be impaired by an inability to access short-term funding or the inability to monetize liquid assets. If significant volatility or disruptions occur in the wholesale funding or investment securities markets, the Company’s ability to access short-term liquidity could be materially impaired.  In addition, other factors outside of the Company’s control could limit the Company’s ability to access short-term funding or to monetize liquid assets, including by selling investment securities at an attractive price or at all, such as operational issues that impact third parties in the funding or securities markets or unforeseen significant deposit outflows.  The Company’s inability to access short-term funding or inability to monetize liquid assets could impair the Company’s ability to make new loans or meet existing lending commitments and could adversely impact the Company’s overall liquidity and regulatory capital.

Consumers may increasingly decide not to use banks to complete their financial transactions, which could have a material adverse impact on the Company’s financial condition and operations. Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, general-purpose reloadable prepaid cards, or in other types of assets, including crypto currencies or other digital assets. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the loss of deposits as a lower cost source of funds could have a material adverse effect on our financial condition and results of operations.

Competition from other financial institutions and financial intermediaries may adversely affect the Company’s future success, profitability, financial condition and results of operations. The Company faces substantial competition in all phases of its operations, including originating loans and attracting deposits, from a variety of competitors. Growth and success depend on the Company’s ability to compete effectively in this highly competitive financial services environment. The competition in originating loans and attracting deposits comes principally from other banks, mortgage banking companies, consumer finance companies, savings associations, credit unions, brokerage firms, insurance companies and other institutional lenders and purchasers of loans, and includes firms that attract customers primarily through digital and online products which may offer greater convenience to customers than traditional banking products and services. Many competitors offer products and services that are not offered by the Company, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively and may have larger lending limits that would allow them to serve the credit needs of larger clients. Moreover, technological innovation continues to contribute to greater competition in financial services markets as technological advances enable more companies, including financial technology start-ups, to provide financial products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Some of the financial services organizations with which the Company competes are not subject to the same degree of regulation as bank holding companies and federally insured national banks, and may have broader geographic service areas and lower cost structures. As a result, these competitors may have certain advantages over the Company in accessing funding and providing various services. The financial services industry could become even more competitive as a result of legislative, regulatory and technology changes and continued consolidation. Increased competition could require an increase of rates paid on deposits or lower the rates offered on loans, which could adversely affect the Company’s profitability. In addition, failure to compete effectively to attract new and retain current customers in the Company’s markets could cause it to lose market share, slow its growth rate and may have an adverse effect on its financial condition and results of operations.

Index
The soundness of other financial institutions may adversely affect the Company.  Financial services institutions are interrelated due to certain relationships, including trading, clearing and counterparty relationships. The Company has exposure to a variety of industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In the past, defaults by, or even speculation about, one or more financial services institutions or the financial services industry generally have led to market-wide liquidity problems, which could result in defaults and, as a result, impair the confidence of the Company’s counterparties and ultimately affect the Company’s ability to effect transactions. Additionally, confidence in the safety and soundness of regional and community banks specifically or the banking system generally could impact where customers choose to maintain deposits, which could materially adversely impact the Company’s liquidity, loan funding capacity, ability to raise funds and results of operations. The Company could also be impacted by current or future negative perceptions about the prospects for the financial services industry, which could worsen over time and result in downward pressure on, and continued or accelerated volatility of, bank securities.

Market risk affects the earnings of Wealth. The fee structure of Wealth is generally based upon the market value of accounts under administration. Most of these accounts are invested in equities of publicly traded companies and debt obligations of both government agencies and publicly traded companies. As such, fluctuations in the equity and debt markets in general have had a direct impact upon the earnings of Wealth.

The Basel III Capital Rules require higher levels of capital and liquidity, which could adversely affect the Company’s net income and return on equity.  The Basel III Capital Rules require bank holding companies and banks to meet capital adequacy guidelines, liquidity requirements and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. The Basel III Capital Rules apply to the Bank but, because the Company qualifies under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the Basel III Capital Rules. The capital adequacy standards applicable to the Bank impose stricter capital requirements and leverage limits than the requirements to which the Bank was subject in the past. The standardized calculations of risk-weighted assets are complex and may create additional compliance burdens for the Company, if ultimately applied to the Company. The Basel III Capital Rules apply higher risk weightings to many types of loans and securities. This may result in the Bank being forced to limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio, which could have a detrimental impact on the Company’s net income.

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

Risk Factors Related to our Operations and Technology
The Company and its subsidiaries are subject to operational risk, which could adversely affect business, financial condition and results of operation. The Company and its subsidiaries, like all businesses, are subject to operational risk, including the risk of loss resulting from human error, fraud or unauthorized transactions due to inadequate or failed internal processes and systems, and external events that are wholly or partially beyond the Company’s control (including, for example, sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters, and cyber-attacks). Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards. The Company and its subsidiaries have established a system of internal controls to address these risks, but there are inherent limitations to such risk management strategies as there may exist, or develop in the future, risks that are not anticipated, identified or monitored. Any losses resulting from operational risk could take the form of explicit charges, increased operational costs, litigation costs, harm to reputation or forgone opportunities, loss of customer business, or the unauthorized release, misuse, loss or destruction of proprietary information, any and all of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

System failures, interruptions, breaches of security, or the failure of a third-party provider to perform its obligations could adversely impact the Company’s business operations and financial condition. Communications and information systems are essential to the conduct of the Company’s businesses, as such systems are used to manage customer relationships, general ledger, deposits and loans. While the Company has established policies and procedures to prevent or limit the impact of systems failures, interruptions and security breaches, the Company’s information, security, and other systems may stop operating properly or become disabled or damaged as a result of a number of factors, including events beyond the Company’s control, such as sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters, and cyber-attacks. Information security risks have increased in recent years and hackers, activists and other external parties have become more technically sophisticated and well-resourced. These parties use a variety of methods to attempt to breach security systems and access the data of financial services institutions and their customers.  One such event occurred during September 2022, when in a cybersecurity incident an email account of the Company was accessed by an unauthorized user, which may have compromised certain information about the Company and its customers. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. In addition, any compromise of the security systems could deter customers from using the Bank’s website and online banking service, both of which involve the transmission of confidential information. The security and authentication precautions imposed by the Company and the Bank may not protect the systems from compromises or breaches of security, which would adversely affect the Company’s results of operations and financial condition.

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

Though it is difficult to determine what, if any, harm may directly result from any specific cyber incident or cyber-attack, any failure to maintain the security of, or any actual or perceived loss or unauthorized disclosure or use of, customer or account information likely may lead to our customers losing wealth and confidence in us.  Damage to our reputation could adversely affect deposits and loans and otherwise negatively affect the Company’s business, financial condition and results of operations.  In addition, it is possible that a cyber incident and any material fraudulent activity, cyber-attacks, breaches of our information security or successful penetration or circumvention of our system security may cause us significant negative consequences, including loss of Bank customers and financial assets and business opportunities, disruption to our operations and business, or misappropriation of our and/or our customers’ confidential information, and may expose us to additional regulatory scrutiny or may result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, devotion of substantial management time, increased costs to maintain insurance coverage (including increased deposit insurance premiums), or additional compliance costs, all of which could adversely impact our business, financial condition, liquidity and results of operations.

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

Index
The Company is dependent on key personnel and the loss of one or more of those key personnel could harm its business. The banking business in Virginia, and in the Company’s primary service area in the Hampton Roads MSA, is highly competitive and dominated by a relatively small number of large banks. Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the Virginia community banking industry, which could increase labor costs. In addition, the Company’s ability to attract and retain employees could be impacted by changing workforce concerns, expectations, practices and preferences, including remote and hybrid work preferences brought on by the COVID-19 pandemic, and labor shortages. The Company’s success depends to a significant degree upon its ability to attract and retain qualified management, loan origination, administrative, marketing and technical personnel and upon the continued contributions of and customer relationships developed by management and other key personnel. In particular, the Company’s success is highly dependent upon the capabilities of its senior executive management. The Company believes that its management team, comprised of individuals who have worked in the banking industry for many years, is integral to implementing the Company’s business plan. The loss of any of the Company’s senior executive management could have a material adverse effect on the Company’s ability to build on the efforts they have undertaken, and the Company may not be able to find adequate replacements. The Company has not entered into employment agreements with any of its executive management employees, and the loss of the services of one or more of them could harm the Company’s business.

The Company may not be able to compete effectively without the appropriate use of current technology. The use of technology in the financial services market, including the banking industry, evolves frequently. The Company may be unable to attract and maintain banking relationships with certain customers if it does not offer appropriate technology-driven products and services. In addition to better serving customers, the effective use of technology may increase efficiency and reduce costs. Developing or acquiring access to new technologies and incorporating those technologies into the Company’s products and services, or using them to expand the Company’s products and services, may require significant investments, may take considerable time to complete, and ultimately may not be successful. The Company may not be able to effectively implement new technology-driven products or services or be successful in marketing these products and services to its customers. As a result, the Company’s ability to compete effectively may be impaired, which could lead to a material adverse effect on the Company’s financial condition and results of operations, and could lead to the incurrence of additional expense.

Risks Related to the Regulation of the Company
The Company may be adversely affected by changes in government monetary policy. As a bank holding company, the Company’s business is affected by the monetary policies established by the FRB, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. In setting its policy, the FRB may utilize techniques such as the following: (i) engaging in open market transactions in U.S. Government securities; (ii) setting the rate on member bank borrowings; and (iii) determining reserve requirements.

These techniques determine, to a significant extent, the Company’s cost of funds for lending and investing. These techniques, all of which are outside the Company’s control, may have an adverse effect on deposit levels, net interest margin, loan demand or the Company’s business and operations.

The Company and its subsidiaries are subject to extensive regulation which could adversely affect them. The Company is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations, including those referenced above. Regulations adopted by these agencies, which are generally intended to protect depositors and customers rather than to benefit stockholders, govern a comprehensive range of matters including, without limitation, ownership and control of the Company’s shares, acquisition of other companies and businesses, permissible activities that the Company and its subsidiaries may engage in, maintenance of adequate capital levels and other aspects of operations. These regulations are costly to comply with and could limit the Company’s growth by restricting certain of its activities. The laws, rules and regulations applicable to the Company are subject to regular modification and change. Regulatory changes could subject the Company to more demanding regulatory compliance requirements, which could affect the Company in unpredictable and adverse ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Legislation or regulation may also impose unexpected or unintended consequences, the impact of which is difficult to predict. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or damage to the Company’s reputation, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Legislation and regulatory initiatives containing wide-ranging proposals for altering the structure, regulation and competitive relationship of financial institutions are introduced regularly. The extent and timing of any regulatory reforms, as well as any effects on the Company’s business and results of operations, are uncertain.

Index
The CFPB may increase our regulatory compliance burden and could affect the consumer financial products and services that the Company offers. The CFPB significantly influences consumer financial laws, regulation and policy through rulemaking related to enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive consumer finance products or practices, which are directly affecting the business operations of financial institutions offering consumer financial products or services, including the Company. This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction, financial product or service. Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Company or its subsidiaries by virtue of the adoption of such policies and practices by the Federal Reserve and the FDIC. Further, the CFPB may include its own examiners in regulatory examinations by the Company’s primary regulators. The limitations and restrictions imposed by the CFPB may produce significant, material effects on our business, financial condition and results of operations.

Increased scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to environmental, social and governance (ESG) practices may impose additional costs on the Company or expose it to new or additional risks. As a regulated financial institution and a publicly traded company, the Company is facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, influential investors, and regulators are increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Company’s reputation, ability to do business with certain partners, and stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanded mandatory and voluntary reporting, diligence, and disclosure. ESG-related costs, including with respect to compliance with any additional regulatory or disclosure requirements or expectations, could adversely impact our results of operations.

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

Future sales of the Company’s common stock by stockholders or the perception that those sales could occur may cause the common stock price to decline. Although the Company’s common stock is listed for trading on the NASDAQ stock market, the trading volume in the common stock may be lower than that of other larger financial institutions. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given these factors, a stockholder may have difficult selling shares of the Company’s common stock at an attractive price (or at all). Additionally, stockholders may not be able to sell a substantial number of the Company’s common stock shares for the same price at which stockholders could sell a smaller number of shares. Given the potential for lower relative trading volume in the common stock, significant sales of the common stock in the public market, or the perception that those sales may occur, could cause the trading price of the Company’s common stock to decline or to be lower than it otherwise might be in the absence of these sales or perceptions.

Index
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

Risk Factors Related to the COVID-19 Pandemic
The Company’s results of operations and financial condition may be adversely affected by the COVID-19 pandemic. The outbreak of the COVID-19 pandemic, the widespread government response and the impact on consumers and businesses caused significant disruption in the United States and international economies and financial markets and had a significant impact on consumers and businesses in our market area and the operations and financial performance of the Company. Although conditions regarding the spread of the illness are improving, COVID-19’s ultimate impact on economic conditions and activity remains uncertain, and it is possible that new variants will emerge that could cause further outbreaks or more severe outbreaks in the future, resulting in additional lockdowns, economic disruptions, or other unknown impacts.

Although the scope, duration and full effects of the pandemic are evolving and cannot be fully known at this time, consequences of the pandemic have included and may include further market volatility, interest rate fluctuations, disrupted trade and supply chains, increased unemployment, rising prices, inflation and reduced economic activity. Developments related to COVID-19 and certain responses thereto have driven higher inflation in the United States during 2022 and early 2023, and ultimately, may contribute to the development of a disruptive period of high inflation in the United States and globally, while efforts to combat this inflation could result in an economic recession. The period of recovery from the negative economic effects of the pandemic cannot be predicted and may be protracted. As loan payment deferral programs and government stimulus or relief efforts, such as the Paycheck Protection Program (PPP), have largely ended, signs of credit deterioration that were masked or obscured may emerge, and the Company can give no assurance that loan performance or net charge-offs will continue at the levels experienced in 2022, 2021 and 2020.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration and severity of the COVID-19 pandemic, the acceptance and continued effectiveness of vaccines and treatments for COVID-19, the effects of the pandemic on our customers and vendors, and the short- and long-term health impacts of the pandemic. There can be no assurance that any efforts by the Company to address the adverse impacts of the COVID-19 pandemic will be effective. Additionally, the Company may continue to experience adverse impacts to our business as a result of changes in the behavior of customers, businesses and their employees prompted or accelerated by the COVID-19 pandemic. Furthermore, the financial condition of our customers and vendors may be adversely impacted, which may result in an elevated level of loan losses, a decrease in demand for products and services, or reduced availability of services provided by third parties on which we rely. Any of these events may, in turn, have a material adverse impact our business, results of operations and financial condition.

General Risk Factors
Negative public opinion could damage the Company’s reputation and adversely impact the Company’s business, financial condition and results of operation. Reputation risk, or the risk to the Company’s business, financial condition and results of operation from negative public opinion, is inherent in the financial services industry. Negative public opinion can result from actual or alleged conduct in any number of activities, including lending or foreclosure practices, regulatory compliance, corporate governance and sharing or inadequately protecting customer information, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion could adversely affect the Company’s ability to keep and attract customers and employees, could impair the confidence of counterparties and business parties, could expose it to litigation and regulatory action, and could adversely affect its access to the capital markets. Damage to the Company’s reputation could adversely affect deposits and loans and otherwise negatively affect the Company’s business, financial condition and results of operation.

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

Natural disasters, severe weather events, acts of war or terrorism, pandemics or endemics, climate change and other external events could significantly impact our business. Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war (including the war in Ukraine) or terrorism, pandemics (including the COVID-19 pandemic) or endemics and other adverse external events could have a significant adverse impact on the business operations of the Company, third parties who perform operational services for the Company or its customers and the Company’s borrowers and customers. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2022, the Company owned and leased buildings in the normal course of business. It owns its main office, which represents its corporate headquarters and includes a branch at 101 East Queen Street, Hampton, Virginia. As of March 15, 2023, the Bank operated fourteen branches in the Hampton Roads area of Virginia.

For more information concerning the amounts recorded for premises and equipment and commitments under current leasing agreements, see Note 4, Premises and Equipment and Note 5, Leases of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Item 3.	Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings before any court, administrative agency, or other tribunal.

Item 4.	Mine Safety Disclosures

None.

Index
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name (Age) And Present Position	Served as an Executive Officer Since	Principal Occupation During Past Five Years
Robert F. Shuford, Jr. (58)
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

Elizabeth T. Beale (50)
Chief Financial Officer & Senior Vice President/Finance Old Point Financial Corporation	2019
Chief Financial Officer & Senior Vice President/Finance of the Company; a Certified Public Accountant; Senior Vice President & Chief Accounting Officer of the Bank from 2018 to 2019; Executive Vice President and Chief Financial Officer for Citizens National Bank (formerly CNB Bancorp, Inc.) from 2003 to 2018

Chief Financial Officer & Executive Vice President of the Bank

Donald S. Buckless (58)
Chief Lending Officer & Senior Vice President Old Point Financial Corporation	2016
Chief Lending Officer & Senior Vice President of the Company since 2016

Chief Lending Officer & Executive Vice President of the Bank since 2016; Chief Lending Officer & Senior Vice  President of the Bank from 2015 to 2016

Thomas L. Hotchkiss (67)
Chief Credit Officer & Executive Vice President Old Point National Bank	2019	Chief Credit Officer & Executive Vice President of the Bank since 2019; Chief Credit Officer of finanical institution in Maryland from February 2015 to February 2019

A. Eric Kauders, Jr. (53)
Senior Vice President/Trust Old Point Financial Corporation	2021	Senior Vice President/Trust of the Company since September 2021 President and Chief Executive Officer of Trust since September 2021; Managing Director at Bank of America Private Bank from 2008 to 2021

Susan R. Ralston (59)
Chief Operating Officer & Executive Vice President Old Point National Bank	2019
Chief Operating Officer & Executive Vice President of the Bank since 2019; President & Founder of Ralston Coaching and Consulting, LLC from 2018 to 2019; Chief Operating Officer & Senior Vice  President of Dollar Bank from 2016 to 2018

Joseph R. Witt (62)
Executive Vice President/Financial Service Old Point Financial Corporation	2008
Executive Vice President/Financial Services since 2020. Chief Business Development Officer & Senior Vice President of the Company since 2015; Chief Administrative Officer & Senior Vice President/Administration of the Company from 2012 to 2015; Senior Vice President/Corporate Banking/Human Resources of the Company from 2010 to 2012; Senior Vice President/Corporate Banking of the Company from 2008 to 2010

Chief Strategy Officer & President, Financial Services of the Bank beginning in 2020. Senior Executive Vice President & Chief Business Development Officer of the Bank from 2015 to 2019; Senior Executive Vice President & Chief Administrative Officer of the Bank from 2012 to 2015; Executive Vice President/Corporate Banking & Human Resources Director of the Bank from 2010 to 2012

Index
Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol “OPOF”. The approximate number of stockholders of record as of March 14, 2023 was 1,560. On that date, the closing price of the Company’s common stock on the NASDAQ Capital Market was $24.57. Additional information related to restrictions on funds available for dividend declaration can be found in Note 15, Regulatory Matters of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

The Company had a share repurchase program which was authorized by the Board of Directors in October 2021 to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. Pursuant to the repurchase program, the Company repurchased approximately 268,000 shares for approximately $6.7 million during 2022. The Company did not execute any repurchases under this plan during the fourth quarter of 2022.

Pursuant to the Company’s equity compensation plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon the vesting of restricted stock awards to pay certain taxes. Shares surrendered by participants of these plans are valued at current market prices pursuant to the terms of the applicable awards. No such surrenders occurred during 2022.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating the financial condition, changes in financial condition and the results of operations of the Company, consisting of the parent company (the Parent) and its wholly-owned subsidiaries, the Bank and Wealth. This discussion should be read in conjunction with the Consolidated Financial Statements and other financial information contained elsewhere in this report.  In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on the Company’s future business, financial condition or results of operations, see “Cautionary Statement Regarding Forward-Looking Statements” prior to Item 1. “Business.”

Overview
The Company’s primary goals are to maximize earnings by maintaining strong asset quality and deploying capital in profitable growth initiatives that will enhance long-term stockholder value. The Company operates in three principal business segments: the Bank, Wealth, and the Company as a separate segment, the Parent. Revenues from the Bank’s operations consist primarily of interest earned on loans and investment securities, fees earned on deposit accounts, debit card interchange, and treasury and commercial services and mortgage banking income. Wealth’s operating revenues consist principally of income from fiduciary and asset management fees. The Parent’s revenues are mainly fees and dividends received from the Bank and Wealth.

Net income for 2022 was $9.1 million ($1.80 per diluted share) compared to $8.4 million ($1.61 per diluted share) in 2021. Assets as of December 31, 2022 were $1.4 billion, an increase of $17.2 million or 1.3% compared to assets as of December 31, 2021.

Key factors affecting comparisons of consolidated net income for the years ended December 31, 2022 and 2021 are discussed below: Comparisons are to prior year unless otherwise stated.

•	Loans held for investment (net of deferred fees and costs), excluding PPP (non-GAAP), increased 24.5%.
•	Average earning assets increased $37.8 million, or 3.2%.
•	Interest income increased $5.8 million, or 13.7%.
•
Interest expense increased $147,000, or 4.3%, due primarily to increased expense from short-term FHLB borrowings and a full year of subordinated notes interest partially offset by shifts in funding to lower cost deposits.

•	Consolidated net interest margin (NIM) was 3.62% for 2022 compared to 3.26%.
•	Net PPP fees of $699 thousand were recognized in 2022, compared to $3.2 million in 2021.
•	Mortgage banking income decreased $1.8 million or 78.2% due to rising mortgage interest rates and a decline in mortgage industry volume.

Index
For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” below.

Capital Management and Dividends
Total equity was $98.7 million at December 31, 2022, compared to $120.8 million at December 31, 2021. Total capital decreased $22.1 million at December 31, 2022 compared to December 31, 2021 due to net unrealized losses on available-for-sale securities (net of tax), a component of accumulated comprehensive (loss) income, repurchase of shares under the Company’s share repurchase program, and the payment of dividends to shareholders, partially offset by earnings. The decline in market value for the securities available-for-sale during 2022 was a result of rising market interest rates.  The Company expects to recover its investments in debt securities through scheduled payments of principal and interest through maturity and unrealized losses are not expected to affect net income or regulatory capital of the Company or its subsidiaries.

For the year ended December 31, 2022, the Company declared dividends of $0.52 per share. Annual dividends per share increased 4.0% over dividends of $0.50 per share declared in 2021. The Board of Directors of the Company continually reviews the amount of cash dividends per share and the resulting dividend payout ratio. The Company’s principal goals related to the maintenance of capital are to provide adequate capital to support the Company’s risk profile consistent with the board approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to stockholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total capital for the Bank are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

The Company had a share repurchase program which was authorized by the Board of Directors in October 2021 to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. During the year ended December 31, 2022, the Company repurchased 268,095 shares, or $6.7 million of its common stock under the repurchase program. At the expiration of the repurchase program, the Company has made aggregate stock repurchases of 274,695 shares for an aggregate cost of $6.8 million.

At December 31, 2022, the book value per share of the Company’s common stock was $19.75, and tangible book value per share (non-GAAP) was $19.37, compared to $23.06 and $22.69, respectively, at December 31, 2021. Refer to “Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

Allowance for Loan Losses
The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when it is believed the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in the Company’s judgment, will be adequate to absorb probable and estimable losses inherent in the loan portfolio. The judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the allowance, management considers a range of possible assumptions and outcomes related to the various factors identified above. Under alternative assumptions that we considered in developing our estimate of an allowance that will be adequate to absorb probable and estimable losses inherent in the loan portfolio at December 31, 2022, our estimate of the allowance varied between $9 million and $11 million.

For further information concerning accounting policies and the Company’s adoption of ASC 326, effective January 1, 2023, refer to Note 1, Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this report on Form 10-K.

Index
Results of Operations

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The NIM is calculated by dividing net interest income by average earning assets, or on a fully tax-equivalent net interest income by average earning assets.

Net interest income was $44.4 million in 2022, an increase of $5.6 million from 2021. The NIM was 3.60% in 2022 as compared to 3.24% in 2021. Net interest income, on a fully tax-equivalent basis (non-GAAP), was $44.7 million in 2022, an increase of $5.7 million from 2021. On a fully tax-equivalent basis (non-GAAP), NIM was 3.62% in 2022 as compared to 3.26% in 2021. Year-over-year, average investment yields were higher by 57 basis points, average loan yields decreased slightly due primarily to lower accelerated recognition of deferred fees and costs related to PPP forgiveness, and average interest-bearing liability costs increased 1 basis point. Loan fees and costs related to PPP loans are deferred at the time of loan origination, are amortized into interest income over the remaining terms of the loans and accelerated upon forgiveness or repayment of the PPP loans. Net PPP fees of $699 thousand and $3.2 million were recognized in 2022 and 2021, respectively. Year-over-year NIM was also impacted by subordinated debt interest expense related to the timing of issuance in 2021, which resulted in the associated expense impacting the full year of 2022 compared to the partial impact in 2021.  During 2022, market interest rates increased, and short-term rates are expected to continue to rise moving into 2023, which the Company expects to continue to result in increases in asset yields and cost of funds; however, the extent to which rising interest rates will ultimately affect the Company’s NIM is uncertain. For more information about these FTE financial measures, please see “Non-GAAP Financial Measures” below.

Average loans, which includes both loans held for investment and loans held for sale, increased $78.2 million to $920.0 million for the year ended December 31, 2022, compared to 2021. Average loans held for investment included $5.2 million and $53.5 million of average balances of loans originated under the PPP for 2022 and 2021, respectively. The increase in average loans outstanding 2022 compared to 2021 was due primarily to growth in the real estate mortgage, commercial real estate, and consumer segments of the loan portfolio. Average securities available for sale increased $29.6 million for 2022, compared to 2021, due primarily to higher purchases of securities. The average yield on the securities portfolio on a taxable-equivalent basis increased 57 basis points for 2022, compared to 2021, due primarily to rising interest rates during 2022 and purchases of securities at higher average yields relative to the average yield of the portfolio as a whole. Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $70.3 million during 2022, compared to 2021, due primarily to utilizing cash to fund growth in higher yielding loans and securities. The average yield on interest-bearing deposits in other banks increased 64 basis points for 2022, compared to 2021. The Federal Reserve Bank increased the interest rate on excess cash reserve balances from 0.10 percent at the end of 2020 to 0.15 percent by the end of 2021 and to 4.40 percent by the end of 2022.

Average money market, savings and interest-bearing demand deposits increased $30.2 million and average time deposits decreased $20.4 million, for the year ended 2022, respectively, compared to the same periods in 2021, due to growth in consumer and business deposits and a shift from time deposits. Average noninterest-bearing demand deposits increased $31.2 million for the year ended December 31, 2022 compared to December 31, 2021. The average cost of interest-bearing deposits decreased 10 basis points for 2022 compared to the same 2021 period, due primarily to lower rates on deposits and a shift in composition from time deposits. Offered rates on interest-bearing deposit accounts have increased in response to changes in market interest rates during the fourth quarter of 2022.While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity.

Average borrowings increased $13.3 million year-over-year due primarily to the full year impact of long term borrowings in 2022. The average cost of borrowings increased 146 basis points during 2022 compared to 2021 due primarily to the full-year impact of the subordinated notes during 2022 and an increase in short-term advances during the fourth quarter of 2022.

The Company believes that higher interest rates will continue to have a positive effect on yields of cash reserves, variable rate loans, new loan originations and purchases of securities available for sale. Although the Company expects the cost of deposits and borrowings to increase in connection with higher rates, the extent to which higher interest rates affect net interest margin will depend on a number of factors, including (1) the Company’s ability to continue to grow loans because of competition for loans, (2) the continued availability of funding through low-cost deposits, the level of competition for deposits and other lower-cost funding sources, and the Company’s ability to compete for deposits, and (3) the level of mortgage loan production and loans held for sale. The Company can give no assurance as to the timing or extent of further increases in market interest rates or the impact of rising interest rates or any other factor on the Company’s net interest margin. Alternatively, if market interest rates begin to decline, the Company believes that its net interest margin would be adversely affected as the Company generally expects its assets to reprice more quickly than its deposits and borrowings.

Index
The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the years ended December 31,
	2022			2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS
Loans*	$919,990	$41,440	4.50%	$841,748	$37,960	4.51%	$834,247	$36,061	4.32%
Investment securities:
Taxable	192,639	4,936	2.56%	173,661	3,284	1.89%	145,029	3,068	2.12%
Tax-exempt*	42,792	1,258	2.94%	32,158	953	2.96%	18,270	654	3.58%
Total investment securities	235,431	6,194	2.63%	205,819	4,237	2.06%	163,299	3,722	2.28%
Interest-bearing due from banks	75,111	598	0.80%	145,425	230	0.16%	91,160	267	0.29%
Federal funds sold	2,694	21	0.77%	2,932	3	0.09%	841	12	1.45%
Other investments	1,554	87	5.63%	1,104	70	6.35%	3,020	134	4.43%
Total earning assets	1,234,780	$48,340	3.91%	1,197,028	$42,500	3.55%	1,092,567	$40,196	3.68%
Allowance for loan losses	(9,958)			(9,621)			(9,723)
Other nonearning assets	99,272			98,597			104,414
Total assets	$1,324,094			$1,286,004			$1,187,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$78,167	$10	0.01%	$71,841	$13	0.02%	$55,667	$12	0.02%
Money market deposit accounts	385,067	697	0.18%	372,193	879	0.24%	307,190	1,012	0.33%
Savings accounts	125,310	39	0.03%	114,285	46	0.04%	96,149	56	0.06%
Time deposits	159,889	1,403	0.88%	180,255	1,941	1.08%	209,727	3,337	1.59%
Total time and savings deposits	748,433	2,149	0.29%	738,574	2,879	0.39%	668,733	4,417	0.66%
Federal funds purchased, repurchase agreements and other borrowings	6,170	69	1.12%	14,178	35	0.25%	33,846	150	0.44%
Federal Home Loan Bank advances	5,606	207	3.69%	-	-	0.00%	38,942	725	1.86%
Long term borrowings	29,469	1,180	4.01%	13,784	544	3.95%	-	-	0.00%
Total interest-bearing liabilities	789,678	3,605	0.46%	766,536	3,458	0.45%	741,521	5,292	0.71%
Demand deposits	422,849			391,673			325,596
Other liabilities	5,221			7,473			5,055
Stockholders’ equity	105,345			120,322			115,086
Total liabilities and stockholders’ equity	$1,323,093			$1,286,004			$1,187,258
Net interest margin		$44,735	3.62%		$39,042	3.26%		$34,904	3.19%

*Computed on a fully tax-equivalent (non-GAAP) basis using a 21% rate, adjusting interest income by $297 thousand, $248 thousand, and $187 thousand, respectively.

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

TABLE 2: VOLUME AND RATE ANALYSIS*

	2022 vs. 2021 Increase (Decrease)			2021 vs. 2020 Increase (Decrease)
	Due to Changes in:			Due to Changes in:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
EARNING ASSETS
Loans*	$3,528	$(48)	$3,480	$324	$1,575	$1,899
Investment securities:
Taxable	359	1,293	1,652	607	(391)	216
Tax-exempt*	315	(10)	305	497	(198)	299
Total investment securities	674	1,283	1,957	1,104	(589)	515

Federal funds sold	-	18	18	30	(39)	(9)
Other investments**	(82)	467	385	72	(173)	(101)
Total earning assets	4,120	1,720	5,840	1,531	773	2,304

INTEREST-BEARING LIABILITIES
Interest-bearing transaction accounts	1	(4)	(3)	3	(2)	1
Money market deposit accounts	30	(212)	(182)	215	(348)	(133)
Savings accounts	4	(11)	(7)	11	(21)	(10)
Time deposits	(219)	(319)	(538)	(469)	(927)	(1,396)
Total time and savings deposits	(184)	(546)	(730)	(240)	(1,298)	(1,538)
Federal funds purchased, repurchase
agreements and other borrowings	(20)	54	34	(87)	(28)	(115)
Federal Home Loan Bank advances	-	207	207	(724)	(1)	(725)
Long term borrowings	619	17	636	-	544	544
Total interest-bearing liabilities	415	(268)	147	(1,051)	(783)	(1,834)

Change in net interest income	$3,705	$1,988	$5,693	$2,582	$1,556	$4,138

* Computed on a fully tax-equivalent basis, non-GAAP, using a 21% rate.
** Other investments include interest-bearing balances due from banks.

The Company believes NIM may be affected in future periods by several factors that are difficult to predict, including (1) changes in interest rates, which may depend on the severity of adverse economic conditions, inflationary pressures, the timing and extent of any economic recovery, which are inherently uncertain; (2) possible changes in the composition of earning assets which may result from decreased loan demand as a result of the current economic environment; and (3) possible changes in the composition of interesting-bearing liabilities, which may result from decreased deposit balances or increased competition for deposits, or from changes in the availability of certain types of wholesale funding.

Discussion of net interest income for the year ended December 31, 2020 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Net Interest Income” in the Company’s 2021 Form 10-K, which was filed with the SEC on March 31, 2022, and is incorporated herein by reference.

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

The provision for loan losses was $1.7 million for the year ended December 31, 2022, as compared to $794 thousand for 2021. The increased level is primarily due to the increase in loans held for investment, excluding PPP (non-GAAP). Charged-off loans totaled $2.0 million in 2022, compared to $1.1 million in 2021. Recoveries amounted to $977 thousand in 2022 and $649 thousand in 2021. The Company’s net loans charged off to average loans were 0.12% in 2022 as compared to 0.06% in 2021.

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

Noninterest Income
Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2022 and the twelve months ended December 31, 2021.

Noninterest income decreased $1.4 million or 9.3% for the year ended December 31, 2022, as compared to the year ended December 31, 2021. In 2022, decreases in mortgage banking income ($1.8 million or 78.2%), fiduciary and asset management fees ($101 thousand or 2.4%), and bank-owned life insurance income ($105 thousand or 10.4%), were partially offset by increases in service charges on deposit accounts ($372 thousand or 13.8%), other service charges, commissions and fees ($45 thousand or 1.0%), and other operating income ($372 thousand or 104.0%). Gains on sales of fixed assets and losses on sales of available-for-sale securities impacted the year-over-year comparatives. During 2022, the Company recognized gains on sales of fixed assets of $1.7 million.  The Company also recognized losses of $1.9 million on sales of available-for-sale securities in a reinvestment strategy which increased yield on the asset base over 300 basis points.

Mortgage banking income decreased due to declines in the volume of mortgage originations attributable to changes in mortgage market conditions; fiduciary and asset management fees decreased primarily due to lower income tax preparation revenue; and bank-owned life insurance income decreased due to a specific event which occurred in 2021. Service charges on deposit accounts increased primarily due to increases in analysis charges and NSF charges and other operating income increased primarily due to interest rate swap fees.

The Company continues to focus on diversifying noninterest income through efforts to expand Wealth, insurance, and mortgage banking activities, and a continued focus on business checking and other corporate services.

Discussion of noninterest income for the year ended December 31, 2020 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Income” in the Company’s 2021 Form 10-K which was filed with the SEC on March 31, 2022, and is incorporated by reference herein.

Noninterest Expense
Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2022 and the twelve months ended December 31, 2021.

The Company’s noninterest expense increased $2.5 million or 5.8%. Year-over-year increases were primarily related to salaries and employee benefits, customer development, professional services, and employee professional development related to recruiting. The increase in salary and benefits was primarily driven by the addition of revenue producing officers, a return to normalized position vacancy levels, incentive compensation expense, and lower deferred loan costs.

The Company completed negotiations with a major vendor relationship during the fourth quarter of 2022 which is expected to reduce existing cost structures beginning in 2023 as well as provide an opportunity for operational leverage for future growth at fixed cost levels. Several other major vendor contracts and relationships continue to be assessed and negotiated as a key component of efforts to reduce noninterest expense levels while improving operational efficiency.

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

The effective tax rates for the years ended December 31, 2022 and 2021 were 13.9% and 13.3%, respectively. The effective tax rate was affected by higher pre-tax income.

Index
Discussion of noninterest expense and income taxes for the year ended December 31, 2020 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Expense” in the Company’s 2021 Form 10-K, which was filed with the SEC on March 31, 2022, and in incorporated by reference herein.

Balance Sheet Review
At December 31, 2022, the Company had total assets of $1.4 billion, an increase of $17.2 million or 1.3% compared to assets as of December 31, 2021.

Net loans held for investment increased $182.9 million or 21.9%, from $833.7 million at December 31, 2021 to $1.0 billion at December 31, 2022. Loans held for investment, excluding PPP (non-GAAP), grew 24.5%, or $202.0 million, driven by diversified loan growth in the following segments: commercial real estate of $47.2 million, construction, land development, and other land loans of $19.3 million, residential real estate of $47.7 million, and indirect automobile of $77.9 million. Cash and cash equivalents decreased $168.7 million or 89.8% from December 31, 2021 to December 31, 2022 as lower yielding liquidity was redeployed primarily into higher yielding loans. Securities available for sale decreased $8.8 million or 3.8% over the same period.

Total deposits of $1.2 billion as of December 31, 2022 decreased $21.1 million, or 1.8%, from December 31, 2021. Noninterest-bearing deposits decreased $2.9 million, or 0.7%, savings deposits decreased $1.9 million, or 0.3%, and time deposits decreased $16.2 million, or 9.6%. Overnight repurchase agreements, federal funds purchased, and short-term Federal Home Loan Bank advances increased to $62.5 million at December 31, 2022 from $4.5 million at December 31, 2021.  At December 31, 2022, the Company had FHLB advances of $46.1 million.

Securities Portfolio
When comparing December 31, 2022 to December 31, 2021, securities available-for-sale decreased $8.8 million, or 3.8%. The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At December 31, 2022 and 2021, all securities in the Company’s investment portfolio were classified as available for sale.

The following table sets forth a summary of the securities portfolio in dollar amounts at fair value and as a percentage of the Company’s total securities available for sale as of the dates indicated:

TABLE 3: SECURITIES PORTFOLIO

	December 31,
(Dollars in thousands)	2022		2021
U.S. Treasury securities	$7,671	3%	$14,904	6%
Obligations of U.S. Government agencies	42,399	19%	38,558	16%
Obligations of state and political subdivisions	59,384	26%	65,803	28%
Mortgage-backed securities	88,913	39%	89,058	38%
Money market investments	1,816	1%	2,413	1%
Corporate bonds and other securities	25,335	11%	23,585	10%
	225,518	99%	234,321	100%
Restricted securities:
Federal Home Loan Bank stock	$2,709	1%	383	0%
Federal Reserve Bank stock	683	-	609	-
Community Bankers’ Bank stock	42	-	42	-
	3,434		1,034
Total Securities	$228,952	100%	$235,355	100%

In order to utilize excess liquidity rather than holding excess cash reserves, the Company invested in U.S. government agencies and corporations, obligations of states and political subdivisions, and mortgage-backed securities. Net unrealized losses on the market value of securities available for sale were $26.3 million at December 31, 2022 and net unrealized gains on the market value of securities available for sale were $2.1 million at December 31, 2021. The decline in market value of securities available for sale during 2022 was primarily a result of increases in market interest rates.

The Company seeks to diversify its portfolio to minimize risk, including by purchasing (1) shorter-duration mortgage backed-securities to reduce interest rate risk and for cash flow and reinvestment opportunities and (2) securities issued by states and political subdivisions due to the tax benefits and the higher tax-adjusted yield obtained from these securities. All of the Company’s mortgage-backed securities are direct issues of United States government agencies or government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments. The Company also invests in the debt securities of corporate issuers, primarily financial institutions, that the Corporation views as having a strong financial position and earnings potential.

Index
The following table summarizes the contractual maturity of the securities portfolio and their weighted average yields as of December 31, 2022:

TABLE 4: MATURITY OF SECURITIES

(Dollars in thousands)	1 year or less 2023	1-5 years	5-10 years	Over 10 years	Total
U.S. Treasury securities	$-	$7,671	$-	$-	$7,671
Weighted average yield	-	2.75%	-	-	2.75%

Obligations of U.S. Government agencies	$387	$4,580	$1,842	$35,590	$42,399
Weighted average yield	0.30%	1.99%	3.17%	5.19%	4.71%

Obligations of state and policitcal subdivisions	$-	$1,422	$18,586	$39,376	$59,384
Weighted average yield	-	2.71%	2.21%	2.75%	2.58%

Mortgage-backed securities	$-	$5,302	$10,887	$72,724	$88,913
Weighted average yield	-	3.71%	2.28%	2.83%	2.81%

Money market investments	$1,816	$-	$-	$-	$1,816
Weighted average yield	1.25%	-	-	-	1.25%

Corporate bonds and other securities	$485	$-	$24,850	$-	$25,335
Weighted average yield	3.44%	-	4.44%	-	4.42%

Federal Home Loan Bank stock	$-	$-	$-	$2,709	$2,709
Weighted average yield	-	-	-	4.81%	4.81%

Federal Reserve Bank stock	$-	$-	$-	$683	$683
Weighted average yield	-	-	-	6.00%	6.00%

Community Bankers’ Bank stock	$-	$-	$-	$42	$42
Weighted average yield	-	-	-	0.00%	0.00%
Total Securities	$2,688	$18,975	$56,165	$151,124	$228,952
Weighted average yield	1.08%	2.83%	3.24%	3.38%	3.28%

The table above is based on maturity; therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average life of the $88.9 million in mortgage-backed securities as of December 31, 2022 was 6.4 years. The weighted average yield is calculated on a fully tax-equivalent basis using a 21% rate on a pro rata basis for each security based on its relative amortized cost.

Index
Loan Portfolio
The following table shows a breakdown of total loans by segment at December 31, 2022 and 2021:

TABLE 5: LOAN PORTFOLIO

	December 31,
(Dollars in thousands)	2022	2021
Commercial and industrial	$72,578	$68,690
Real estate-construction	77,944	58,440
Real estate-mortgage (1)	259,091	206,368
Real estate-commercial	429,863	382,603
Consumer	185,269	118,441
Other	2,340	8,984
Ending Balance	$1,027,085	$843,526

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

As of December 31, 2022, the total loan portfolio increased by $183.6 million or 21.8% from December 31, 2021 due to increases diversified over each segment besides Other. PPP loans outstanding decreased $18.5 million to $530 thousand at December 31, 2022 from $19.0 million at December 31, 2021. Net loans held for investment increased 21.9% from December 31, 2021 to December 31, 2022. Loans held for investment (net of deferred fees and costs), excluding PPP (non-GAAP), grew 24.5%

The maturity distribution and rate sensitivity of the Company’s loan portfolio at December 31, 2022 is presented below:

TABLE 6: MATURITY/REPRICING SCHEDULE OF LOAN PORTFOLIO

	As of December 31, 2022
(Dollars in thousands)	Commercial and industrial	Real estate-construction	Real estate-mortgage (1)	Real estate-commercial	Consumer	Other	Total
Variable Rate:
Within 1 year	$1,931	$7,076	$6,271	$21,783	$2,545	$83	$39,689
1 to 5 years	19,096	17,599	38,558	188,794	61,857	-	325,904
5 to 15 years	34,301	3,733	34,153	140,351	103,009	309	315,856
After 15 years	-	45	54,956	5,533	10,008	-	70,542
Fixed Rate:
Within 1 year	$16,739	$46,227	$66,707	$46,322	$7,814	$1,582	$185,391
1 to 5 years	511	1,985	15,271	23,703	-	366	41,836
5 to 15 years	-	793	43,175	3,377	36	-	47,381
After 15 years	-	486	-	-	-	-	486
	$72,578	$77,944	$259,091	$429,863	$185,269	$2,340	$1,027,085
(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, nonperforming restructured loans, and other real estate owned (OREO). Restructured loans are loans with terms that were modified in a troubled debt restructuring (TDR) for borrowers experiencing financial difficulties. Refer to Note 3, Loans and Allowance for Loan Losses of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report Form 10-K for more information.

Nonperforming assets increased by $580 thousand or 38.6%, from $1.5 million at December 31, 2021 to $2.1 million at December 31, 2022. The 2022 total consisted of $840 thousand in loans still accruing interest but past due 90 days or more and $1.2 million in nonaccrual loans. All of the nonaccrual loans are classified as impaired and 88.4% of the nonaccrual loans at December 31, 2022 were secured by real estate. Impaired loans are a component of the allowance for loan losses. When a loan changes from “90 days past due but still accruing interest” to “nonaccrual” status, the loan is normally reviewed for impairment. If impairment is identified, then the Company records a charge-off based on the value of the collateral or the present value of the loan’s expected future cash flows, discounted at the loan’s effective interest rate. If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

Index
The recorded investment in impaired loans increased to $1.9 million as of December 31, 2022 from $1.3 million as of December 31, 2021 as detailed in Note 3, Loans and Allowance for Loan Losses of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K. The majority of these loans were collateralized.

The following table presents information concerning the aggregate amount of nonperforming assets, which includes nonaccrual loans, past due loans, TDRs and OREO:

TABLE 7: NONPERFORMING ASSETS

	December 31,
(dollars in thousands)	2022	2021
Nonaccrual loans
Commercial and industrial	$144	$174
Real estate-construction	945	-
Real estate-mortgage (1)	154	191
Real estate-commercial	-	113
Total nonaccrual loans	$1,243	$478

Loans past due 90 days or more and accruing interest
Commercial and industrial	$23	$169
Real estate-mortgage (1)	525	-
Consumer loans (2)	292	846
Other	-	10
Total loans past due 90 days or more and accruing interest	$840	$1,025

Restructured loans
Real estate-construction	$75	$79
Real estate-mortgage (1)	279	450
Real estate-commercial	358	413
Total restructured loans	$712	$942
Less nonaccrual restructured loans (included above)	154	191
Less restructured loans currently in compliance (3)	558	751
Net nonperforming, accruing restructured loans	$-	$-
Nonperforming loans	$2,083	$1,503

Total nonperforming assets	$2,083	$1,503

Interest income that would have been recorded under original loan terms on nonaccrual loans above	$111	$11

Interest income recorded for the period on nonaccrual loans included above	$15	$2

Total loans	$1,027,085	$843,526
ALLL	$10,526	$9,865
Nonaccrual loans to total loans	0.12%	0.06%
ALLL to total loans	1.02%	1.17%
ALLL to nonaccrual loans	846.82%	2063.81%

For the year ended December 31:
Provision for loan losses	$1,706	$794
Net charge-offs to average total loans	0.11%	0.06%

(1) The real estate-mortgage segment includes residential 1 – 4 family, second mortgages and equity lines of credit.
(2) Amounts listed include student loans and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $38 thousand at December 31, 2022 and $711 thousand at December 31, 2021. For additional information, refer to Note 3, Loans and Allowance for Loan Losses of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.
(3) Amounts listed represent restructured loans that are in compliance with their modified terms as of the date presented.

As shown in the table above, as of December 31, 2022 compared to December 31, 2021, the nonaccrual loan category increased by $765 thousand or 88.4% and the 90-days past due and still accruing interest category decreased by $185 thousand or 18.0%.

The nonaccrual loans at December 31, 2022 were related to five credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

Index
In the loans past due 90 days or more and still accruing interest at December 31, 2022, $38 thousand were student loans. The federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans; as such, management does not expect even a significant increase in past due small business or student loans to have a material effect on the Company.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. For a detailed discussion of the Company’s nonperforming assets, refer to Note 3, Loans and Allowance for Loan Losses of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

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

The majority of the Company’s TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of December 31, 2022 and December 31, 2021, the impaired loan component of the allowance for loan losses amounted to $30 thousand and $128 thousand, respectively. The decrease in the impaired loan component is due primarily to the resolution of one credit relationship. The impaired loan component of the allowance for loan losses is reflected as a valuation allowance related to impaired loans in Note 3, Loans and Allowance for Loan Losses of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

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

Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan’s payments are current (including loans 1 – 29 days past due), 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company’s internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of December 31, 2022 and December 31, 2021, the Company had no loans in these categories.

The overall historical loss rate from December 31, 2021 to December 31, 2022, improved 9 basis points as a percentage of loans evaluated collectively for impairment as a result of overall improving asset quality combined with continued improvement in non-performing assets. For the same period, the qualitative factor components decreased 8 basis points as a percentage of loans evaluated collectively for impairment overall. This decrease was primarily due to reduction of certain qualitative factor adjustments related to the COVID-19 pandemic partially offset by changes in volume for certain segments. While there have not been significant changes in overall credit quality of the loan portfolio from December 31, 2021 to December 31, 2022, management will continue to monitor economic recovery challenges at macro and micro levels, including levels of inflation, changes in the interest rate environment, supply chain disruption, and employment levels, which may be delaying signs of credit deterioration. If there are further challenges to the economic recovery, elevated levels of risk within the loan portfolio may require additional increases in the allowance for loan losses.

Index
On a combined basis, the historical loss and qualitative factor components amounted to $10.5 million as of December 31, 2022 and $9.7 million at December 31, 2021. Management is monitoring portfolio activity, such as levels of deferral and/or modification requests, concentration levels by collateral, as well as industry concentration levels to identify areas within the loan portfolio which may create elevated levels of risk should the economic environment present indications of economic instability that is other than temporary in nature.

Overall Change in Allowance
As a result of management’s analysis, the Company added, through the provision, $1.7 million to the ALLL for the year ended December 31, 2022. The ALLL, as a percentage of year-end loans held for investment, was 1.02% in 2022 and 1.17% in 2021. The decrease in the ALLL as a percentage of loans held for investment at December 31, 2022 compared to the prior year was primarily attributable to continued improvement in historical loss rates and a reduction of qualitative factor adjustments related to the COVID-19 pandemic partially offset by certain segment qualitative factor adjustments for volume trends. Excluding PPP loans, the ALLL as a percentage of loans held for investment was 1.03% and 1.20% at December 31, 2022 and 2021, respectively.  Loans held for investment excluding PPP loans is a non-GAAP financial measure. For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” below. Management believes that the allowance has been appropriately funded for losses on existing loans, based on currently available information. Low levels of past dues, NPAs, and year-over-year quantitative historical loss rates continue to demonstrate improvement. The Company will continue to monitor the loan portfolio, levels of nonperforming assets, and the sustainability of improving asset quality trends experienced closely and make changes to the allowance for loan losses when necessary. Management believes the level of the allowance for loan losses is sufficient to absorb possible and estimable losses inherent in the loan portfolio; however, if elevated levels of risk are identified, provision for loan losses may increase in future periods.

The allowance for loan losses represents an amount that, in management’s judgement, will be adequate to absorb probable and estimable losses inherent in the loan portfolio.  The provision for loan losses increases the allowance and loans charged-off, net of recoveries, reduce the allowance.  The following table presents the Company’s loan loss experience for the periods indicated:

TABLE 8: ALLOWANCE FOR LOAN LOSSES

For the Year ended December 31, 2022
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865
Charge-offs	(297)	-	(25)	-	(1,368)	(332)	-	(2,022)
Recoveries	134	-	61	22	648	112	-	977
Provision for loan losses	153	93	149	(310)	1,423	192	6	1,706
Ending Balance	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526

Average loans	69,329	67,570	233,758	405,970	136,596	5,729		918,952
Ratio of net charge-offs to average loans	0.24%	0.00%	-0.02%	-0.01%	0.53%	3.84%		0.11%

For the Year ended December 31, 2021
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541
Charge-offs	(27)	-	(14)	-	(800)	(278)	-	(1,119)
Recoveries	41	-	76	44	390	98	-	649
Provision for loan losses	19	120	(232)	309	470	241	(133)	794
Ending Balance	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865

Average loans	101,016	52,811	199,904	356,643	117,343	7,911		835,628
Ratio of net charge-offs to average loans	-0.01%	0.00%	-0.03%	-0.01%	0.35%	2.28%		0.06%

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

Index
TABLE 9: ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2022		2021
(Dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial	$673	7.07%	$683	8.14%
Real estate-construction	552	7.59%	459	6.93%
Real estate-mortgage (1)	2,575	25.23%	2,390	24.46%
Real estate-commercial	4,499	41.85%	4,787	45.36%
Consumer	2,065	18.04%	1,362	14.04%
Other	156	0.23%	184	1.07%
Unallocated	6	-	-	-
Ending Balance	$10,526	100.00%	$9,865	100.00%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

Deposits
The following table shows the average balances and average rates paid on deposits for the periods presented.

TABLE 10: DEPOSITS

	Years ended December 31,
	2022		2021		2020
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing transaction	$78,167	0.01%	$71,841	0.02%	$55,667	0.02%
Money market	385,067	0.18%	372,193	0.24%	307,190	0.33%
Savings	125,310	0.03%	114,285	0.04%	96,149	0.06%
Time deposits	159,889	0.88%	180,255	1.08%	209,727	1.59%
Total interest bearing	748,433	0.29%	738,574	0.39%	668,733	0.66%
Demand	422,849		391,673		325,596
Total deposits	$1,171,282		$1,130,247		$994,329

The Company’s average total deposits were $1.2 billion for the year ended December 31, 2022, an increase of $41.0 million or 3.6% from average total deposits for the year ended December 31, 2021. Demand deposit and money market account categories had the largest increases, totaling $31.2 million and $12.9 million, respectively. Average time deposits, which is the Company’s most expensive deposit category, decreased by a total of $20.4 million as seen in the table above. This increase in demand and savings deposits was due in part to a shift in balances from time deposits toward lower-cost savings, money market and demand deposits. Deposits as of December 31, 2022 decreased $26.3 million compared to September 30, 2022, which is consistent with changes in deposit balances experienced by many regional and community banks in the latter part of 2022.

The average rate paid on interest-bearing deposits by the Company in 2022 was 0.29% compared to 0.39% in 2021. The Company remains focused on increasing lower-cost deposits by actively targeting new noninterest-bearing deposits and savings deposits.

As of December 31, 2022 and 2021, the estimated amounts of total uninsured deposits were $254.7 million and $271.7 million, respectively.  The following table shows maturities of the estimated amounts of uninsured time deposits at December 31, 2022.  The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

Index
TABLE 11: MATURITIES OF UNINSURED TIME DEPOSITS

	As of December 31,
(dollars in thousands)	2022	2021
Maturing in:
Within 3 months	$13,369	$17,994
4 through 6 months	1,264	2,330
7 through 12 months	8,307	9,476
Greater than 12 months	22,861	10,123
	$45,801	$39,923
Capital Resources
Total stockholders’ equity as of December 31, 2022 was $98.7 million, down 18.3% from $120.8 million on December 31, 2021.  During 2022, the Corporation declared common stock dividends of $0.52 per share, compared to $0.50 per share declared in 2021.

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

The Bank’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. In addition, the Bank has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Capital Rules in order to eliminate volatility of regulatory capital that can result from fluctuations in accumulated other comprehensive (loss) income and the inclusion of accumulated other comprehensive (loss) income in regulatory capital, as would otherwise be required under the Basel III Capital Rule. As a result of this election, changes in accumulated other comprehensive (loss) income, including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table below for the Bank.

Pursuant to applicable regulations and regulatory guidance, the Company is treated as a small bank holding company and will not be subject to regulatory capital requirements.  For more information, refer to “Regulation and Supervision” included in Item 1, “Business” of this report on Form 10-K.

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

TABLE 12: REGULATORY CAPITAL

	2022 Regulatory Minimums	December 31, 2022	2021 Regulatory Minimums	December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	10.80%	4.500%	12.57%
Tier 1 Capital to Risk-Weighted Assets	6.000%	10.80%	6.000%	12.57%
Tier 1 Leverage to Average Assets	4.000%	9.43%	4.000%	9.09%
Total Capital to Risk-Weighted Assets	8.000%	11.70%	8.000%	13.61%
Capital Conservation Buffer	2.500%	3.70%	2.500%	5.61%
Risk-Weighted Assets (in thousands)		$1,177,600		$952,218

Index
On July 14, 2021, the Company issued $30.0 million in aggregate principal amount of 3.50% fixed-to-floating rate subordinated notes due 2031 (the Notes) in a private placement transaction.  The Notes initially bear interest at a fixed rate of 3.50% for five years and convert to three-month SOFR plus 286 basis points, resetting quarterly, thereafter.  The Notes were structured to qualify as Tier 2 capital for regulatory purposes and are included in the Company’s Tier 2 capital as of December 31, 2021.

The Company’s capital resources are impacted by its share repurchase program which was authorized by the Board of Directors in October 2021 and authorized repurchase of up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. During the year ended December 31, 2022, the Company repurchased 268,095 shares, or $6.7 million of its common stock under the program.

Year-end book value per share was $19.75 in 2022 and $23.06 in 2021. The common stock of the Company has not been extensively traded. The stock is quoted on the NASDAQ Capital Market under the symbol “OPOF.” There were 1,560 stockholders of record of the Company as of March 14, 2023. This stockholder count does not include stockholders who hold their stock in a nominee registration.

On January 1, 2023, the Company adopted Accounting Standards Codification (ASC) Topic 326, “Financial Instruments—Credit Losses” (ASC 326), which replaces existing accounting principles for the recognition of loan losses based on losses that have been incurred with a requirement to record an allowance for credit losses that represents expected credit losses over the lifetime of all loans in the Company’s portfolio. The adoption of ASC 326 will result in significant changes to the Corporation’s consolidated financial statements. Regulatory capital rules permit the Bank to phase-in the day-one effects of adopting ASC 326 over a 3-year transition period. The Bank expects not to take the phase-in but rather to reduce its regulatory capital in the first quarter of 2023 for the day-one effects of adopting ASC 326 in the reasonable range of $1 million to $2 million.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Additional sources of liquidity available to the Corporation include cash flows from operations, loan payments and payoffs, deposit growth, maturities, calls and sales of securities, the issuance of brokered certificates of deposit and the capacity to borrow additional funds. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

The Company’s major source of liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of December 31, 2022, the Company had $392.1 million in FHLB borrowing availability. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. As of year-end 2022 and 2021, the Company had $115.0 million available in federal funds lines of credit to address any short-term borrowing needs, respectively.

As a result of the Company’s management of liquid assets, the availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs. The Bank also participates in the IntraFi Cash Sweep, a product which provides the Bank the capability of providing additional deposit insurance to customers through three types of account arrangements. The Company experienced a change in liquidity mix during the fourth quarter as short-term FHLB borrowings were utilized to fund loan growth. Notwithstanding the foregoing, the Company’s ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in the Company’s markets. Depending on its liquidity levels, its capital position, conditions in the capital markets and other factors, the Company may from time to time consider the issuance of debt, equity, other securities or other possible capital markets transactions, the proceeds of which could provide additional liquidity for the Company’s operations

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2022 and December 31, 2021. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

Index
TABLE 13: LIQUIDITY SOURCES AND USES

	December 31,
	2022			2021
(dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$115,000	$11,378	$103,622	$115,000	$-	$115,000
Federal Home Loan Bank advances	392,628	46,100	346,528	391,287	-	391,287
Federal funds sold & balances at the Federal Reserve			1,777			159,346
Securities, available for sale and unpledged at fair value			141,145			172,562
Total short-term funding sources			$593,072			$838,195

Uses: (1)
Unfunded loan commitments and lending lines of credit			84,261			69,215
Letters of credit			271			1,085
Total potential short-term funding uses			84,532			70,300
Liquidity coverage ratio			701.6%			1192.3%
(1) Represents partial draw levels based on loan segment.

The fair value of unpledged available-for-sale securities decreased from December 31, 2021 to December 31, 2022 primarily due to changes in market values in the securities portfolio.

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

The Company’s operating activities provided $17.6 million of cash during the year ended December 31, 2022, compared to $23.2 million provided during 2021.  The Company’s investing activities used $213.4 million of cash during 2022, compared to $60.7 million of cash used during 2021. The Company’s financing activities provided $27.2 million of cash during 2022 compared to $105.0 million of cash provided during 2021.

In the ordinary course of business, the Company has entered into contractual obligations and has made other commitments to make future payments. For further information concerning the Company’s expected timing of such payments as of December 31, 2022, refer to Note 5, Leases, Note 8, Borrowings, and Note 13, Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this report on Form 10-K.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments at the Bank was $206.6 million at December 31, 2022, and $167.1 million at December 31, 2021.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $904 thousand at December 31, 2022 and $3.6 million at December 31, 2021.

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

Non-GAAP Financial Measures
In reporting the results of the year ended December 31, 2022, the Company has provided supplemental financial measures on a tax-equivalent or an adjusted basis. These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations and enhance comparability of results of operations with prior periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance.  A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is presented below.

TABLE 14: Non-GAAP FINANCIAL MEASURES

	Years Ended December 31,
(dollars in thousands, except share and per share data)	2022	2021
Fully Taxable Equivalent Net Interest Income
Net interest income (GAAP)	$44,438	$38,794
FTE adjustment	297	248
Net interest income (FTE) (non-GAAP)	$44,735	$39,042
Noninterest income (GAAP)	13,505	14,885
Total revenue (FTE) (non-GAAP)	$58,240	$53,927
Noninterest expense (GAAP)	45,655	43,149

Average earning assets	$1,234,780	$1,197,028
Net interest margin	3.60%	3.24%
Net interest margin (FTE) (non-GAAP)	3.62%	3.26%

Efficiency ratio	78.79%	80.38%
Efficiency ratio (FTE) (non-GAAP)	78.39%	80.01%

Tangible Book Value Per Share
Total Stockholders Equity (GAAP)	$98,734	$120,818
Less goodwill	1,650	1,650
Less core deposit intangible	231	275
Tangible Stockholders Equity (non-GAAP)	$96,853	$118,893

Shares issued and outstanding, including nonvested restricted stock	4,999,083	5,239,707

Book value per share	$19.75	$23.06
Tangible book value per share	$19.37	$22.69

ALLL as a Percentage of Loans Held for Investment
Loans held for investment (net of deferred fees and costs) (GAAP)	$1,027,085	$843,526
Less PPP originations	530	19,008
Loans held for investment, (net of deferred fees and costs), excluding PPP (non-GAAP)	$1,026,555	$824,518

ALLL	$10,526	$9,865

ALLL as a Percentage of Loans Held for Investment	1.02%	1.17%
ALLL as a Percentage of Loans Held for Investment, net of PPP originations	1.03%	1.20%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Old Point Financial Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive (loss) income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Index
Allowance for Loan Losses – Loans Collectively Evaluated for Impairment – Qualitative Adjustment Factors

Description of the Matter
As described in Note 1 (Significant Accounting Policies) and Note 3 (Loans and Allowance for Loan Losses) to the financial statements, the Company’s allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged against earnings.  The Company’s allowance for loan losses has three basic components, an allocated component and two general components. At December 31, 2022, the allocated component amounted to $30,000 of the total allowance for loan losses of $10,526,000. The remaining $10,496,000 was comprised of two general components: (1) a historical loss component amounting to $1,454,000 and (2) a qualitative adjustment factor component amounting to $9,042,000. For loans that are not specifically identified for impairment, the general allowance uses historical loss experience along with various qualitative factors to develop adjusted loss factors for each loan segment.  The qualitative adjustment factors to the historical loss experience are established by applying an allocation to the loan segments identified by management based on their assessment of shared risk characteristics within groups of similar loans in addition to their historical loss experience calculated using a migration analysis. Qualitative adjustment factors are determined based on management’s continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio. Management evaluates qualitative factors, primarily considering national, regional and local economic trends and business conditions; concentrations of credit; trends in delinquencies, nonaccrual loans, and classified loans; trends in nature and volume of loans; trends in collateral values for collateral dependent loans, underwriting standards, and lending policies; experience of lending officers, management and other staff; changes in loan review systems; and other external competitive pressures, legal and regulatory factors.

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
•
Obtaining an understanding of controls over the evaluation of qualitative factors, including management's development and review of the data inputs used as the basis for the allocation factors and management's review and approval of the reasonableness of the assumptions used to develop the qualitative adjustments.

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

Richmond, Virginia
March 31, 2023

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(dollars in thousands, except share data)	2022	2021
Assets

Cash and due from banks	$15,670	$13,424
Interest-bearing due from banks	3,580	164,073
Federal funds sold	-	10,425
Cash and cash equivalents	19,250	187,922
Securities available-for-sale, at fair value	225,518	234,321
Restricted securities, at cost	3,434	1,034
Loans held for sale	421	3,287
Loans, net	1,016,559	833,661
Premises and equipment, net	31,008	32,134
Premises and equipment, held for sale	987	871
Bank-owned life insurance	34,049	28,168
Goodwill	1,650	1,650
Core deposit intangible, net	231	275
Other assets	22,228	14,832
Total assets	$1,355,335	$1,338,155

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$418,582	$421,531
Savings deposits	584,527	586,450
Time deposits	152,910	169,118
Total deposits	1,156,019	1,177,099
Overnight repurchase agreements	4,987	4,536
Federal funds purchased and other short-term borrowings	11,378	-
Federal Home Loan Bank advances	46,100	-
Federal Reserve Bank borrowings	-	480
Long term borrowings	29,538	29,407
Accrued expenses and other liabilities	8,579	5,815
Total liabilities	1,256,601	1,217,337

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,999,083 and 5,239,707 shares outstanding (includes 46,989 and 38,435 of nonvested restricted stock, respectively)	24,761	26,006
Additional paid-in capital	16,593	21,458
Retained earnings	78,147	71,679
Accumulated other comprehensive (loss) income, net	(20,767)	1,675
Total stockholders’ equity	98,734	120,818
Total liabilities and stockholders’ equity	$1,355,335	$1,338,155

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended
	December 31,
(dollars in thousands, except share and per share data)	2022	2021
Interest and Dividend Income:
Loans, including fees	$41,407	$37,912
Due from banks	598	230
Federal funds sold	21	3
Securities:
Taxable	4,936	3,284
Tax-exempt	994	753
Dividends and interest on all other securities	87	70
Total interest and dividend income	48,043	42,252

Interest Expense:
Checking and savings deposits	746	938
Time deposits	1,403	1,941
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	69	35
Long term borrowings	1,180	544
Federal Home Loan Bank advances	207	-
Total interest expense	3,605	3,458
Net interest income	44,438	38,794
Provision for loan losses	1,706	794
Net interest income after provision for loan losses	42,732	38,000

Noninterest Income:
Fiduciary and asset management fees	4,097	4,198
Service charges on deposit accounts	3,069	2,697
Other service charges, commissions and fees	4,383	4,338
Bank-owned life insurance income	909	1,014
Mortgage banking income	497	2,280
Loss on sale of available-for-sale securities, net	(1,870)	-
Gain on sale of fixed assets	1,690	-
Other operating income	730	358
Total noninterest income	13,505	14,885

Noninterest Expense:
Salaries and employee benefits	27,055	25,361
Occupancy and equipment	4,720	4,694
Data processing	4,630	4,557
Customer development	473	370
Professional services	2,673	2,521
Employee professional development	991	719
Other taxes	849	794
ATM and other losses	535	504
Other operating expenses	3,729	3,629
Total noninterest expense	45,655	43,149
Income before income taxes	10,582	9,736
Income tax expense	1,474	1,296
Net income	$9,108	$8,440

Basic Earnings per Share:
Weighted average shares outstanding	5,071,130	5,238,318
Net income per share of common stock	$1.80	$1.61

Diluted Earnings per Share:
Weighted average shares outstanding	5,071,169	5,238,352
Net income per share of common stock	$1.80	$1.61

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended
	December 31,
(dollars in thousands)	2022	2021

Net income	$9,108	$8,440
Other comprehensive loss, net of tax
Net unrealized loss on available-for-sale securities	(23,919)	(2,394)
Reclassification for loss included in net income	1,477	-
Other comprehensive loss, net of tax	(22,442)	(2,394)
Comprehensive (loss) income	$(13,334)	$6,046

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(dollars in thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Total
YEAR ENDED DECEMBER 31, 2022

Balance at December 31, 2021	5,201,272	$26,006	$21,458	$71,679	$1,675	$120,818
Net income	-	-	-	9,108	-	9,108
Other comprehensive loss, net of tax	-	-	-	-	(22,442)	(22,442)
Employee Stock Purchase Plan share issuance	5,765	29	100	-	-	129
Common stock purchased	(268,095)	(1,340)	(5,315)	-	-	(6,655)
Restricted stock vested	13,152	66	(66)	-	-	-
Stock-based compensation expense	-	-	416	-	-	416
Cash dividends ($0.52 per share)	-	-	-	(2,640)	-	(2,640)

Balance at end of period	4,952,094	$24,761	$16,593	$78,147	$(20,767)	$98,734

YEAR ENDED DECEMBER 31, 2021

Balance at December 31, 2020	5,194,443	$25,972	$21,245	$65,859	$4,069	$117,145
Net income	-	-	-	8,440	-	8,440
Other comprehensive loss, net of tax	-	-	-	-	(2,394)	(2,394)
Employee Stock Purchase Plan share issuance	4,908	24	79	-	-	103
Common stock purchased	(6,600)	(33)	(117)	-	-	(150)
Restricted stock vested	8,521	43	(43)	-	-	-
Stock-based compensation expense	-	-	294	-	-	294
Cash dividends ($0.50 per share)	-	-	-	(2,620)	-	(2,620)

Balance at end of period	5,201,272	$26,006	$21,458	$71,679	$1,675	$120,818

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,108	$8,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,073	2,091
Amortization of right of use lease asset	350	347
Accretion related to acquisition, net	21	(2)
Amortization of subordinated debt issuance costs	131	60
Provision for loan losses	1,706	794
Gain on sale of securities, net	1,870	-
Net amortization of securities	1,193	989
Decrease in loans held for sale, net	2,866	11,126
Net (gain) loss on disposal of premises and equipment	(1,690)	-
Income from bank owned life insurance	(909)	(1,014)
Stock compensation expense	416	294
Deferred tax expense	(51)	275
Increase in other assets	(1,371)	(748)
Increase in accrued expenses and other liabilities	1,852	524
Net cash provided by operating activities	17,565	23,176

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(71,218)	(90,070)
(Purchase of) proceeds from redemption of restricted securities, net	(2,400)	333
Proceeds from maturities and calls of available-for-sale securities	5,750	11,780
Proceeds from sales of available-for-sale securities	26,000	6,880
Paydowns on available-for-sale securities	16,799	19,479
Net increase in loans held for investment	(123,110)	(7,650)
Purchases of loans held for investment	(68,216)	-
Proceeds from sale of loans held for investment	7,328	-
Proceeds from sales of other real estate owned	986	-
Purchases of bank-owned life insurance	(5,000)	-
Purchases of premises and equipment	(1,354)	(1,514)
Proceeds from sale of premises and equipment	995	31
Net cash used in investing activities	(213,440)	(60,731)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in noninterest-bearing deposits	(2,949)	60,929
(Decrease) increase in savings deposits	(1,923)	73,514
Decrease in time deposits	(16,208)	(24,580)
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings, net	11,829	(3,433)
Increase in Federal Home Loan Bank advances	118,100	-
Repayment of Federal Home Loan Bank advances	(72,000)	-
Repayment of Federal Reserve Bank borrowings	(480)	(28,070)
Increase in long term borrowings	-	29,347
Proceeds from ESPP issuance	129	103
Repurchase of common stock	(6,655)	(150)
Cash dividends paid on common stock	(2,640)	(2,620)
Net cash provided by financing activities	27,203	105,040

Net (decrease) increase in cash and cash equivalents	(168,672)	67,485
Cash and cash equivalents at beginning of period	187,922	120,437
Cash and cash equivalents at end of period	$19,250	$187,922

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,333	$3,149

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized (loss) gain on securities available-for-sale	$(28,409)	$(3,030)
Loans transferred to repossessed assets	$279	$-
Former bank property transferred from fixed assets to held for sale assets	$345	$902
Right of use lease asset and liability	$911	$-
Receivable for BOLI death benefit	$-	$1,232

See Notes to Consolidated Financial Statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Significant Accounting Policies

THE COMPANY
Headquartered in Hampton, Virginia, Old Point Financial Corporation (the Company) is a holding company that conducts substantially all of its operations through two wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services, N.A. (Wealth). The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of December 31, 2022, the Bank had 14 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Wealth offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and Wealth. All significant intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION
In preparing Consolidated Financial Statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and evaluation of goodwill for impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
Most of the Company’s activities are with customers located within the Hampton Roads region. The types of securities that the Company invests in are included in Note 2. The types of lending that the Company engages in are included in Note 3. The Company has significant concentrations in the following industries: construction, lessors of real estate, activities related to real estate, ambulatory health care and religious organizations. The Company does not have any significant concentrations to any one customer.

At December 31, 2022 and 2021, there were $534.5 million and $460.1 million, or 52.0% and 54.5%, respectively, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Refer to Note 3 for further detail.

CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and balances due from banks and federal funds sold, all of which mature within 90 days. The Bank is typically required to maintain cash reserve balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2022, there was no minimum reserve requirement as a result of a rule adopted by the FRB in March 2020 eliminating the reserve requirement.

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

Index
Impairment of debt securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more-likely-than-not the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income (loss). The Company regularly reviews unrealized losses in its investments in securities based on criteria including the extent to which market value is below amortized cost, the duration of that market decline, the financial health of and specific prospects for the issuer, the Company’s best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

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

PAYCHECK PROTECTION PROGRAM
Beginning in April 2020, the Company originated loans under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA). PPP loans are fully guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA. As repayment of the PPP loans is guaranteed by the SBA, the Company does not recognize a reserve for PPP loans in its allowance for loan losses. The Company received fees from the SBA of one percent to five percent of the principal amount of each loan originated under the PPP. Fees received from the SBA are recognized net of direct origination costs in interest income over the life of the related loans. Recognition of fees related to PPP loans is dependent upon the timing of ultimate repayment or forgiveness. Aggregate fees from the SBA of $4.7 million, net of direct costs, will be recognized in interest income over the life of the loans, of which $10 thousand remains unrecognized as of December 31, 2022. In 2022, 2021 and 2020, the Company recognized $699 thousand, $3.2 million, and $813 thousand in net loan fees related to PPP loans in interest income on loans in the Consolidated Statement of Income, respectively.

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

Each segment of the portfolio is pooled by risk grade or by days past due. Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At December 31, 2022 and 2021 management used eight twelve-quarter migration periods.

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

REVENUE RECOGNITION:  Revenue recognized from contracts with customers is accounted for under ASC 606 and is primarily included in the Company’s noninterest income.  Fiduciary and asset management fees are earned as the Company satisfies it performance obligation over time.  Additional services are transactional-based and the revenue is recognized as incurred.  Service charges on deposit accounts consist of account analysis fees, monthly service fees, and other deposit account related fees.  Account analysis and monthly service fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Other deposit account related fees are largely transaction based and therefore fees are recognized at the point in time when the Company has satisfied its performance obligation. The Company earns other service charges, commissions and fees from its customers for transaction-based services. Such services include debit card, ATM, merchant services, investment services, and other service charges.  In each case, these service charges and fees are recognized in income at the time or within the same period that the Company’s performance obligation is satisfied. The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services.

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

The Company recognizes interest and penalties on income taxes as a component of income tax expense. No uncertain tax positions were recorded in 2022 or 2021.

EARNINGS PER COMMON SHARE
Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to shares to be issued as part of the employee stock purchase plan and are determined using the treasury stock method. Nonvested restricted stock shares are included in the calculation of basic earnings per common share due to their rights to voting and dividends.

WEALTH ASSETS AND INCOME
Securities and other property held by Wealth in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying Consolidated Financial Statements.

Index
DERIVATIVE FINANCIAL INSTRUMENTS
The Company recognizes derivative financial instruments at fair value as either an other asset or other liability in the Consolidated Balance Sheets. The Company’s derivative financial instruments include interest rate swaps with certain qualifying commercial loan customers and dealer counterparties and interest rate contracts arising from mortgage banking activities, including interest rate lock commitments (IRLCs) on mortgage loans and related forward sales of mortgage loans. The change in fair value of these instruments is reported as noninterest income.

ADVERTISING EXPENSES
Advertising expenses are expensed as incurred. Advertising expense for the years ended 2022 and 2021 was $202 thousand and $217 thousand, respectively.

COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income consists of net income and other comprehensive (loss) income, net of tax. Other comprehensive (loss) income, net of tax includes unrealized gains and losses on securities available-for-sale which is also recognized a separate component of equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

RECENT SIGNIFICANT ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as part of its project on financial instruments. Subsequently, this ASU was amended when the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” ASU 2019- 04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” ASU 2019-10, “Financial instruments—Credit losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842)—Effective dates,” ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments— Credit Losses,” ASU 2020-02, “Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842),” ASU 2020- 03, “Codification Improvements to Financial Instruments” and ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures” (collectively, ASC 326). ASC 326 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. It also modifies the measurement principles for modifications of loans to borrowers experiencing financial difficulty, including how the allowance for credit losses is measured for such loans. The Company adopted the new standard effective January 1, 2023.

The amendments of ASC 326, upon adoption, are to be applied on a modified retrospective basis, with the cumulative effect of adopting the new standard being recorded as an adjustment to opening retained earnings in the period of adoption. The Company established a working group to prepare for and implement changes related to ASC 326. This working group gathered historical loan loss data for purposes of evaluating appropriate portfolio segmentation and modeling methods under the standard related to the allowance for credit losses on loans, performed procedures to validate the historical loan loss data to ensure its suitability and reliability for purposes of developing an estimate of expected credit losses and engaged a vendor to assist in modeling expected lifetime losses under ASC 326. The Company expects to primarily utilize discounted cash flow methods for estimating the allowance for credit losses on loans and has implemented policies for developing that estimate. The Company is also implementing changes to its policies and procedures related to measuring impairment of available for sale securities and does not expect a significant effect on the carrying value of the Company’s available for sale securities as a result of the adoption of ASC 326. The adoption of ASC 326 and related changes in the Company’s accounting policies will result in significant changes to the Company’s consolidated financial statements, including differences in the timing of recognizing changes to the allowance for credit losses, and will include expanded disclosures about the allowance for credit losses, charge-offs and recoveries of loans, and certain loan modifications. The adoption of the standard also results in changes in the Company’s internal controls over financial reporting related to the allowance for credit losses. Upon adoption, transition adjustments will be made to record an increase in the reported balance of loans and the allowance for credit losses on loans, recognize a liability for credit losses on commitments to extend credit, and reduce total equity of both the Company and the Bank, which will result in a reduction of regulatory capital of the Bank. The final cumulative effect of the transition adjustments is still subject to completion by the Company but is estimated to reduce opening retained earnings on January 1, 2023 by a reasonable range of $1 million to $2 million.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” Subsequently, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This guidance provides temporary, optional expedients and exceptions to ease the potential burden in accounting for modifications of loan contracts, borrowings, and other transactions related to reference rate reform associated with the LIBOR transition if certain criteria are met. The amendments are effective as of March 12, 2020 through December 31, 2024 and can be adopted at an instrument level. These modifications have not had and are not expected to have a material impact on the consolidated financial statements

Index
Other accounting standards that have been adopted by the Company or issued by the FASB or other standards-setting bodies have not or are not currently expected to have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 2. Securities Portfolio

The amortized cost and fair value, with gross unrealized gains and losses, of securities available-for-sale were:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$8,013	$-	$(342)	$7,671
Obligations of U.S. Government agencies	43,622	10	(1,233)	42,399
Obligations of state and political subdivisions	70,491	-	(11,107)	59,384
Mortgage-backed securities	99,874	-	(10,961)	88,913
Money market investments	1,816	-	-	1,816
Corporate bonds and other securities	27,990	-	(2,655)	25,335
	$251,806	$10	$(26,298)	$225,518

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$15,052	$-	$(148)	$14,904
Obligations of U.S. Government agencies	38,651	75	(168)	38,558
Obligations of state and political subdivisions	64,132	1,948	(277)	65,803
Mortgage-backed securities	88,511	1,348	(801)	89,058
Money market investments	2,413	-	-	2,413
Corporate bonds and other securities	23,441	261	(117)	23,585
	$232,200	$3,632	$(1,511)	$234,321

Securities with a fair value of $82.6 million and $59.3 million at December 31, 2022 and 2021, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law.

At December 31, 2022, the Company held no securities of any single issuer (excluding U.S. Government agencies) with a book value that exceeded 10 percent of stockholders’ equity.

The amortized cost and fair value of securities by contractual maturity are shown below.

	December 31, 2022
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$890	$872
Due after one year through five years	19,927	18,976
Due after five through ten years	64,098	56,164
Due after ten years	165,075	147,690
Other securities, restricted	1,816	1,816
	$251,806	$225,518

Index
The following table provides information about securities sold in the years ended December 31:

	Years Ended
	December 31,
(Dollars in thousands)	2022	2021
Securities Available-for-sale
Realized losses on sales of securities	$(1,870)	$-
Net realized loss	$(1,870)	$-

OTHER-THAN-TEMPORARILY IMPAIRED SECURITIES
Management assesses whether the Company intends to sell or it is more-likely-than-not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the Company separates the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of expected future cash flows is due to factors that are not credit related and is recognized in accumulated other comprehensive (loss) income on the consolidated balance sheets.

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

Securities in an unrealized loss position at December 31,2022, by duration of the period of unrealized loss, are shown below.

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	$342	$7,671	$-	$-	$342	$7,671
Obligations of U.S. Government agencies	258	13,873	975	22,851	1,233	36,724
Obligations of state and political subdivisions	5,386	33,720	5,721	23,856	11,107	57,576
Mortgage-backed securities	4,157	52,717	6,804	36,196	10,961	88,913
Corporate bonds and other securities	1,084	12,906	1,571	11,429	2,655	24,335
Total securities available-for-sale	$11,227	$120,887	$15,071	$94,332	$26,298	$215,219

There were 162 debt securities totaling $215.2 million of aggregate fair value considered temporarily impaired at December 31, 2022. The primary cause of the temporary impairments in the Company’s investments in debt securities was increases in market interest rates. The Company concluded that no other-than-temporary impairment existed in its securities portfolio at December 31, 2022, and no other- than-temporary impairment loss has been recognized in net income, based primarily on the fact that changes in fair value were caused primarily by increases in interest rates, securities with unrealized losses had generally high credit quality, the Company intends to hold these investments in debt securities to maturity, it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

Index
Securities in an unrealized loss position at December 31,2021, by duration of the period of unrealized loss, are shown below.

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

The Company has determined that these securities are temporarily impaired at December 31, 2022 and 2021 for the reasons set out below:

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

Restricted Stock
The restricted stock category is comprised of FHLB, FRB, and CBB stock. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and the securities lack a market. Therefore, these investments are carried at cost and evaluated for impairment. When evaluating these stocks for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Restricted stock is viewed as a long-term investment and management believes that the Company has the ability and the intent to hold this stock until its value is recovered.

Index
NOTE 3. Loans and Allowance for Loan Losses

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

	December 31,
(dollars in thousands)	2022	2021
Mortgage loans on real estate:
Residential 1-4 family	$169,248	$130,776
Commercial - owner occupied	184,586	198,413
Commercial - non-owner occupied	245,277	184,190
Multifamily	26,675	19,050
Construction	77,944	58,440
Second mortgages	8,828	7,877
Equity lines of credit	54,340	48,665
Total mortgage loans on real estate	766,898	647,411
Commercial and industrial loans	72,578	68,690
Consumer automobile loans	163,018	85,023
Other consumer loans	22,251	33,418
Other (1)	2,340	8,984
Total loans, net of deferred fees	1,027,085	843,526
Less: Allowance for loan losses	10,526	9,865
Loans, net of allowance and deferred fees (2)	$1,016,559	$833,661

(1)
Overdrawn accounts are reclassified as loans and included in the Other catergory in the table above. Overdrawn deposit accounts, excluding internal use accounts, totaled $269 thousand and $304 thousand at December 31, 2022 and 2021, respectively.

(2)	Net deferred loan costs totaled $1.0 million and $1.3 million at December 31, 2022 and December 31, 2021, respectively.

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

Index
The following tables present credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of December 31, 2022
(dollars in thousands)	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$169,094	$-	$154	$169,248
Commercial - owner occupied	184,301	285	-	184,586
Commercial - non-owner occupied	245,277	-	-	245,277
Multifamily	26,675	-	-	26,675
Construction	76,999	-	945	77,944
Second mortgages	8,828	-	-	8,828
Equity lines of credit	54,340	-	-	54,340
Total mortgage loans on real estate	$765,514	$285	$1,099	$766,898
Commercial and industrial loans	72,434	-	144	72,578
Consumer automobile loans	162,738	-	280	163,018
Other consumer loans	22,251	-	-	22,251
Other	2,340	-	-	2,340
Total	$1,025,277	$285	$1,523	$1,027,085

Credit Quality Information
As of December 31, 2021
(dollars in thousands)	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$130,584	$-	$192	$130,776
Commercial - owner occupied	195,512	788	2,113	198,413
Commercial - non-owner occupied	183,093	434	663	184,190
Multifamily	19,050	-	-	19,050
Construction	57,224	218	998	58,440
Second mortgages	7,877	-	-	7,877
Equity lines of credit	48,665	-	-	48,665
Total mortgage loans on real estate	$642,005	$1,440	$3,966	$647,411
Commercial and industrial loans	68,261	-	429	68,690
Consumer automobile loans	85,002	-	21	85,023
Other consumer loans	33,418	-	-	33,418
Other	8,984	-	-	8,984
Total	$837,670	$1,440	$4,416	$843,526

As of December 31, 2022 and 2021 the Company did not have any loans internally classified as Loss or Doubtful.

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

Index
Age Analysis of Past Due Loans as of December 31, 2022
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$290	$-	$525	$154	$168,279	$169,248
Commercial - owner occupied	20	-	-	-	184,566	184,586
Commercial - non-owner occupied	206	-	-	-	245,071	245,277
Multifamily	-	-	-	-	26,675	26,675
Construction	-	-	-	945	76,999	77,944
Second mortgages	19	-	-	-	8,809	8,828
Equity lines of credit	56	288	-	-	53,996	54,340
Total mortgage loans on real estate	$591	$288	$525	$1,099	$764,395	$766,898
Commercial and industrial loans	221	284	23	144	71,906	72,578
Consumer automobile loans	1,538	221	212	-	161,047	163,018
Other consumer loans	445	372	80	-	21,354	22,251
Other	47	-	-	-	2,293	2,340
Total	$2,842	$1,165	$840	$1,243	$1,020,995	$1,027,085

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccrual column and not also in its respective past due column.

In the table above, the past due totals include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $38 thousand million at December 31, 2022.

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
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccrual column and not also in its respective past due column

In the table above, the past due totals include small business and student loans with principal and interest amounts that are 97 – 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $1.4 million at December 31, 2021.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

(dollars in thousands)	December 31, 2022	December 31, 2021
Mortgage loans on real estate:
Residential 1-4 family	$154	$191
Commercial - non-owner occupied	-	113
Construction and land development	945	-
Total mortgage loans on real estate	1,099	304
Commercial and industrial loans	144	174
Total	$1,243	$478

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2022	2021
Interest income that would have been recorded under original loan terms	$111	$11
Actual interest income recorded for the period	15	2
Reduction in interest income on nonaccrual loans	$96	$9

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

There were no new TDRs in 2022 or 2021.

At December 31, 2022 and 2021, the Company had no outstanding commitments to disburse additional funds on any TDR. There were no loans secured by residential 1 - 4 family real estate that were in the process of foreclosure at December 31, 2022 and 2021, respectively.

In the years ended December 31, 2022 and 2021 there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

Index
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

					For the Year Ended
	As of December 31, 2022				December 31, 2022
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$285	$44	$235	$21	$282	$7
Commercial	430	55	358	3	420	-
Construction	1,321	829	191	6	1,208	3
Total mortgage loans on real estate	2,036	928	784	30	1,910	10
Commercial and industrial loans	144	144	-	-	144	5
Total	$2,180	$1,072	$784	$30	$2,054	$15

					For the Year Ended
	As of December 31, 2021				December 31, 2021
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$353	$25	$300	$30	$328	$7
Commercial	610	178	413	8	601	1
Construction	80	79	-	-	80	4
Second mortgages	127	-	125	3	126	5
Total mortgage loans on real estate	1,170	282	838	41	1,135	17
Commercial and industrial loans	188	-	174	87	181	17
Other consumer loans	9	7	-	-	8	-
Total	$1,367	$289	$1,012	$128	$1,324	$34

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

Loans collectively evaluated for impairment are pooled, with a historical loss rate, based on migration analysis, applied to each pool, segmented by risk grade or days past due, depending on the type of loan. Based on credit risk assessments and management’s analysis of qualitative factors , additional loss factors are applied to loan balances. These additional qualitative factors include: economic conditions (including uncertainties associated with the COVID-19 pandemic), trends in growth, loan concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment.

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the Year ended December 31, 2022

(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865
Charge-offs	(297)	-	(25)	-	(1,368)	(332)	-	(2,022)
Recoveries	134	-	61	22	648	112	-	977
Provision for loan losses	153	93	149	(310)	1,423	192	6	1,706
Ending Balance	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526
Individually evaluated for impairment	$-	$6	$21	$3	$-	$-	$-	$30
Collectively evaluated for impairment	673	546	2,554	4,496	2,065	156	6	10,496
Ending Balance	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526
Loans Balances:
Individually evaluated for impairment	144	1,020	279	413	-	-	-	1,856
Collectively evaluated for impairment	72,434	76,924	258,812	429,450	185,269	2,340	-	1,025,229
Ending Balance	$72,578	$77,944	$259,091	$429,863	$185,269	$2,340	$-	$1,027,085

Index
For the Year ended December 31, 2021

(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$650	$339	$2,560	$4,434	$1,302	$123	$133	$9,541
Charge-offs	(27)	-	(14)	-	(800)	(278)	-	(1,119)
Recoveries	41	-	76	44	390	98	-	649
Provision for loan losses	19	120	(232)	309	470	241	(133)	794
Ending Balance	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865
Individually evaluated for impairment	$87	$-	$33	$8	$-	$-	$-	$128
Collectively evaluated for impairment	596	459	2,357	4,779	1,362	184	-	9,737
Ending Balance	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865
Loans Balances:
Individually evaluated for impairment	174	79	450	591	7	-	-	1,301
Collectively evaluated for impairment	68,516	58,361	205,918	382,012	118,434	8,984	-	842,225
Ending Balance	$68,690	$58,440	$206,368	$382,603	$118,441	$8,984	$-	$843,526

(1)	The real estate – mortgage segment included residential 1-4 family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.
NOTE 4. Premises and Equipment

Premises and equipment consisted of the following:

	Years Ended December 31,
(dollars in thousands)	2022	2021
Land	$7,062	$7,270
Buildings	34,187	36,418
Construction in process	335	279
Leashold improvements	1,130	867
Furniture, fixtures and equipment	22,867	21,991
	65,581	66,825
Less accumulated depreciation and amortization	34,573	34,691
Balance at end of year	$31,008	$32,134

Depreciation expense was $2.1 million for each of the years ended December 31, 2022 and 2021.

NOTE 5. Leases

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

The following tables present information about the Company’s leases:

(dollars in thousands)	December 31, 2022
Lease liabilities	$1,632
Right-of-use assets	$1,579
Weighted average remaining lease term	4.24 years
Weighted average discount rate	2.87%

Index
	Years Ended December 31,
Lease cost (in thousands)	2022	2021
Operating lease cost	$349	$347
Total lease cost	$349	$347
Cash paid for amounts included in the measurement of lease liabilities	$344	$351

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	December 31, 2022
Twelve months ending December 31, 2023	$418
Twelve months ending December 31, 2024	436
Twelve months ending December 31, 2025	395
Twelve months ending December 31, 2026	278
Thereafter	231
Total undiscounted cash flows	$1,758
Discount	(126)
Lease liabilities	$1,632

The aggregate rental expense of premises and equipment was $415 thousand and $470 thousand for years ended December 31, 2022 and 2021, respectively.

NOTE 6. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both December 31, 2022 and December 31, 2021. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $1.4 million and $1.9 million at December 31, 2022 and December 31, 2021, respectively. The expected terms of these investments and the related tax benefits run through 2033. There were no additional committed capital calls as of December 31, 2022 or 2021. During the years ended December 31, 2022 and 2021, the Company recognized amortization expense of $425 thousand and $410 thousand, respectively, which was included within noninterest expense on the Consolidated Statements of Income.

The table below summarizes the tax credits and other tax benefits recognized by the Company and related to these investments, as of the periods indicated:

	Year Ended
	December 31,
(dollars in thousands)	2022	2021
Tax credits and other benefits
Amortization of operating losses	$425	$410
Tax benefit of operating losses*	89	86
Tax credits	349	361
Total tax benefits	$438	$447

* Computed using a 21% tax rate.

NOTE 7. Deposits

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2022 and 2021 was $47.3 million and $39.9 million, respectively. As of December 31, 2022, no single customer relationship exceeded 5 percent of total deposits.

At December 31, 2022 the scheduled maturities of time deposits are as follows:

(dollars in thousands)
2023	$84,075
2024	46,425
2025	9,056
2026	5,471
2027	7,883
Balance at end of year	$152,910

Index
NOTE 8. Borrowings

Short-Term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Short-term borrowings sources consist of federal funds purchased, overnight repurchase agreements (which are secured transactions with customers that generally mature within one to four days), and advances from the FHLB.

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At December 31, 2022 and 2021 the credit available from these lines totaled $115.0 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $346.5 million and $391.3 million as of December 31, 2022 and December 31, 2021, respectively.

The following table presents total short-term borrowings as of the dates indicated:

(dollars in thousands)	December 31, 2022	December 31, 2021
Federal funds purchased	$11,378	$-
Overnight repurchase agreements	4,987	4,536
Federal Home Loan Bank advances	46,100	-
Total short-term borrowings	$62,465	$4,536

Maximum month-end outstanding balance	$62,465	$12,239
Average outstanding balance during the period	$11,776	$7,293
Average interest rate (year-to-date)	2.34%	0.10%
Average interest rate at end of period	4.58%	0.10%

Long-Term Borrowings

At December 31, 2022 the Company had fully repaid the borrowings under the FRB’s PPPLF. At December 31, 2021 the Company had $480 thousand outstanding in long-term borrowings under the PPPLF.

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of December 31, 2022, only restricted stock had been granted under the Incentive Stock Plan.

Index
Restricted stock activity for the year ended December 31, 2022 is summarized below.

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, January 1, 2022	38,435	$20.49
Issued	21,706	25.70
Vested	(13,152)	21.93
Forfeited	-	-
Nonvested, December 31, 2022	46,989	$22.49

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.44 years.

The fair value of restricted stock granted during the year ended December 31, 2022 and 2021 was $558 thousand and $403 thousand, respectively.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $493 thousand as of December 31, 2022 and $351 thousand as of December 31, 2021.

Stock-based compensation expense was $416 thousand and $294 thousand for the years ended December 31, 2022 and 2021, respectively.

Under the Company’s Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and for 2022 and 2021 was set at 5%.

Total stock purchases under the ESPP amounted to 5,765 shares during 2022 and 4,908 shares during 2021. At December 31, 2022, the Company had 221,778 remaining shares reserved for issuance under the ESPP.

NOTE 10. Stockholders’ Equity and Earnings per Common Share

STOCKHOLDERS’ EQUITY—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Years Ended
(dollars in thousands)	December 31,		Affected Line Item on Consolidated Statement of Income
	2022	2021
Available-for-sale securities
Realized loss on sale of securities	$(1,870)	$-	Loss on sale of available-for-sale securities, net
Tax effect	(393)	-	Income tax benefit
	$(1,477)	$-

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Year Ended December 31, 2022
Balance at beginning of period	$1,675	$1,675
Net other comprehensive loss	(22,442)	(22,442)
Balance at end of period	$(20,767)	$(20,767)

Year Ended December 31, 2021
Balance at beginning of period	$4,069	$4,069
Net other comprehensive loss	(2,394)	(2,394)
Balance at end of period	$1,675	$1,675

Index
The following table presents the change in each component of accumulated other comprehensive income, net of tax on a pre-tax and after-tax basis for the periods indicated.

	Year Ended December 31, 2022
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(30,382)	$6,463	$(23,919)
Reclassification adjustment for losses recognized in income	1,870	(393)	1,477
	(28,512)	6,070	(22,442)

Total change in accumulated other comprehensive income, net	$(28,512)	$6,070	$(22,442)

	Year Ended December 31, 2021
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(3,030)	$(636)	$(2,394)

Total change in accumulated other comprehensive income, net	$(3,030)	$(636)	$(2,394)

EARNINGS PER COMMON SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to the ESPP.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the years ended December 31, 2022 and 2021:

(dollars in thousands except per share data)	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Year Ended December 31, 2022
Net income, basic	$9,108	5,071	$1.80
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$9,108	5,071	$1.80

Year Ended December 31, 2021
Net income, basic	$8,440	5,238	$1.61
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$8,440	5,238	$1.61

The Company had no antidilutive shares in 2022 or 2021. Non-vested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

NOTE 11. Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal stockholders, executive officers and directors and their affiliates. These loans were made on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Company’s board of directors, do not involve more than normal risk or present other unfavorable features. None of the principal stockholders, executive officers or directors had direct or indirect loans exceeding 10 percent of stockholders’ equity at December 31, 2022.

Index
Annual activity consisted of the following:

(dollars in thousands)	2022	2021
Balance, beginning of year	$1,889	$4,220
Additions	1,092	1,822
Reductions	(257)	(4,153)
Balance, end of year	$2,724	$1,889

Deposits from related parties held by the Company at December 31, 2022 and 2021 amounted to $24.5 million and $19.8 million, respectively.

NOTE 12. Income Taxes

The components of income tax expense for the current and prior year-ends are as follows:

(dollars in thousands)	2022	2021
Current income tax expense	$1,525	$1,021
Deferred income tax (benefit) expense	(51)	275
Reported income tax expense	$1,474	$1,296

A reconciliation of the expected federal income tax expense on income before income taxes with the reported income tax expense for the same periods follows:

	Years Ended December 31,
(dollars in thousands)	2022	2021
Expected tax expense	$2,222	$2,045
Low-income housing tax credit	(349)	(361)
Tax-exempt interest, net	(220)	(192)
Bank-owned life insurance	(191)	(213)
Other, net	12	17
Reported tax expense	$1,474	$1,296

The effective tax rates for 2022 and 2021 were 13.9% and 13.3%, respectively.

The components of the net deferred tax asset, included in other assets, are as follows:

(dollars in thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$2,211	$2,072
Nonaccrual loans	9	10
Acquisition accounting	-	5
Net operating losses	574	609
Investments in pass-through entities	320	267
Securities available-for-sale	5,520	-
Stock awards	117	116
Other accrued compensation	498	386
Deferred loan fees and costs	217	270
Lease liability	343	219
Other	11	61
	$9,820	$4,015
Deferred tax liabilities:
Premises and equipment	$606	$481
Acquisition accounting	49	58
Right of use asset	332	214
Securities available-for-sale	-	445
	987	1,198
Net deferred tax assets	$8,833	$2,817

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2019.

Index
NOTE 13. Commitments and Contingencies

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

The following financial instruments whose contract amounts represent credit risk were outstanding at:

	December 31,	December 31,
(dollars in thousands)	2022	2021
Commitments to extend credit:
Home equity lines of credit	$87,722	$71,751
Commercial real estate, construction and development loans committed but not funded	67,107	42,683
Other lines of credit (principally commercial)	51,742	52,695
Total	$206,571	$167,129

Letters of credit	$904	$3,617

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various collateral supporting those commitments for which collateral is deemed necessary.

LEGAL CONTINGENCIES
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will not have a material effect on the Company’s Consolidated Financial Statements.

NOTE 14. Fair Value Measurements

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

The Company recognizes interest rate swaps on loans at fair value. The Company has contracted with a third-party vendor to provide valuations for these interest rate swaps using standard valuation techniques. All of the Company’s interest rate swaps on loans are classified as Level 2.

Index
The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(dollars in thousands)	Balance
Assets:
Available-for-sale securities
U.S. Treasury securities	$7,671	$-	$7,671	$-
Obligations of U.S. Government agencies	42,399	-	42,399	-
Obligations of state and political subdivisions	59,384	-	59,384	-
Mortgage-backed securities	88,913	-	88,913	-
Money market investments	1,816	-	1,816	-
Corporate bonds and other securities	25,335	-	25,335	-
Total available-for-sale securities	225,518	-	225,518	-
Derivatives
Interest rate lock	23	-	23	-
Interest rate swap on loans	1,447	-	1,447	-
Total assets	$226,988	$-	$226,988	$-

Liabilities:
Derivatives
Interest rate swap on loans	1,447	-	1,447	-
Total liabilities	$1,447	$-	$1,447	$-

		Fair Value Measurements at December 31, 2021 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(dollars in thousands)	Balance
Available-for-sale securities
U.S. Treasury securities	$14,904	$-	$14,904	$-
Obligations of U.S. Government agencies	38,558	-	38,558	-
Obligations of state and political subdivisions	65,803	-	65,803	-
Mortgage-backed securities	89,058	-	89,058	-
Money market investments	2,413	-	2,413	-
Corporate bonds and other securities	23,585	-	23,585	-
Total available-for-sale securities	$234,321	$-	$234,321	$-
Derivatives
Interest rate lock	43	-	43	-
Interest rate swap on loans	181	-	181	-
Total assets	$234,545	$-	$234,545	$-

Liabilities:
Derivatives
Interest rate swap on loans	181	-	181	-
Total liabilities	$181	$-	$181	$-

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

The following tables present the assets carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded. Assets are shown by class of loan and by level in the fair value hierarchy, as of the dates indicated. Certain impaired loans are valued by the present value of the loan’s expected future cash flows, discounted at the loan’s effective interest rate. These loans are not carried on the consolidated balance sheets at fair value and, as such, are not included in the tables below.

		Carrying Value at December 31, 2022
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Construction	$110	$-	$-	$110
Total	$110	$-	$-	$110

Loans
Loans held for sale	$421	$-	$421	$-

Index
		Carrying Value at December 31, 2021
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Commercial loans	$87	$-	$-	$87
Total	$87	$-	$-	$87

Loans
Loans held for sale	$3,287	$-	$3,287	$-

The following tables display quantitative information about Level 3 Fair Value Measurements as of December 31, 2022 and 2021, respectively:

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Construction loans	$110	Market comparables	Selling costs	3.00% - 8.00% (7.25%)

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Commercial loans	$87	Market comparables	Selling costs	0.00% - 8.00% (7.00%)

FASB ASC 825, “Financial Instruments,” requires disclosure about fair value of financial instruments and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company’s assets.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2022 and December 31, 2021. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and FRB stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values for December 31, 2022 and 2021 are estimated under the exit price notion in accordance with ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

Index
The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of the dates indicated are as follows:
		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$19,250	$19,250	$-	$-
Securities available-for-sale	225,518	-	225,518	-
Restricted securities	3,434	-	3,434	-
Loans held for sale	421	-	421	-
Loans, net of allowances for loan losses	1,016,559	-	-	996,807
Derivatives
Interest rate lock	23	-	23	-
Interest rate swap on loans	1,447	-	1,447	-
Bank owned life insurance	34,049	-	34,049	-
Accrued interest receivable	4,253	-	4,253	-

Liabilities
Deposits	$1,156,019	$-	$1,156,547	$-
Federal funds purchased	11,378	-	11,378	-
Overnight repurchase agreements	4,987	-	4,987	-
Federal Home Loan Bank advances	46,100	-	46,100	-
Long term borrowings	29,538	-	25,539	-
Derivatives
Interest rate swap on loans	1,447	-	1,447	-
Accrued interest payable	834	-	834	-

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$187,922	$187,922	$-	$-
Securities available-for-sale	234,321	-	234,321	-
Restricted securities	1,034	-	1,034	-
Loans held for sale	3,287	-	3,287	-
Loans, net of allowances for loan losses	833,661	-	-	834,693
Derivatives
Interest rate lock	43	-	43	-
Interest rate swap on loans	181	-	181	-
Bank owned life insurance	28,168	-	28,168	-
Accrued interest receivable	3,339	-	3,339	-

Liabilities
Deposits	$1,177,099	$-	$1,179,631	$-
Overnight repurchase agreements	4,536	-	4,536	-
Federal Reserve Bank borrowings	480	-	480	-
Long term borrowings	29,407	-	29,657	-
Derivatives
Interest rate swap on loans	181	-	181	-
Accrued interest payable	693	-	693	-

Index
NOTE 15. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total, Tier 1, and common equity tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The terms Tier 1 and common equity tier 1 capital, risk-weighted assets and average assets, as used in this note, are as defined in the applicable regulations. Management believes, as of December 31, 2022 and 2021, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2022, the most recent notification from the Comptroller categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2022 and 2021 are presented in the table below.

	2022		2021
	Regulatory		Regulatory
	Minimums	December 31, 2022	Minimums	December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	10.80%	4.500%	12.57%
Tier 1 Capital to Risk-Weighted Assets	6.000%	10.80%	6.000%	12.57%
Tier 1 Leverage to Average Assets	4.000%	9.43%	4.000%	9.09%
Total Capital to Risk-Weighted Assets	8.000%	11.70%	8.000%	13.61%
Capital Conservation Buffer	2.500%	3.70%	2.500%	5.61%
Risk-Weighted Assets (in thousands)		$1,177,600		$952,218

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank and Wealth can distribute as dividends to the Company in 2023, without approval of the Comptroller, $13.3 million plus an additional amount equal to the Bank’s and Wealth’s retained net profits for 2023 up to the date of any dividend declaration.

NOTE 16. Segment Reporting

The Company operates in a decentralized fashion in three principal business segments: the Bank, the Wealth, and the Company (for purposes of this Note, the Parent). Revenues from the Bank’s operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Wealth’s operating revenues consist principally of income from fiduciary and asset management fees. The Parent’s revenues are mainly interest and dividends received from the Bank and Wealth. The Company has no other segments. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technologies and marketing strategies.

Index
Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the years ended December 31 follows:

	Year Ended December 31, 2022
(dollars in thousands)	Bank	Wealth Management	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$47,963	$80	$10,873	$(10,873)	$48,043
Income from fiduciary activities	-	4,097	-	-	4,097
Other income	8,307	1,162	200	(261)	9,408
Total operating income	56,270	5,339	11,073	(11,134)	61,548

Expenses
Interest expense	2,424	-	1,181	-	3,605
Provision for loan losses	1,706	-	-	-	1,706
Salaries and employee benefits	22,751	3,613	691	-	27,055
Other expenses	17,135	1,164	562	(261)	18,600
Total operating expenses	44,016	4,777	2,434	(261)	50,966

Income before taxes	12,254	562	8,639	(10,873)	10,582

Income tax expense (benefit)	1,822	121	(469)	-	1,474

Net income	$10,432	$441	$9,108	$(10,873)	$9,108

Capital expenditures	$1,341	$13	$-	$-	$1,354

Total assets	$1,347,151	$7,048	$128,849	$(127,713)	$1,355,335

	Year Ended December 31, 2021
(dollars in thousands)	Bank	Wealth Management	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$42,226	$26	$9,643	$(9,643)	$42,252
Income from fiduciary activities	-	4,198	-	-	4,198
Other income	9,681	1,067	201	(262)	10,687
Total operating income	51,907	5,291	9,844	(9,905)	57,137

Expenses
Interest expense	2,909	-	549	-	3,458
Provision for loan losses	794	-	-	-	794
Salaries and employee benefits	21,682	3,012	667	-	25,361
Other expenses	16,412	1,131	507	(262)	17,788
Total operating expenses	41,797	4,143	1,723	(262)	47,401

Income before taxes	10,110	1,148	8,121	(9,643)	9,736

Income tax expense (benefit)	1,372	243	(319)	-	1,296

Net income	$8,738	$905	$8,440	$(9,643)	$8,440

Capital expenditures	$1,473	$41	$-	$-	$1,514

Total assets	$1,330,337	$7,227	$150,943	$(150,352)	$1,338,155

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains or losses.

Both the Parent and Wealth maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers. These transactions are eliminated to reach consolidated totals.

Index
The Company operates in one geographical area and does not have a single external customer from which it derives 10 percent or more of its revenues.

NOTE 17. Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

Balance Sheets	December 31,
(dollars in thousands)	2022	2021
Assets
Cash and cash equivalents	$12,255	$20,012
Securities available-for-sale	-	-
Investment in common stock of subsidiaries	115,303	130,123
Other assets	1,291	808
Total assets	$128,849	$150,943

Liabilities and Stockholders’ Equity
Other borrowings	$29,538	$29,407
Other liability	577	718
Common stock	24,761	26,006
Additional paid-in capital	16,593	21,458
Retained earnings	78,147	71,679
Accumulated other comprehensive income (loss)	(20,767)	1,675
Total liabilities and stockholders’ equity	$128,849	$150,943

Statements of Income	Years Ended December 31,
(dollars in thousands)	2022	2021
Income:
Dividends from subsidiary	$3,250	$3,975
Other income	200	201
Total income	3,450	4,176

Expenses:
Salary and benefits	691	667
Subordinated debt	1,181	549
Legal expenses	298	274
Service fees	142	146
Other operating expenses	122	87
Total expenses	2,434	1,723
Income before income taxes and equity in undistributed net income of subsidiaries	1,016	2,453
Income tax benefit	(469)	(319)
	1,485	2,772
Equity in undistributed net income of subsidiaries	7,623	5,668
Net income	$9,108	$8,440

Index
Statements of Cash Flows	Years Ended December 31,
(dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$9,108	$8,440
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(7,623)	(5,668)
Amortization of subordinated debt issuance costs	131	60
Stock compensation expense	37	32
Increase in other assets	(104)	(40)
(Decrease) increase in other liabilities	(140)	655
Net cash provided by operating activities	1,409	3,479

Cash flows from investing activities:
Cash distributed to subsidiary	-	(10,000)
Net cash used in investing activities	-	(10,000)

Cash flows from financing activities:
Proceeds from sale of stock	129	103
Proceeds from borrowings	-	29,347
Repayment of borrowings	-	(1,350)
Repurchase and retirement of common stock	(6,655)	(150)
Cash dividends paid on common stock	(2,640)	(2,620)
Net cash provided by (used in) financing activities	(9,166)	25,330

Net increase (decrease) in cash and cash equivalents	(7,757)	18,809

Cash and cash equivalents at beginning of year	20,012	1,203
Cash and cash equivalents at end of year	$12,255	$20,012

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders (the 2023 Proxy Statement) to be held on May 23, 2023.

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company is set forth under the caption “Proposal One – Election of Directors” in the 2023 Proxy Statement and is incorporated herein by reference.

The information concerning the executive officers of the Company required by this item is included in Part I of this report on Form 10-K under the caption “Information about Our Executive Officers.”

The information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Board Committees and Attendance – Audit Committee” in the 2023 Proxy Statement and is incorporated herein by reference.

The Company has a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors, officers, employees and principal stockholders.

A copy of the Code of Ethics will be provided free of charge, upon written request made to the Company’s secretary at 101 East Queen Street, Hampton, Virginia 23669 or by calling (757) 728-1200. The Code of Ethics is also posted on the Company’s website at www.oldpoint.com, under “Investor Relations” and then “Governance Documents.” The Company intends to satisfy the disclosure requirements of Form 8-K with respect to waivers of or amendments to the Code of Ethics with respect to certain officers of the Company by posting such disclosures on its website under “Waivers of or amendments to the Code of Ethics.” The Company may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

Item 11.	Executive Compensation

The information set forth under the captions “Executive Compensation,” “Compensation and Benefits Committee Report,” “Compensation Risk Disclosure,” and “Pay Ratio Disclosure” in the 2023 Proxy Statement is incorporated herein by reference. The information regarding director compensation contained in the 2023 Proxy Statement under the caption “Director Compensation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2023 Proxy Statement is incorporated herein by reference.

Index
The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Interest of Management in Certain Transactions” in the 2023 Proxy Statement is incorporated herein by reference.

The information regarding director independence set forth under the caption “Board Committees and Attendance” in the 2023 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the captions “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy” in the 2023 Proxy Statement is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)     Consolidated Financial Statements

The following Consolidated Financial Statements and reports are included in Part II, Item 8, of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.) (PCAOB ID Number 613)
Consolidated Balance Sheets – December 31, 2022 and 2021
Consolidated Statements of Income – Years Ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive (Loss) Income – Years Ended December 31, 2022 and 2021
Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows – Years Ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements

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

10.4*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with The Northwestern Mutual Life Insurance Company entered into with Robert F. Shuford, Sr. (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 30, 2005)

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

10.11*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with Ohio National Life Assurance Corporation entered into with Joseph R. Witt (incorporated by reference to Exhibit 10.11 to Form 10-K filed March 12, 2010)

10.12*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with New York Life Insurance and Annuity Corporation entered into with Robert F. Shuford, Jr., and Joseph R. Witt (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 30, 2012)

10.14
Settlement Agreement dated March 16, 2016 among Old Point Financial Corporation, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., PL Capital/Focused Fund, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Mr. John W. Palmer and Mr. Richard J. Lashley, as Managing Members of PL Capital, LLC, PL Capital Advisors, LLC and Goodbody/PL Capital, LLC and Mr. William F. Keefe (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 17, 2016)

10.14.1
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

Index
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

10.34*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with The Northwestern Mutual Life Insurance Company and Massachusetts Mutual Life Insurance Company entered into with Elizabeth T. Beale, Donald S. Buckless, and A. Eric Kauders, Jr.

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

101
The following materials from Old Point Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Denotes Management contract

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

Date: March 31, 2023

Index
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert F. Shuford, Jr.	Chairman, President & Chief Executive Officer and Director
Robert F. Shuford, Jr.	Principal Executive Officer

Date: March 31, 2023

/s/Elizabeth T. Beale	Chief Financial Officer & Senior Vice President/Finance
Elizabeth T. Beale	Principal Financial & Accounting Officer

Date: March 31, 2023

/s/Stephen C. Adams	Director
Stephen C. Adams

Date: March 31, 2023

/s/Sarah B. Castleberry	Director
Sarah B. Castleberry

Date: March 31, 2023

/s/Russell S. Evans, Jr.	Director
Russell S. Evans, Jr.

Date: March 31, 2023

Index
/s/Michael A. Glasser	Director
Michael A. Glasser

Date: March 31, 2023

/s/Dr. Arthur D. Greene	Director
Dr. Arthur D. Greene

Date: March 31, 2023

/s/John Cabot Ishon	Director
John Cabot Ishon

Date: March 31, 2023

/s/William F. Keefe	Director
William F. Keefe

Date: March 31, 2023

/s/Tom B. Langley	Director
Tom B. Langley

Date: March 31, 2023

/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Director
Date: March 31, 2023

/s/Ellen Clark Thacker
Ellen Clark Thacker
Director
Date: March 31, 2023

/s/Elizabeth S. Wash
Elizabeth S. Wash
Director
Date: March 31, 2023

/s/Joseph R. Witt
Joseph R. Witt
Director
Date: March 31, 2023