Form 10-Q
period 2023-03-31
OLD POINT FINANCIAL CORP
filed 2023-05-15
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

5,000,311 shares of common stock ($5.00 par value) outstanding as of May 1, 2023

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

i

GLOSSARY OF DEFINED TERMS

2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
ACL	Allowance for Credit Losses
ACLL	Allowance for Credit Losses on Loans, a component of ACL
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLR	Community Bank Leverage Ratio Framework
COVID-19	Novel coronavirus disease 2019
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
IRLC	Interest Rate Lock Commitments
NIM	Net Interest Margin
Notes	The Company’s 3.50% fixed-to-floating rate subordinated notes due 2031
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
ROE	Return on Average Equity
SEC	U.S. Securities and Exchange Commission
SOFR	Secured overnight financing rate
TDR	Troubled Debt Restructuring
Wealth	Old Point Trust & Financial Services N.A.

Index
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
(dollars in thousands, except share data)	2023	2022
	(unaudited)
Assets

Cash and due from banks	$16,253	$15,670
Interest-bearing due from banks	12,594	3,580
Federal funds sold	222	-
Cash and cash equivalents	29,069	19,250
Securities available-for-sale, at fair value	223,913	225,518
Restricted securities, at cost	4,479	3,434
Loans held for sale	325	421
Loans, net	1,069,714	1,016,559
Premises and equipment, net	30,604	31,008
Premises and equipment, held for sale	987	987
Bank-owned life insurance	34,304	34,049
Goodwill	1,650	1,650
Core deposit intangible, net	220	231
Other assets	20,886	22,228
Total assets	$1,416,151	$1,355,335

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$405,160	$418,582
Savings deposits	629,483	584,527
Time deposits	164,972	152,910
Total deposits	1,199,615	1,156,019
Overnight repurchase agreements	4,517	4,987
Federal funds purchased and other short-term borrowings	-	11,378
Federal Home Loan Bank advances	72,500	46,100
Long term borrowings	29,570	29,538
Accrued expenses and other liabilities	7,351	8,579
Total liabilities	1,313,553	1,256,601

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,000,331 and 4,999,083 shares outstanding (includes 46,989 of nonvested restricted stock, respectively)	24,767	24,761
Additional paid-in capital	16,727	16,593
Retained earnings	79,539	78,147
Accumulated other comprehensive loss, net	(18,435)	(20,767)
Total stockholders’ equity	102,598	98,734
Total liabilities and stockholders’ equity	$1,416,151	$1,355,335

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
	March 31,
(unaudited, dollars in thousands, except share and per share data)	2023	2022
Interest and Dividend Income:
Loans, including fees	$13,041	$9,184
Due from banks	64	73
Federal funds sold	6	1
Securities:
Taxable	1,764	989
Tax-exempt	212	209
Dividends and interest on all other securities	66	14
Total interest and dividend income	15,153	10,470

Interest Expense:
Checking and savings deposits	854	176
Time deposits	537	361
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	37	1
Long term borrowings	295	295
Federal Home Loan Bank advances	617	-
Total interest expense	2,340	833
Net interest income	12,813	9,637
Provision for credit losses	376	101
Net interest income after provision for credit losses	12,437	9,536

Noninterest Income:
Fiduciary and asset management fees	1,116	1,072
Service charges on deposit accounts	753	722
Other service charges, commissions and fees	1,109	1,053
Bank-owned life insurance income	254	231
Mortgage banking income	95	220
Other operating income	94	217
Total noninterest income	3,421	3,515

Noninterest Expense:
Salaries and employee benefits	7,363	6,422
Occupancy and equipment	1,195	1,161
Data processing	1,179	1,090
Customer development	113	93
Professional services	673	630
Employee professional development	234	264
Other taxes	213	213
ATM and other losses	255	14
Other operating expenses	943	826
Total noninterest expense	12,168	10,713
Income before income taxes	3,690	2,338
Income tax expense	607	307
Net income	$3,083	$2,031

Basic Earnings per Share:
Weighted average shares outstanding	4,999,887	5,186,354
Net income per share of common stock	$0.62	$0.39

Diluted Earnings per Share:
Weighted average shares outstanding	5,000,020	5,186,431
Net income per share of common stock	$0.62	$0.39

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	March 31,
(unaudited, dollars in thousands)	2023	2022

Net income	$3,083	$2,031
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	2,332	(11,133)
Other comprehensive income (loss), net of tax	2,332	(11,133)
Comprehensive income (loss)	$5,415	$(9,102)

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited, dollars in thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Total
THREE MONTHS ENDED MARCH 31, 2023

Balance at December 31, 2022	4,952,094	$24,761	$16,593	$78,147	$(20,767)	$98,734
Net income	-	-	-	3,083	-	3,083
Other comprehensive income, net of tax	-	-	-	-	2,332	2,332
Impact of adoption of ASC 326	-	-	-	(991)	-	(991)
Employee Stock Purchase Plan share issuance	1,248	6	27	-	-	33
Stock-based compensation expense	-	-	107	-	-	107
Cash dividends ($0.14 per share)	-	-	-	(700)	-	(700)

Balance at end of period	4,953,342	$24,767	$16,727	$79,539	$(18,435)	$102,598

THREE MONTHS ENDED MARCH 31, 2022

Balance at December 31, 2021	5,201,272	$26,006	$21,458	$71,679	$1,675	$120,818
Net income	-	-	-	2,031	-	2,031
Other comprehensive loss, net of tax	-	-	-	-	(11,133)	(11,133)
Employee Stock Purchase Plan share issuance	1,481	7	27	-	-	34
Common stock purchased	(122,995)	(615)	(2,433)	-	-	(3,048)
Restricted stock vested	8,152	41	(41)	-	-	-
Stock-based compensation expense	-	-	71	-	-	71
Cash dividends ($0.13 per share)	-	-	-	(674)	-	(674)

Balance at end of period	5,087,910	$25,439	$19,082	$73,036	$(9,458)	$108,099

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(unaudited, dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,083	$2,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	534	514
Amortization of right of use lease asset	101	82
Accretion related to acquisition, net	11	(12)
Amortization of subordinated debt issuance costs	32	33
Provision for loan losses	376	101
Net amortization of securities	186	288
Decrease in loans held for sale, net	96	1,277
Income from bank owned life insurance	(254)	(231)
Stock compensation expense	107	71
Decrease in other assets	621	764
Decrease in accrued expenses and other liabilities	(1,392)	(386)
Net cash provided by operating activities	3,501	4,532

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(1,145)	(26,118)
(Purchase of) proceeds from redemption of restricted securities, net	(1,045)	(355)
Proceeds from maturities and calls of available-for-sale securities	-	1,000
Proceeds from sales of available-for-sale securities	1,300	2,450
Paydowns on available-for-sale securities	4,216	4,586
Net increase in loans held for investment	(54,359)	(12,131)
Purchases of premises and equipment	(130)	(197)
Net cash used in investing activities	(51,163)	(30,765)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in noninterest-bearing deposits	(13,422)	(36,381)
Increase in savings deposits	44,956	42,320
Increase (decrease) in time deposits	12,062	(4,149)
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(11,848)	(1,008)
Increase in Federal Home Loan Bank advances	145,500	-
Repayment of Federal Home Loan Bank advances	(119,100)	-
Repayment of Federal Reserve Bank borrowings	-	(480)
Proceeds from ESPP issuance	33	34
Repurchase of common stock	-	(3,048)
Cash dividends paid on common stock	(700)	(674)
Net cash provided by (used in) financing activities	57,481	(3,386)

Net increase (decrease) in cash and cash equivalents	9,819	(29,619)
Cash and cash equivalents at beginning of period	19,250	187,922
Cash and cash equivalents at end of period	$29,069	$158,303

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,417	$1,101

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized (loss) gain on securities available-for-sale	$2,952	$(14,093)
Former bank property transferred from fixed assets to held for sale assets	$-	$345
Impact of adoption of ASC 326	$991	$-

See Notes to Consolidated Financial Statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

THE COMPANY
Headquartered in Hampton, Virginia, Old Point Financial Corporation (NASDAQ: OPOF) (the Company) is a holding company that conducts substantially all of its operations through two wholly-owned subsidiaries, the Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services N.A. (Wealth). The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of March 31, 2023, the Bank had 14 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Wealth offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, the Bank and Wealth. All significant intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at March 31, 2023 and December 31, 2022, the statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three months ended March 31, 2023 and 2022, and the statements of cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2022 Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

ESTIMATES
In preparing Consolidated Financial Statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL.

ADOPTION OF NEW ACCOUNTING STANDARDS
On January 1, 2023, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) model, which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to unfunded credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 modified the impairment for available-for-sale debt securities, requiring credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell. It also modified the measurement principles for modifications of loans to borrowers experiencing financial difficulty, including how the allowance for credit losses (ACL) is measured for such loans.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet (OBS) credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. As a result of adopting ASC 326, the Company recorded a net decrease to retained earnings of $991 thousand.

The Company adopted ASC 326 using the prospective transition approach for debt securities. The adoption did not affect the carrying value of debt securities or the amount of unrealized gains and losses recorded in accumulated other comprehensive loss. Upon adoption of ASC 326, the Company did not have any securities included in its portfolio where OTTI had previously been recognized or that required an ACL.

Index
The following table illustrates the impact of ASC 326.

	December 31, 2022	January 1, 2023
(dollars in thousands)	As Previously Reported (Incurred Loss)	Impact of CECL Adoption	As Reported Under CECL
Assets
Loans
Commercial and Industrial	$673	$(11)	$662
Real Estate Construction	552	19	571
Real Estate Mortgage	2,575	87	2,662
Real Estate Commercial	4,499	1,048	5,547
Consumer	2,065	(365)	1,700
Other	162	(137)	25
Allowance for credit losses on loans	10,526	641	11,167
Liabilities:
Allowance for credit losses on unfunded credit exposure	51	350	401
Total Allowance for Credit Losses	$10,577	$991	$11,568

The following accounting policies have been updated in connection with the adoption of ASC 326 and apply to periods beginning after December 31, 2022.

Loans Held for Investment
The Company makes commercial, consumer, and mortgage, loans to customers. The Company’s recorded investment in loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally is reported at the unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for credit losses. Interest on loans is accrued based on the unpaid principal balance. Loan fees and origination costs are deferred, and the net amount is amortized as a level yield adjustment over the respective term of the related loans.

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Commercial loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if the full and timely collection of interest or principal becomes uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Consumer loans are generally placed on nonaccrual status when payments are 120 days past due. Any accrued interest receivable on loans placed on nonaccrual status is reversed by an adjustment to interest income. Loans greater than 90 days past due may remain on accrual status if determined to have adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the Consolidated Balance Sheets when they are funded.

Allowance for Credit Losses on Loans
The provision for credit losses on loans charged to operations is an amount sufficient to bring the allowance to an estimated balance that management considers adequate to absorb expected credit losses in the Company’s loan portfolio. The ACLL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Amortized cost is the principal balance outstanding, net of any purchase premiums and discounts and net of any deferred loan fees and costs.

The ACLL represents management’s estimate of credit losses over the remaining life of the loan portfolio. Loans are charged off against the ACLL when management believes the loan balance is no longer collectible. Subsequent recoveries of previously charged off amounts are recorded as increases to the ACLL.

Management’s determination of the adequacy of the ACLL is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The ACLL is estimated by pooling loans by call code and similar risk characteristics and applying a loan-level discounted cash flows method for all loans except for its automobile, farmland, and consumer portfolios. For automobile, farmland, and consumer portfolios, the Company has elected to pool those loans based on similar risk characteristics to determine the ACLL using the remaining life method. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company utilizes a forecast period of one year and then reverts to the mean of historical loss rates on a straight-line basis over the following one-year period. The Company considers economic forecasts and recession probabilities from highly recognized third-parties to inform the model for loss estimation. For instance, the Company considers the National unemployment rate as an external economic variable in developing the ACLL. The quantitative ACLL estimate is sensitive to changes in the unemployment rate forecast over a one-year reasonable and supportable period, with the commercial loan portfolio being the most sensitive to fluctuations in unemployment. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans and therefore the appropriateness of the ACLL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ACLL because changes in those factors and inputs may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. Management also considers qualitative factors when estimating loan losses to take into account model limitations. While management uses available information to estimate expected losses on loans, future changes in the ACLL may be necessary based on changes in portfolio composition, portfolio credit quality, and/or economic conditions.

Index
Loans that do not share risk characteristics are evaluated on an individual basis. The individual reserve component relates to loans that have shown substantial credit deterioration as measured by risk rating and/or delinquency status. In addition, the Company has elected the practical expedient that would include loans for individual assessment consideration if the repayment of the loan is expected substantially through the operation or sale of collateral because the borrower is experiencing financial difficulty. Where the source of repayment is the sale of collateral, the ACLL is based on the fair value of the underlying collateral, less selling costs, compared to the amortized cost basis of the loan. If the ACLL is based on the operation of the collateral, the reserve is calculated based on the fair value of the collateral calculated as the present value of expected cash flows from the operation of the collateral, compared to the amortized cost basis. If the Company determines that the value of a collateral dependent loan is less than the recorded investment in the loan, the Company charges off the deficiency if it is determined that such amount is deemed to be a confirmed loss. Typically, a loss is confirmed when the Company is moving towards foreclosure (or final disposition).

Reserve for Unfunded Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded and is included in Other Liabilities within the Company’s Consolidated Balance Sheets.

Accrued Interest Receivable
The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ACL reserve for loans, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $2.9 million on loans held for investment at March 31, 2023 and is included in Other Assets on the Company’s consolidated balance sheet.

Allowance for Credit Losses – Available-For-Sale Securities
Investments in debt securities are classified as either held to maturity, available-for-sale, or trading, based on management’s intent. Currently all of the Company’s debt securities are classified as available-for-sale. Available-for-sale debt securities are carried at estimated fair value with the corresponding unrealized gains and losses recognized in other comprehensive income (loss). Gains or losses are recognized in net income on the trade date using the amortized cost of the specific security sold. Purchase premiums are recognized in interest income using the effective interest rate method over the period from purchase to maturity or, for callable securities, the earliest call date, and purchase discounts are recognized in the same manner from purchase to maturity.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell if met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss).

Changes in the allowance for credit losses are recorded as a credit loss expense or reversal. Losses are charged against the allowance when management believe the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding interest or requirement to sell is met. Accrued interest receivable on available-for-sale securities is excluded from the estimate of credit losses.

Other accounting standards that have been adopted by the Company or issued by the FASB or other standards-setting bodies have not or are not currently expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Index
Note 2. Securities

On January 1, 2023, the Company adopted ASC 326, which made changes to the accounting for available-for-sale debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell prior to maturity. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 1. Description of Business and Summary of Significant Accounting Policies.

All securities information presented as of March 31, 2023, is in accordance with ASC 326. All securities information presented prior to March 31, 2023 is in accordance with previous applicable GAAP. See information regarding the Company’s prior accounting policies in Note 1. Significant Accounting Policies in the Company’s 2022 Form 10-K.

Amortized costs and fair values, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated were as follows:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$8,013	$-	$(265)	$7,748
Obligations of U.S. Government agencies	40,680	24	(963)	39,741
Obligations of state and political subdivisions	70,351	-	(9,698)	60,653
Mortgage-backed securities	98,554	-	(9,858)	88,696
Money market investments	1,661	-	-	1,661
Corporate bonds and other securities	27,990	-	(2,576)	25,414
	$247,249	$24	$(23,360)	$223,913

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$8,013	$-	$(342)	$7,671
Obligations of U.S. Government agencies	43,622	10	(1,233)	42,399
Obligations of state and political subdivisions	70,491	-	(11,107)	59,384
Mortgage-backed securities	99,874	-	(10,961)	88,913
Money market investments	1,816	-	-	1,816
Corporate bonds and other securities	27,990	-	(2,655)	25,335
	$251,806	$10	$(26,298)	$225,518

The amortized cost and fair value of securities by contractual maturity are shown below.

	March 31, 2023
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$1,460	$1,427
Due after one year through five years	19,519	18,758
Due after five through ten years	64,982	57,497
Due after ten years	159,627	144,570
Other securities, restricted	1,661	1,661
	$247,249	$223,913

The Company did not realize any gains or losses on the sale of investment securities during the three months ended March 31, 2023 and 2022, respectively.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an allowance for credit losses has not been recorded as of March 31, 2023 and that are deemed to be temporarily impaired as of December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

Index
	March 31, 2023
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	$20	$3,902	$245	$3,846	$265	$7,748
Obligations of U.S. Government agencies	53	7,558	910	26,736	963	34,294
Obligations of state and political subdivisions	381	7,247	9,317	53,406	9,698	60,653
Mortgage-backed securities	817	22,700	9,041	65,996	9,858	88,696
Corporate bonds and other securities	249	4,991	2,327	19,423	2,576	24,414
Total securities available-for-sale	$1,520	$46,398	$21,840	$169,407	$23,360	$215,805

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	$342	$7,671	$-	$-	$342	$7,671
Obligations of U.S. Government agencies	258	13,873	975	22,851	1,233	36,724
Obligations of state and political subdivisions	5,386	33,720	5,721	23,856	11,107	57,576
Mortgage-backed securities	4,157	52,717	6,804	36,196	10,961	88,913
Corporate bonds and other securities	1,084	12,906	1,571	11,429	2,655	24,335
Total securities available-for-sale	$11,227	$120,887	$15,071	$94,332	$26,298	$215,219

The number of investments in an unrealized loss position as of March 31, 2023 and December 31, 2022 were 162, respectively. The Company concluded no allowance for credit loss should be recognized as of March 31, 2023 and December 31, 2022, based primarily on the fact that changes in fair value  were caused primarily by increases in interest rates, securities with unrealized losses had generally high credit quality, the Company intends to hold these investments to maturity, it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

Restricted Stock
The restricted stock category is comprised of stock in the Federal Home Loan Bank of Atlanta (FHLB), the Federal Reserve Bank (FRB), and Community Bankers' Bank (CBB). These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and the securities lack a market. Therefore, FHLB, FRB, and CBB stock are carried at cost and evaluated for impairment. When evaluating these stocks for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Restricted stock is viewed as a long-term investment and management believes that the Company has the ability and the intent to hold this stock until its value is recovered.

Note 3. Loans and the Allowance for Credit Losses on Loans

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 1 Description of Business and Summary of Significant Accounting Policies. All loan information presented as of March 31, 2023 is in accordance with ASC 326. All loan information presented prior to March 31, 2023 is in accordance with previous applicable GAAP.

Index
The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Mortgage loans on real estate:
Residential 1-4 family	$179,607	$169,248
Commercial - owner occupied	186,141	184,586
Commercial - non-owner occupied	244,870	245,277
Multifamily	32,820	26,675
Construction and land development	86,690	77,944
Second mortgages	8,962	8,828
Equity lines of credit	54,723	54,340
Total mortgage loans on real estate	793,813	766,898
Commercial and industrial loans	73,367	72,578
Consumer automobile loans	188,101	163,018
Other consumer loans	22,186	22,251
Other (1)	3,798	2,340
Total loans, net of deferred fees (2)	1,081,265	1,027,085
Less: Allowance for credit losses on loans	11,551	10,526
Loans, net of allowance and deferred fees (2)	$1,069,714	$1,016,559
(1)
Overdrawn accounts are reclassified as loans and included in the Other category in the table above.  Overdrawn deposit accounts, excluding internal use accounts, totaled $229 thousand and $269 thousand at March 31, 2023 and December 31, 2022, respectively.

(2)	Net deferred loan fees totaled $1.0 million on March 31, 2023 and December 31, 2022, respectively.

All classes of loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Interest and fees continue to accrue on past due loans until the date the loan is placed in nonaccrual status, if applicable. The following table includes an aging analysis of the recorded investment in past due loans as of the dates indicated. Also included in the table below are loans that are 90 days or more past due as to interest and principal and still accruing interest, because they are well-secured and in the process of collection. The following table shows the aging of the Company’s loan portfolio, by class, at March 31, 2023.

Age Analysis of Past Due Loans as of March 31, 2023

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$393	$158	$-	$151	$178,905	$179,607
Commercial - owner occupied	-	93	-	-	186,048	186,141
Commercial - non-owner occupied	-	-	-	-	244,870	244,870
Multifamily	-	-	-	-	32,820	32,820
Construction and land development	-	-	-	829	85,861	86,690
Second mortgages	12	-	-	-	8,950	8,962
Equity lines of credit	62	-	47	-	54,614	54,723
Total mortgage loans on real estate	$467	$251	$47	$980	$792,068	$793,813
Commercial and industrial loans	343	-	506	-	72,518	73,367
Consumer automobile loans	1,533	100	169	-	186,299	188,101
Other consumer loans	720	85	-	-	21,381	22,186
Other	28	-	-	-	3,770	3,798
Total	$3,091	$436	$722	$980	$1,076,036	$1,081,265
(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccrual column and not also in its respective past due column.

Index
The following table shows the Company’s amortized cost basis of loans on nonaccrual status as of January 1, 2023 as well as the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of March 31, 2023 by class of loan.

	Nonaccrual
(dollars in thousands)	January 1, 2023	March 31, 2023	Nonaccrual with no ACLL	90 Days and still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$154	$151	$-	$-
Construction and land development	945	829	829	-
Equity lines of credit	-	-	-	48
Total mortgage loans on real estate	1,099	980	829	48
Commercial and industrial loans	144	-	-	505
Consumer automobile loans	-	-	-	169
Total	$1,243	$980	$829	$722

The Company did not recognize any interest income on loans on nonaccrual status as of March 31, 2023 and had no reversal of interest income as no loans were placed on nonaccrual status during the three months ended March 31, 2023.

The Company’s loan portfolio may include certain loans modified, where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company closely monitors the performance of modified loans to understand the effectiveness of modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. The Company did not grant any such modifications during the first quarter of 2023.

Allowance for Credit Losses on Loans

ACLL on the loan portfolio is a material estimate for the Company. The Company estimates its ACLL on its loan portfolio on a quarterly basis. The Company models the ACLL using two primary segments, Commercial and Consumer. Within each segment, loan classes are further identified based on similar risk characteristics. The Company has identified the following classes within each segment:

•	Commercial: Commercial and Industrial, Construction and Land Development, Real Estate – Commercial (Owner Occupied and Non-Owner Occupied), and Other
•	Consumer: Real Estate-Mortgage and Consumer

Each portfolio class has risk characteristics as follows:

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

•
Real estate-construction and land development: Construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may at any point in time be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be the loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

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

Index
The following tables presents the activity in the ACLL by portfolio class for the three months ended March 31, 2023.

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS
For the Three Months ended March 31, 2023

(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526
Day 1 impact of adoption of CECL	(11)	19	87	1,048	(365)	(137)	-	641
Charge-offs	-	-	-	-	(377)	(72)	-	(449)
Recoveries	8	-	11	-	237	14	-	270
Provision for loan losses	(6)	82	199	70	81	143	(6)	563
Ending Balance	$664	$653	$2,872	$5,617	$1,641	$104	$-	$11,551

Individually evaluated	$-	$1	$19	$4	$-	$-	$-	$24
Collectively evaluated	664	652	2,853	5,613	1,641	104	-	11,527

Ending Balance	$664	$653	$2,872	$5,617	$1,641	$104	$-	$11,551

Loans Balances:
Individually evaluated	-	903	466	401	-	-	-	1,770
Collectively evaluated	73,367	85,787	275,646	430,610	210,287	3,798	-	1,079,495
Ending Balance	$73,367	$86,690	$276,112	$431,011	$210,287	$3,798	$-	$1,081,265
(1)	The real estate-mortgage segment includes residential 1 – 4 family, multi-family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Provision for credit losses:
Provision (recovery) for loans	$563	$101
Provision for unfunded commitments	(187)	-
Total	$376	$101

Credit Quality Indicators
Credit quality indicators are utilized to help estimate the collectability of each loan. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. While other credit quality indicators are evaluated and analyzed as part of the Company’s credit risk management activities, the Company uses internally-assigned risk grades as the primary indicator to estimate the capability of borrowers to repay the contractual obligations of their loan agreements as scheduled or at all. The Company’s internal risk grade system is based on experiences with similarly graded loans. Credit risk grades are updated at least quarterly as additional information becomes available, at which time management analyzes the resulting scores to track loan performance.

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

Index
The following tables present credit quality exposures by internally assigned risk ratings originated as of the dates indicated:

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Construction and land development
Pass	$6,676	$41,912	$26,314	$6,480	$417	$3,894	$168	$85,861
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	829	-	829
Total Construction	$6,676	$41,912	$26,314	$6,480	$417	$4,723	$168	$86,690

Commercial Real Estate - Owner Occupied
Pass	$579	$33,062	$44,991	$22,770	$13,142	$66,459	$4,750	$185,753
OAEM	-	-	78	-	201	109	-	388
Substandard	-	-	-	-	-	-	-	-
Total Commercial Real Estate - Owner Occupied	$579	$33,062	$45,069	$22,770	$13,343	$66,568	$4,750	$186,141

Commercial Real Estate - Non-Owner Occupied
Pass	$4,424	$55,819	$77,835	$31,961	$14,468	$60,163	$200	$244,870
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Commercial Real Estate - Non-Owner Occupied	$4,424	$55,819	$77,835	$31,961	$14,468	$60,163	$200	$244,870

Commercial and Industrial
Pass	$6,446	$40,444	$6,615	$3,241	$4,766	$50	$11,805	$73,367
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Commercial and Industrial	$6,446	$40,444	$6,615	$3,241	$4,766	$50	$11,805	$73,367

Multifamily Real Estate
Pass	$5,240	$4,097	$2,201	$793	$6,097	$11,307	$3,085	$32,820
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Multifamily Real Estate	$5,240	$4,097	$2,201	$793	$6,097	$11,307	$3,085	$32,820

Residential 1-4 Family
Pass	$10,786	$34,665	$40,971	$29,530	$14,042	$58,231	$54,723	$242,948
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	344	-	344
Total Residential 1-4 Family	$10,786	$34,665	$40,971	$29,530	$14,042	$58,575	$54,723	$243,292

Consumer - Automobile
Pass	$38,055	$116,171	$18,141	$6,587	$3,050	$6,097	$-	$188,101
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Consumer - Automobile	$38,055	$116,171	$18,141	$6,587	$3,050	$6,097	$-	$188,101

Consumer - Other
Pass	$199	$2,057	$672	$200	$359	$17,154	$1,545	$22,186
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Consumer - Other	$199	$2,057	$672	$200	$359	$17,154	$1,545	$22,186

Other
Pass	$2,990	$-	$309	$-	$-	$499	$-	$3,798
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Other	$2,990	$-	$309	$-	$-	$499	$-	$3,798

Total Loans
Pass	$75,395	$328,227	$218,049	$101,562	$56,341	$223,854	$76,276	$1,079,704
OAEM	-	-	78	-	201	109	-	388
Substandard	-	-	-	-	-	1,173	-	1,173
Total Loans	$75,395	$328,227	$218,127	$101,562	$56,542	$225,136	$76,276	$1,081,265

The following table details the current period gross charge-offs of loans by year of origination as of March 31, 2023:

	March 31, 2023
	Current Period Charge-offs by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer - Automobile	-	192	114	34	4	29	-	373
Consumer - Other	-	-	2	-	-	2	-	4
Other (1)	72	-	-	-	-	-	-	72
Total	$72	$192	$116	$34	$4	$31	$-	$449
(1)	Gross charge-offs of other loans for the first three months ended March 31, 2023 included $72 thousand of demand deposit overdrafts that originated in 2023.

As of March 31, 2023, the Company had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

Index
Prior to the adoption of ASC 326

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2022.

Age Analysis of Past Due Loans as of December 31, 2022

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$290	$-	$525	$154	$168,279	$169,248
Commercial - owner occupied	20	-	-	-	184,566	184,586
Commercial - non-owner occupied	206	-	-	-	245,071	245,277
Multifamily	-	-	-	-	26,675	26,675
Construction and land development	-	-	-	945	76,999	77,944
Second mortgages	19	-	-	-	8,809	8,828
Equity lines of credit	56	288	-	-	53,996	54,340
Total mortgage loans on real estate	$591	$288	$525	$1,099	$764,395	$766,898
Commercial and industrial loans	221	284	23	144	71,906	72,578
Consumer automobile loans	1,538	221	212	-	161,047	163,018
Other consumer loans	445	372	80	-	21,354	22,251
Other	47	-	-	-	2,293	2,340
Total	$2,842	$1,165	$840	$1,243	$1,020,995	$1,027,085
(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccrual column and not also in its respective past due column.

As of December 31, 2022, the Company measured the amount of impairment by evaluating loans either in their collective homogenous pools or individually. The following table includes the recorded investment and unpaid principal balances (a portion of which may have been charged off) for impaired loans with the associated allowance amount, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized for the period presented. The average balances are calculated based on daily average balances.
Impaired Loans by Class
					For the Year Ended
	As of December 31, 2022				December 31, 2022
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$285	$44	$235	$21	$282	$7
Commercial	430	55	358	3	420	-
Construction	1,321	829	191	6	1,208	3
Total mortgage loans on real estate	2,036	928	784	33	1,910	10
Commercial and industrial loans	144	144	-	-	144	5
Total	$2,180	$1,072	$784	$33	$2,054	$15

Index
The following tables present credit quality exposures by internally assigned risk ratings as of December 31, 2022:

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

The following tables presents the activity in the ALLL by portfolio segment for the year ended December 31, 2022.

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

The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the consolidated balance sheets. There were no new leases executed during the first three months of 2023. The following tables present information about the Company’s leases:

Index
(dollars in thousands)	March 31, 2023
Lease liabilities	$1,552
Right-of-use assets	$1,478
Weighted average remaining lease term	4.04 years
Weighted average discount rate	2.91%

	Three Months Ended March 31,
Lease cost (in thousands)	2023	2022
Operating lease cost	$101	$82
Total lease cost	$101	$82

Cash paid for amounts included in the measurement of lease liabilities	$91	$84

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:
As of
Lease payments due (in thousands)	March 31, 2023
Nine months ending December 31, 2023	$326
Twelve months ending December 31, 2024	436
Twelve months ending December 31, 2025	395
Twelve months ending December 31, 2026	278
Thereafter	231
Total undiscounted cash flows	$1,666
Discount	(114)
Lease liabilities	$1,552

Note 5. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both March 31, 2023 and December 31, 2022. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $1.3 million and $1.4 million at March 31, 2023 and December 31, 2022, respectively. The expected terms of these investments and the related tax benefits run through 2033. There were no additional capital calls expected for the funds at March 31, 2023.

The table below summarizes the tax credits and other tax benefits recognized by the Company related to these investments during the periods indicated:
	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Tax credits and other benefits
Amortization of operating losses	$92	$51
Tax benefit of operating losses*	19	11
Tax credits	77	89
Total tax benefits	$96	$100

* Computed using a 21% tax rate.

Note 6. Borrowings

Short-Term Borrowings
The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Short-term borrowings sources consist of federal funds purchased, overnight repurchase agreements (which are secured transactions with customers that generally mature within one to four days), and advances from the FHLB.

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At March 31, 2023 and December 31, 2022, the remaining credit available from these lines totaled $100.0 million and $103.6 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $331.6 million and $346.5 as of March 31, 2023 and December 31, 2022, respectively.

Index
The following table presents total short-term borrowings as of the dates indicated:

(dollars in thousands)	March 31, 2023	December 31, 2022
Federal funds purchased	$-	$11,378
Overnight repurchase agreements	4,517	4,987
Federal Home Loan Bank advances	72,500	46,100
Total short-term borrowings	$77,017	$62,465

Maximum month-end outstanding balance	$84,360	$62,465
Average outstanding balance during the period	$60,585	$11,776
Average interest rate (year-to-date)	4.38%	2.34%
Average interest rate at end of period	4.58%	4.58%

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

The following financial instruments whose contract amounts represent credit risk were outstanding at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Commitments to extend credit:
Home equity lines of credit	$92,012	$87,722
Commercial real estate, construction and development loans committed but not funded	61,751	67,107
Other lines of credit (principally commercial)	45,345	51,742
Total	$199,108	$206,571

Letters of credit	$437	$904

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of March 31, 2023 only restricted stock has been granted under the Incentive Stock Plan.

Index
Restricted stock activity for the three months ended March 31, 2023 is summarized below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, January 1, 2023	46,989	$22.49
Issued	-	-
Vested	-	-
Forfeited	-	-
Nonvested, March 31, 2023	46,989	$22.49

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 0.95 years.

There was no restricted stock granted during the three months ended March 31, 2023 and 2022, respectively.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $386 thousand as of March 31, 2023 and $278 thousand as of March 31, 2022.

Stock-based compensation expense was $107 thousand and $71 thousand for the three months ended March 31, 2023 and 2022, respectively.

Under the Company’s Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and was set at 5% for 2022 and for the first three months of 2023.

Total stock purchases under the ESPP amounted to 1,248 shares during the three months ended March 31, 2023. At March 31, 2023, the Company had 220,530 remaining shares reserved for issuance under the ESPP.

Note 9. Stockholders’ Equity and Earnings per Common Share

Stockholders’ Equity – Accumulated Other Comprehensive Income (Loss)
There were no amounts reclassified out of accumulated other comprehensive income (loss), by category, during the three month periods ended March 31, 2023 or 2022, respectively.

The following tables present the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income

Three Months Ended March 31, 2023
Balance at beginning of period	$(20,767)	$(20,767)
Net other comprehensive income	2,332	2,332
Balance at end of period	$(18,435)	$(18,435)

Three Months Ended March 31, 2022
Balance at beginning of period	$1,675	$1,675
Net other comprehensive loss	(11,133)	(11,133)
Balance at end of period	$(9,458)	$(9,458)

Index
The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated:

	Three Months Ended March 31, 2023
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,952	$620	$2,332

Total change in accumulated other comprehensive income, net	$2,952	$620	$2,332

	Three Months Ended March 31, 2022
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(14,093)	$(2,960)	$(11,133)

Total change in accumulated other comprehensive loss, net	$(14,093)	$(2,960)	$(11,133)

Earnings Per Common Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to the ESPP.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2023 and 2022:

(dollars in thousands except per share data)	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2023
Net income, basic	$3,083	5,000	$0.62
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$3,083	5,000	$0.62

Three Months Ended March 31, 2022
Net income, basic	$2,031	5,186	$0.39
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$2,031	5,186	$0.39

The Company had no antidilutive shares outstanding in the three months ended March 31, 2023 and 2022, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

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

Index
In estimating the fair value of assets and liabilities, the Company relies mainly on two models. The first model used by the Company’s bond accounting service provider, determines the fair value of securities. Securities are priced based on an evaluation of observable market data, including benchmark yield curves, reported trades, broker/dealer quotes, and issuer spreads. Pricing is also impacted by credit information about the issuer, perceived market movements, and current news events impacting the individual sectors. The second source is a third party vendor the Company utilizes to provide fair value exit pricing for loans and interest bearing deposits in accordance with guidance.

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

Index
The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at March 31, 2023 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities
U.S. Treasury securities	$7,748	$-	$7,748	$-
Obligations of U.S. Government agencies	39,741	-	39,741	-
Obligations of state and political subdivisions	60,653	-	60,653	-
Mortgage-backed securities	88,696	-	88,696	-
Money market investments	1,661	-	1,661	-
Corporate bonds and other securities	25,414	-	25,414	-
Total available-for-sale securities	223,913	-	223,913	-
Derivatives
Interest rate swap on loans	1,478	-	1,478	-
Total assets	$225,391	$-	$225,391	$-

Liabilities:
Derivatives
Interest rate swap on loans	1,478	-	1,478	-
Total liabilities	$1,478	$-	$1,478	$-

		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$7,671	$-	$7,671	$-
Obligations of U.S. Government agencies	42,399	-	42,399	-
Obligations of state and political subdivisions	59,384	-	59,384	-
Mortgage-backed securities	88,913	-	88,913	-
Money market investments	1,816	-	1,816	-
Corporate bonds and other securities	25,335	-	25,335	-
Total available-for-sale securities	$225,518	$-	$225,518	$-
Derivatives
Interest rate lock	23	-	23	-
Interest rate swap on loans	1,447	-	1,447	-
Total assets	$226,988	$-	$226,988	$-

Assets Measured at Fair Value on a Nonrecurring Basis
Under certain circumstances, adjustments are made to the fair value for assets and liabilities although they are not measured at fair value on an ongoing basis.

Other Real Estate Owned (OREO)
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell at the date of foreclosure. Initial fair value is based upon appraisals the Company obtains from independent licensed appraisers. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and the ability and intent with regard to continued ownership of the properties. The Company may incur additional write-downs of foreclosed assets to fair value less estimated costs to sell if valuations indicate a further deterioration in market conditions. As such, the Company records OREO as a nonrecurring fair value measurement classified as Level 3.

Index
At March 31, 2023 and December 31, 2022 there was no OREO that was measured at fair value.

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

		Carrying Value at March 31, 2023
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans
Loans held for sale	$325	$-	$325	$-

		Carrying Value at December 31, 2022
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Construction	$110	$-	$-	$110
Total	$110	$-	$-	$110

Loans
Loans held for sale	$421	$-	$421	$-

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2022.

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Construction	$110	Market comparables	Selling costs	3.00% -8.00% (7.25%)

Index
The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at March 31, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$29,069	$29,069	$-	$-
Securities available-for-sale	223,913	-	223,913	-
Restricted securities	4,479	-	4,479	-
Loans held for sale	325	-	325	-
Loans, net	1,069,714	-	-	1,047,941
Derivatives
Interest rate swap on loans	1,478	-	1,478	-
Bank owned life insurance	34,304	-	34,304	-
Accrued interest receivable	4,427	-	4,427	-

Liabilities
Deposits	$1,199,615	$-	$1,200,738	$-
Overnight repurchase agreements	4,517	-	4,517	-
Federal Home Loan Bank advances	72,500	-	72,500	-
Long term borrowings	29,570	-	25,356	-
Derivatives
Interest rate swap on loans	1,478	-	1,478	-
Accrued interest payable	725	-	725	-

		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$19,250	$19,250	$-	$-
Securities available-for-sale	225,518	-	225,518	-
Restricted securities	3,434	-	3,434	-
Loans held for sale	421	-	421	-
Loans, net	1,016,559	-	-	996,807
Derivatives
Interest rate lock	23	-	23	-
Interest rate swap on loans	1,447	-	1,447	-
Bank owned life insurance	34,049	-	34,049	-
Accrued interest receivable	4,253	-	4,253	-

Liabilities
Deposits	$1,156,019	$-	$1,179,631	$-
Federal funds purchased	11,378	-	-	-
Overnight repurchase agreements	4,987	-	4,536	-
Federal Reserve Bank borrowings	46,100	-	480	-
Long term borrowings	29,538	-	29,657	-
Derivatives
Interest rate swap on loans	1,447	-	1,447	-
Accrued interest payable	834	-	834	-

Index
Note 11. Segment Reporting

The Company operates in a decentralized fashion in three principal business segments: the Bank, Wealth, and the Company (for purposes of this Note, the Parent). Revenues from the Bank’s operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Wealth’s operating revenues consist principally of income from fiduciary and asset management fees. The Parent’s revenues are mainly interest and dividends received from the Bank and Wealth. The Company has no other segments. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technologies and marketing strategies.

Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the three months ended March 31, 2023 and 2022 follows:

	Three Months Ended March 31, 2023
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$15,121	$32	$3,505	$(3,505)	$15,153
Income from fiduciary activities	-	1,116	-	-	1,116
Other income	2,066	254	50	(65)	2,305
Total operating income	17,187	1,402	3,555	(3,570)	18,574

Expenses
Interest expense	2,045	-	295	-	2,340
Provision for credit losses	376	-	-	-	376
Salaries and employee benefits	6,085	1,074	204	-	7,363
Other expenses	4,481	304	85	(65)	4,805
Total operating expenses	12,987	1,378	584	(65)	14,884

Income before taxes	4,200	24	2,971	(3,505)	3,690

Income tax expense (benefit)	713	6	(112)	-	607

Net income	$3,487	$18	$3,083	$(3,505)	$3,083

Capital expenditures	$130	$-	$-	$-	$130

Total assets	$1,407,919	$7,093	$132,434	$(131,295)	$1,416,151

Index
	Three Months Ended March 31, 2022
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,456	$14	$850	$(850)	$10,470
Income from fiduciary activities	-	1,072	-	-	1,072
Other income	2,179	279	50	(65)	2,443
Total operating income	12,635	1,365	900	(915)	13,985

Expenses
Interest expense	538	-	295	-	833
Provision for loan losses	101	-	-	-	101
Salaries and employee benefits	5,429	848	145	-	6,422
Other expenses	3,888	294	174	(65)	4,291
Total operating expenses	9,956	1,142	614	(65)	11,647

Income before taxes	2,679	223	286	(850)	2,338

Income tax expense (benefit)	377	48	(118)	-	307

Net income	$2,302	$175	$404	$(850)	$2,031

Capital expenditures	$197	$-	$-	$-	$197

Total assets	$1,317,803	$7,125	$137,819	$(137,362)	$1,325,385

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company’s 2022 Annual Report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist readers in understanding and evaluation the results of operations, financial condition, liquidity and capital resources of the Company, consisting of the parent company (the Parent) and its wholly-owned subsidiaries, the Bank and Wealth. This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements, the notes to the financial statements, and the other financial information contained elsewhere in this report, as well as the Company’s 2022 Form 10-K. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company’s future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on the Company’s future business, financial condition or results of operations, see “Cautionary Statement Regarding Forward-Looking Statements” at the end of this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

Net income for the three months ended March 31, 2023 was $3.1 million ($0.62 per diluted share) compared to $2.0 million ($0.39 per diluted share) for the three months ended March 31, 2022.  Total assets of $1.4 billion as of March 31, 2023 increased by $60.8 million from December 31, 2022.

Key factors affecting comparisons of consolidated net income for the three months ended March 31, 2023 are as follows. Comparisons are to the three months ended March 31, 2022 unless otherwise stated.

•
Net loans held for investment grew $53.2 million, or 5.2%, from December 31, 2022. Loans held for investment, (net of deferred fees and costs), excluding PPP (non-GAAP), grew $54.2 million, or 5.3%, from December 31, 2022 and $233.1 million, or 27.5%, from March 31, 2022.

•	Total deposits increased $43.6 million, or 3.8%, from December 31, 2022.
•	Return on average equity (ROE) increased to 12.5% for the first quarter of 2023, compared to 11.0% for the fourth quarter of 2022, and 7.0% for the prior year quarter.
•
Net income improved $440 thousand, or 16.7%, to $3.1 million for the first quarter of 2023 from $2.6 million for the fourth quarter of 2022, and $1.1 million, or 51.8%, from $2.0 million in the 2022 comparative quarter.

•
Net interest margin (NIM) was 4.02% in the first quarter of 2023, compared to 3.14% in the first quarter of 2022.  NIM on a fully tax-equivalent basis (FTE) (non-GAAP) was 4.04% in the first quarter of 2022 and 3.16% in the first quarter of 2022.

•	Net interest income for the first quarter of 2023, decreased $96 thousand, or 0.7%, compared to the prior quarter and increased $3.2 million, or 33.0%, compared to the first quarter of 2022.
•	Provision for credit losses of $376 thousand was recognized for the first quarter of 2023, compared to $633 thousand for the fourth quarter of 2022 and $101 thousand for the first quarter of 2022.
•
Noninterest expense decreased $119 thousand, or 1.0%, to $12.2 million for the first quarter of 2023, compared to $12.3 million for the fourth quarter of 2022 but increased $1.5 million, or 13.6%, from the first quarter of 2022.

•	On January 1, 2023, the Company adopted the Current Expected Credit Loss (CECL) methodology for estimating credit losses, which resulted in a decrease to opening retained earnings of $991 thousand.

For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” below.

Capital Management and Dividends
Total equity was $102.6 million at March 31, 2023, compared to $98.7 million at December 31, 2022. Total equity increased $3.9 million at March 31, 2023 compared to December 31, 2022, due primarily to lower unrealized losses in the market value of securities available-for-sale, which are recognized as a component of accumulated other comprehensive loss, and net income, partially offset by the adoption of CECL and dividends. The Company’s securities available for sale are fixed income debt securities, and their unrealized loss position is a result of increases in market interest rates rather than credit quality issues. The Company expects to recover its investments in debt securities through scheduled payments of principal and interest and unrealized losses are not expected to affect net income or regulatory capital of the Company or its subsidiaries.

Index
For the first quarter of 2023 and 2022, the Company declared dividends of $0.14 per share and $0.13 per share, respectively. The dividend represents a payout ratio of 22.7% of earnings per share for the first quarter of 2023. The Board of Directors of the Company continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements, and expected future earnings. The Company’s principal goals related to the maintenance of capital are to provide adequate capital to support the Company’s risk profile consistent with the Board-approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to stockholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total capital for the Bank are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

At March 31, 2023, the book value per share of the Company’s common stock was $20.52, and tangible book value per share (non-GAAP) was $20.14, compared to $19.75 and $19.37, respectively, at December 31, 2022. Refer to “Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

For further information on the Company’s critical accounting estimates, refer to Note 1, Description of Business and Summary of Significant Accounting Policies and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in its 2022 Form 10-K.

Allowance for Credit Losses on Loans
The ACLL represents the estimated balance the Company considers adequate to absorb expected credit losses over the expected contractual life of the loan portfolio. The ACLL is estimated using a loan-level discounted cash flows method for all loans with the exception of its automobile, farmland, and consumer portfolios. For the automobile, farmland, and consumer portfolios, the Company has elected to pool those loans based on similar risk characteristics to determine the ACLL using the remaining life methods.

Determining the appropriateness of the ACLL is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the ACLL in future periods. There are both internal factors (i.e. loan balances, credit quality, and the contractual lives of loans) and external factors (i.e. economic conditions such as trends in interest rates, GDP, inflation, and unemployment) that can impact the ACLL estimate.

For instance, the Company considers the national unemployment rate as an external economic variable in developing the ACLL. The quantitative ACLL estimate is sensitive to changes in the unemployment rate forecast over a one-year reasonable and supportable period, with the commercial loan portfolio being the most sensitive to fluctuations in unemployment. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans and therefore the appropriateness of the ACLL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ACLL because changes in those factors and inputs may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

The Company reviews its ACLL estimation process regularly for appropriateness as the economic and internal environment are constantly changing. While the ACLL estimate represents management’s current estimate of expected credit losses, due to uncertainty surrounding internal and external factors, there is potential that the estimate may not be adequate over time to cover credit losses in the portfolio. While management uses available information to estimate expected losses on loans, future changes in the ACLL may be necessary based on changes in portfolio composition, portfolio credit quality, economic conditions and/or other factors.

For further information concerning accounting policies, refer to Note 1. Description of Business and Summary of Significant Accounting Policies and Note 3. Loans and the Allowance for Credit Losses on Loans included in Item 1. “Financial Statements” above, as well as Note 1, Significant Accounting Policies included in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2022 Form 10-K.

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

Net interest income for the first quarter of 2023 was $12.8 million, an increase of $3.2 million, or 33.0%, from the first quarter of 2022. The increase from the prior-year comparative quarter was due primarily to deployment of lower yielding cash to fund growth in higher yielding loans and investments, and higher average yields on earning asset balances due to the effect of rising market interest rates, partially offset by higher average interest-bearing liabilities at higher average rates.

Net interest income, on a fully tax-equivalent basis (non-GAAP), was $12.9 million for the first quarter of 2023, an increase of $3.2 million from the 2022 comparative quarter. NIM for the first quarter of 2023 was 4.02%, an increase from 3.14% for the prior year quarter. On a fully tax-equivalent basis (non-GAAP), NIM was 4.04% and 3.16%, for the three months ended March 31, 2023 and 2022, respectively.

Average loans increased $192.0 million, or 22.2%, for the first three months of 2023 compared to the prior year comparative period. The increase in average loans outstanding in 2023 compared to 2022 was due primarily to growth in the real estate mortgage, commercial real estate, automobile, and consumer segments of the loan portfolio. Average loan yields were higher in the first three months of 2023 compared to the same period of 2022, due primarily to the effects of rising interest rates. During 2022 and continuing into 2023, market interest rates increased, and while the Company expects asset yields to continue to rise, the cost of funds is expected to rise at a faster pace. The extent to which rising interest rates will ultimately affect the Company’s NIM is uncertain. For more information about these FTE financial measures, please see “Non-GAAP Financial Measures” below.

Average securities available for sale decreased $14.5 million during the first three months of 2023, compared to the same period in 2022, due primarily to fluctuations in fair market value. The average yield on the securities portfolio on a fully tax-equivalent basis increased 154 basis points for the first three months of 2023 compared to the same period in 2022.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $131.0 million for the first three months of 2023, compared to the same period in 2022 due primarily to deployment of liquidity in loans held for investment. The average yield on interest-bearing deposits in other banks increased 372 basis points for the first three months of 2023 compared to the same period in 2022 due to rising interest rates. The Federal Reserve Bank increased the interest rate on excess cash reserve balances from 0.10 percent at the end of 2020 to 5.15 percent during the second quarter of 2023.

Average money market, savings and interest-bearing demand deposits, in aggregate, increased $24.3 million first three months of 2023, respectively, and average time deposits decreased $19.3 million for the first three months of 2023, compared to the same periods in 2022. Average noninterest-bearing demand deposits increased $15.8 million for the first quarter of 2023 compared to the same periods of 2022. The average cost of interest-bearing deposits increased 45 basis points for the first quarter of 2023, compared to the same period in 2022, due primarily to higher rates on deposits driven by depositors seeking increased yields and competitive pricing pressures. As the rising interest rate environment lengthens, average cost of funding will continue to increase at a faster pace. Changes in rates take effect immediately for interest checking, money market and savings accounts, while changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity. Average borrowings increased $56.1 million for the first three months of 2023 compared to the same period in 2022 as average loan growth outpaced average deposit growth over the comparative periods.

Index
The following table shows analyses of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the quarters ended March 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**

(dollars in thousands)
ASSETS
Loans*	$1,055,878	$13,042	5.01%	$863,897	$9,196	4.32%
Investment securities:
Taxable	186,292	1,764	3.84%	201,940	989	1.99%
Tax-exempt*	38,206	268	2.85%	37,007	265	2.90%
Total investment securities	224,498	2,032	3.67%	238,947	1,254	2.13%
Interest-bearing due from banks	6,596	64	3.94%	137,601	73	0.22%
Federal funds sold	577	6	4.23%	4,441	1	0.09%
Other investments	3,632	66	7.32%	1,142	14	4.90%
Total earning assets	1,291,181	$15,210	4.78%	1,246,028	$10,538	3.43%
Allowance for loan losses	(11,339)			(9,989)
Other non-earning assets	104,511			93,796
Total assets	$1,384,353			$1,329,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$70,254	$3	0.02%	$75,129	$3	0.02%
Money market deposit accounts	428,941	842	0.80%	389,368	163	0.17%
Savings accounts	115,880	9	0.03%	126,258	10	0.03%
Time deposits	148,563	537	1.47%	167,859	361	0.87%
Total time and savings deposits	763,638	1,391	0.74%	758,614	537	0.29%
Federal funds purchased, repurchase agreements and other borrowings	7,959	37	1.91%	4,589	1	0.10%
Federal Home Loan Bank advances	52,626	617	4.69%	-	-	0.00%
Long term borrowings	29,551	295	4.00%	29,419	295	4.01%
Total interest-bearing liabilities	853,774	2,340	1.11%	792,622	833	0.43%
Demand deposits	429,928			414,080
Other liabilities	8,347			5,368
Stockholders’ equity	100,453			117,765
Total liabilities and stockholders’ equity	$1,392,502			$1,329,835
Net interest margin		$12,870	4.04%		$9,705	3.16%
*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $57 thousand and $68 thousand for March 31, 2023 and 2022, respectively.
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

Index
TABLE 2: VOLUME AND RATE ANALYSIS*

	Three months ended March 31, 2023 from 2022 Increase (Decrease)

	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
EARNING ASSETS
Loans*	$2,044	$1,802	$3,846
Investment securities:
Taxable	(77)	852	775
Tax-exempt*	9	(6)	3
Total investment securities	(68)	846	778

Federal funds sold	(1)	6	5
Other investments**	(39)	82	43
Total earning assets	1,936	2,736	4,672

INTEREST-BEARING LIABILITIES
Interest-bearing transaction accounts	-	-	-
Money market deposit accounts	17	662	679
Savings accounts	(1)	-	(1)
Time deposits	(41)	217	176
Total time and savings deposits	(25)	879	854
Federal funds purchased, repurchase agreements and other borrowings	1	35	36
Federal Home Loan Bank advances	-	617	617
Long term borrowings	1	(1)	-
Total interest-bearing liabilities	(23)	1,530	1,507

Change in net interest income	$1,959	$1,206	$3,165
* Computed on a fully tax-equivalent basis using a 21% rate.
** Other investments include interest-bearing balances due from banks.

The Company believes NIM may be affected in future periods by several factors that are difficult to predict, including (1) changes in interest rates, which may depend on the severity of adverse economic conditions, inflationary pressures, the timing and extent of any economic recovery, which are inherently uncertain; (2) possible changes in the composition of earning assets which may result from decreased loan demand as a result of the current economic environment; and (3) possible changes in the composition of interest-bearing liabilities, which may result from decreased deposit balances or increased competition for deposits, or from changes in the availability of certain types of wholesale funding.

Provision for Credit Losses
For the three months ended March 31, 2023, the Company recognized a provision for credit losses of $376 thousand compared to $101 thousand for the three months ended March 31, 2022.  The provision for credit losses for the first quarter of 2023 reflected a provision of $563 thousand for loans and a recovery of provision for unfunded commitments of $187 thousand. The increase in provision expense for loans was due primarily to growth in the portfolio. The recovery of provision for unfunded commitments was due to fluctuations in utilization levels. Charged-off loans totaled $449 thousand and $700 thousand in the first three months of 2023 and 2022, respectively. Recoveries amounted to $270 thousand and $254 thousand for the three months ended March 31, 2023 and 2022, respectively. The Company’s annualized net loans charged off to average loans were 0.07% for the first quarter of 2023 compared to 0.21% for the first quarter of 2022.

The state of the local economy can have a significant impact on the level of loan charge-offs. If the economy begins to contract, nonperforming assets could increase as a result of declines in real estate values and home sales or increases in unemployment rates and financial stress on borrowers. Increased nonperforming assets would increase charge-offs and reduce earnings due to larger contributions to the provision for loan losses.

Index
Noninterest Income
Total noninterest income was $3.4 million for the first quarter of 2023 compared to $3.5 million for the first quarter of 2022. Although fiduciary and asset management fees, service charges on deposit accounts, other service charges, commissions and fees, and bank-owned life insurance increased compared to the prior year quarter, these increases were offset by lower mortgage banking income and other operating income. The decrease in mortgage banking income for the first quarter of 2023 compared to the first quarter of 2022 was due to declines in volume of mortgage originations attributable to changes in mortgage market conditions.

Noninterest Expense
Noninterest expense totaled $12.2 million for the first quarter of 2023 compared to $10.7 million for the first quarter of 2022. The increase over the prior year quarter was primarily driven by increased salary and benefit expense, data processing, ATM and other losses, and other operating expenses.  The increase in salary and benefits was primarily driven by the addition of revenue producing officers, a return to normalized position vacancy levels, incentive compensation expense, and lower deferred loan costs. The Company completed negotiations with a major vendor relationship during the fourth quarter of 2022 which began reducing certain existing cost structures during the first quarter of 2023 and will provide an opportunity for operational leverage for future growth at fixed cost levels. Several other major vendor contracts and relationships continue to be assessed and negotiated as a key component of efforts to reduce noninterest expense levels while improving operational efficiency.

The Company’s income tax expense increased $300 thousand for the first quarter of 2023 when compared to the same period in 2022 primarily due to changes in the levels of pre-tax income and the mix of effective tax-exempt income. The effective federal income tax rates for the three months ended March 31, 2023 and 2022 was 16.5% and 13.1%, respectively.

Balance Sheet Review
At March 31, 2023, the Company had total assets of $1.4 billion, an increase of $60.8 million compared to assets as of December 31, 2022.

Net loans held for investment increased $53.2 million or 5.2%, from $1.0 billion at December 31, 2022 to $1.1 billion at March 31, 2023, driven by diversified loan growth in the following segments: construction, land development, and other land loans of $8.7 million, residential real estate of $17.1 million, and indirect automobile of $25.0 million. Cash and cash equivalents increased $9.8 million from December 31, 2022 to March 31, 2023. Securities available for sale, at fair value, decreased $1.6 million or 0.7% over the same period due to increases in the rate environment.

Total deposits of $1.2 billion as of March 31, 2023 increased $43.6 million, or 3.8% from December 31, 2022. Noninterest-bearing deposits decreased $15.4 million, or 3.2%, savings deposits increased $45.0 million, or 7.7%, and time deposits increased $12.1 million, or 7.9%, as depositors shift into higher yielding deposit products.

The Company utilizes FHLB advances as a primary source of liquidity as needed. At March 31, 2023 and December 31, 2022, the Company had FHLB advances of $72.5 million and $46.1 million, respectively.

Securities Portfolio
When comparing March 31, 2023 to December 31, 2022, securities available-for-sale decreased $1.6 million, or 0.7%. The change in market value was due primarily to changes in market interest rates.

The Company’s strategy for the securities portfolio is primarily intended to manage the portfolio’s susceptibility to interest rate risk and to provide liquidity to fund loan growth. The securities portfolio is also adjusted to achieve other asset/liability objectives, including pledging requirements, and to manage tax exposure when necessary.

The following table sets forth a summary of the securities portfolio in dollar amounts at fair value and as a percentage of the Company’s total securities available-for-sale as of the dates indicated:

Index
TABLE 3: SECURITIES PORTFOLIO

	March 31,		December 31,
(Dollars in thousands)	2023		2022
U.S. Treasury securities	$7,748	3%	$7,671	3%
Obligations of U.S. Government agencies	39,741	17%	42,399	19%
Obligations of state and political subdivisions	60,653	27%	59,384	26%
Mortgage-backed securities	88,696	39%	88,913	39%
Money market investments	1,661	1%	1,816	1%
Corporate bonds and other securities	25,414	11%	25,335	11%
	223,913	98%	225,518	99%
Restricted securities:
Federal Home Loan Bank stock	$3,754	2%	2,709	1%
Federal Reserve Bank stock	683	-	683	-
Community Bankers’ Bank stock	42	-	42	-
	4,479		3,434
Total Securities	$228,392	100%	$228,952	100%

The following table summarizes the contractual maturity of the securities portfolio and their weighted average yields as of March 31, 2023.

TABLE 4: MATURITY OF SECURITIES

	1 year or less
(Dollars in thousands)	2023	1-5 years	5-10 years	Over 10 years	Total
U.S. Treasury securities	$-	$7,748	$-	$-	$7,748
Weighted average yield	-	2.75%	-	-	2.75%

Obligations of U.S. Government agencies	$779	$4,418	$2,788	$31,756	$39,741
Weighted average yield	0.73%	2.22%	4.25%	5.73%	5.14%

Obligations of state and policitcal subdivisions	$164	$1,271	$18,786	$40,432	$60,653
Weighted average yield	0.75%	2.95%	2.22%	2.72%	2.57%

Mortgage-backed securities	$-	$5,321	$10,994	$72,381	$88,696
Weighted average yield	-	3.92%	2.29%	2.93%	2.91%

Money market investments	$1,661	$-	$-	$-	$1,661
Weighted average yield	4.28%	-	-	-	4.28%

Corporate bonds and other securities	$484	$-	$24,930	$-	$25,414
Weighted average yield	3.44%	-	4.44%	-	4.44%

Federal Home Loan Bank stock	$-	$-	$-	$3,754	$3,754
Weighted average yield	-	-	-	6.37%	6.37%

Federal Reserve Bank stock	$-	$-	$-	$683	$683
Weighted average yield	-	-	-	6.00%	6.00%

Community Bankers’ Bank stock	$-	$-	$-	$42	$42
Weighted average yield	-	-	-	0.00%	0.00%
Total Securities	$3,088	$18,758	$57,498	$149,048	$228,392
Weighted average yield	2.99%	2.97%	3.29%	3.54%	3.43%

The table above is based on maturity; therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average yield is calculated on a fully tax-equivalent basis using a 21% rate on a pro rata basis for each security based on its relative amortized cost.

For more information about the Company’s securities available-for-sale, including information about securities in an unrealized loss position at March 31, 2023 and December 31, 2022, see Part I, Item 1, “Financial Statements” under the heading Note 2, Securities in this Quarterly Report on Form 10-Q.

Index
Loan Portfolio
The following table shows a breakdown of total loans by segment at March 31, 2023 and December 31, 2022.

TABLE 5: LOAN PORTFOLIO

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Commercial and industrial	$73,367	$72,578
Real estate-construction	86,690	77,944
Real estate-mortgage (1)	276,112	259,091
Real estate-commercial	431,011	429,863
Consumer	210,287	185,269
Other	3,798	2,340
Ending Balance	$1,081,265	$1,027,085

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

The maturity distribution and rate sensitivity of the Company’s loan portfolio at March 31, 2023 is presented below:

TABLE 6: MATURITY/REPRICING SCHEDULE OF LOAN PORTFOLIO

(Dollars in thousands)	As of March 31, 2023
	Commercial and industrial	Real estate-construction	Real estate-mortgage (1)	Real estate-commercial	Consumer	Other	Total
Variable Rate:
Within 1 year	$12,451	$55,381	$68,605	$42,876	$8,067	$2,991	$190,371
1 to 5 years	505	447	21,859	29,041	2	498	52,352
5 to 15 years	-	1,964	43,462	1,046	25	-	46,497
After 15 years	-	486	-	-	77	-	563
Fixed Rate:
Within 1 year	$1,318	$8,835	$5,139	$19,805	$3,023	$-	$38,120
1 to 5 years	21,070	11,585	41,533	188,361	69,295	-	331,844
5 to 15 years	38,023	7,947	39,446	144,400	120,153	309	350,278
After 15 years	-	45	56,068	5,482	9,645	-	71,240
	$73,367	$86,690	$276,112	$431,011	$210,287	$3,798	$1,081,265

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

For more information about the Company’s loan portfolio at March 31, 2023 and December 31, 2022, see Part I, Item 1, “Financial Statements” under the heading Note 3, Loans and the Allowance for Credit Losses on Loans in this Quarterly Report on Form 10-Q.

Nonperforming Assets
The following table summarizes information concerning credit ratios and nonperforming assets. Balances and ratios presented as of March 31, 2023 are in accordance with ASC 326, whereas balances and ratios presented as of December 31, 2022 are presented in accordance with previously applicable GAAP.

The Company continued to experience historically low levels of nonperforming assets in 2023, however, the economic environment could be impact performance, which could increase NPAs in future periods. Refer to Part I, Item 1, “Financial Statements” under the heading Note 3, Loans and the Allowance for Credit Losses on Loans in this Quarterly Report on Form 10-Q for more information.

Index
TABLE 7: NONPERFORMING ASSETS

	March 31,	December 31,
(dollars in thousands)	2023	2022
Total loans	$1,081,265	$1,027,085
Nonaccrual loans	$980	$1,243
Loans past due 90 days or more and accruing interest	722	$840
Total Nonperforming Assets	$1,702	$2,083
ACLL	$11,551	$10,526
Nonaccrual loans to total loans	0.09%	0.12%
ACLL to total loans	1.07%	1.02%
ACLL to nonaccrual loans	1178.67%	846.82%
Annualized year-to-date net charge-offs to average loans	0.07%	0.02%

The adoption of ASC 326 replaced previous impaired loan and TDR accounting guidance, and the evaluation of ACLL includes loans previously designated as impaired or TDRs together with other loans that share similar risk characteristics.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. For a detailed discussion of the Company’s nonperforming assets, refer to Part I, Item 1, “Financial Statements” under the heading Note 3, Loans and the Allowance for Credit Losses on Loans in this Quarterly Report on Form 10-Q.

Allowance for Credit Losses
At March 31, 2023, the ACL was $11.8 million, comprised of ACLL of $11.6 million and a reserve for unfunded commitments of $214 thousand. The increase in the ACLL during the first quarter of 2023 was due primarily to growth in the portfolio and the adoption of CECL, which resulted in an implementation adjustment on January 1, 2023 of $641 thousand. The following table summarizes the ACL as of March 31, 2023.

(Dollars in thousands)	March 31, 2023
Total ACLL	$11,551
Total Reserve for Unfunded Commitments	214
Total ACL	$11,765
ACLL to total loans	1.07%
ACL to total loans	1.09%

For more information regarding the ACL and ACLL, refer to Part I, Item 1, “Financial Statements” under the heading Note 1. Description of Business and Summary of Significant Accounting Policies and Note 3. Loans and the Allowance for Credit Losses on Loans in this Quarterly Report on Form 10-Q.

The ACLL represents an amount that, in management’s judgement, will be adequate to absorb expected credit losses in the loan portfolio; however, if elevated levels of risk are identified, provision for credit losses may increase in future periods.  The following tables present the Company’s loan loss experience for the periods indicated:

Index
TABLE 8: ALLOWANCE FOR CREDIT LOSSES ON LOANS

For the three months ended March 31, 2023
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526
Day 1 impact of adoption of CECL	(11)	19	87	1,048	(365)	(137)	-	641
Charge-offs	-	-	-	-	(377)	(72)	-	(449)
Recoveries	8	-	11	-	237	14	-	270
Provision for credit losses	(6)	82	199	70	81	143	(6)	563
Ending Balance	$664	$653	$2,872	$5,617	$1,641	$104	$-	$11,551

Average loans	77,014	81,771	268,620	425,751	200,020	2,702		1,055,878
Ratio of net charge-offs to average loans	-0.01%	0.00%	0.00%	0.00%	0.07%	2.15%		0.02%

For the three months ended March 31, 2022
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865
Charge-offs	(296)	-	-	-	(307)	(97)	-	(700)
Recoveries	77	-	30	-	116	31	-	254
Provision for loan losses	72	45	14	(187)	170	(13)	-	101
Ending Balance	$536	$504	$2,434	$4,600	$1,341	$105	$-	$9,520

Average loans	67,002	60,513	212,063	398,547	116,691	7,375		862,191
Ratio of net charge-offs to average loans	0.33%	0.00%	-0.01%	0.00%	0.16%	0.89%		0.05%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

The following table shows the amount of the ACLL allocated to each category and the ratio of corresponding outstanding loan balances as of the periods indicated. Although the ACLL is allocated into these categories, the entire ACLL is available to cover credit losses in any category.

TABLE 9: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

	March 31,		December 31,
	2023		2022
(Dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial	$664	6.79%	$673	7.07%
Real estate-construction	653	8.02%	552	7.59%
Real estate-mortgage (1)	2,872	25.54%	2,575	25.23%
Real estate-commercial	5,617	39.86%	4,499	41.85%
Consumer	1,641	19.45%	2,065	18.04%
Other	104	0.35%	156	0.23%
Unallocated	-	-	6	-
Ending Balance	$11,551	100.00%	$10,526	100.00%

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

As of December 31, 2022, total deposits were $1.2 billion, an increase of $43.6 million, or 3.8%, compared to December 31, 2022. The following table presents average balances and average rates paid on deposits for the periods presented.

Index
TABLE 10: DEPOSITS

	Three Months ended March 31,
	2023		2022
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing transaction	$70,254	0.02%	$75,129	0.02%
Money market	428,941	0.80%	389,368	0.17%
Savings	115,880	0.03%	126,258	0.03%
Time deposits	148,563	1.47%	167,859	0.87%
Total interest bearing	763,638	0.74%	758,614	0.29%
Demand	429,928		414,080
Total deposits	$1,193,566		$1,172,694

As of March 31, 2023 and 2022, the estimated amounts of total uninsured deposits were $235.0 million and $273.7 million, respectively. The following table shows maturities of the estimated amounts of uninsured time deposits at March 31, 2023. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

TABLE 11: MATURITIES OF UNINSURED TIME DEPOSITS

As of March 31,
(dollars in thousands)	2023
Maturing in:
Within 3 months	$11,883
4 through 6 months	5,817
7 through 12 months	14,006
Greater than 12 months	22,000
$53,706

Capital Resources
Total stockholders’ equity as of March 31, 2023 was $102.6 million, up 3.9% from $98.7 million on December 31, 2022. The increase was primarily due to lower unrealized losses in the market value of securities available for sale, which are recognized as a component of accumulated other comprehensive loss, and net income, partially offset by the adoption of CECL. The Company’s securities available-for-sale are fixed income debt securities, and their unrealized loss position is a result of changes in market interest rates rather than credit quality issues. The Company expects to recover its investments in debt securities through scheduled payments of principal and interest and unrealized losses are not expected to affect the net income or regulatory capital of the Company or its subsidiaries.

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

The Bank’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for credit losses. In addition, the Bank has made the one-time irrevocable election to continue treating accumulated other comprehensive income under regulatory standards that were in place prior to the Basel III Capital Rules in order to eliminate volatility of regulatory capital that can result from fluctuations in accumulated other comprehensive (loss) income and the inclusion of accumulated other comprehensive (loss) income in regulatory capital, as would otherwise be required under the Basel III Capital Rule. As a result of this election, changes in accumulated other comprehensive (loss) income, including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table below for the Bank

Pursuant to applicable regulations and regulatory guidance, the Company is treated as a small bank holding company and will not be subject to regulatory capital requirements. For more information, refer to “Regulation and Supervision” included in Item 1, “Business” of the Company’s 2022 Form 10-K.

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

Index
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

The following is a summary of the Bank’s capital ratios as of March 31, 2023 and December 31, 2022. As shown below, these ratios were all well above the recommended regulatory minimum levels.

TABLE 12: REGULATORY CAPITAL

	2023 Regulatory Minimums	March 31, 2023	2022 Regulatory Minimums	December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	11.12%	4.500%	10.80%
Tier 1 Capital to Risk-Weighted Assets	6.000%	11.12%	6.000%	10.80%
Tier 1 Leverage to Average Assets	4.000%	9.74%	4.000%	9.43%
Total Capital to Risk-Weighted Assets	8.000%	12.08%	8.000%	11.70%
Capital Conservation Buffer	2.500%	4.08%	2.500%	3.70%
Risk-Weighted Assets (in thousands)		$1,225,088		$1,177,600

On July 14, 2021, the Company issued $30.0 million in aggregate principal amount of 3.50% fixed-to-floating rate subordinated notes due 2031 (the Notes) in a private placement transaction.  The Notes initially bear interest at a fixed rate of 3.50% for five years and convert to three-month SOFR plus 286 basis points, resetting quarterly, thereafter.  The Notes were structured to qualify as Tier 2 capital for regulatory purposes and are included in the Company’s Tier 2 capital as of March 31, 2023 and December 31, 2022.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. Additional sources of liquidity available to the Company include cash flows from operations, loan payments and payoffs, deposit growth, maturities, calls and sales of securities, the issuance of brokered certificates of deposits and the capacity to borrow additional funds.

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of the end of the first quarter of 2023, the Company had $404.1 million in FHLB borrowing availability based on loans and securities currently available for pledging. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks.

Based on the Company’s management of liquid assets, the availability of borrowed funds, and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs. The Bank also participates in the IntraFi Cash Sweep, a product which provides the Bank the capability of providing additional deposit insurance to customers through three types of account arrangements. The Company experienced a change in liquidity mix beginning during the fourth quarter of 2022 as short-term FHLB borrowings were utilized to fund loan growth. Notwithstanding the foregoing, the Company’s ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in the Company’s markets. The Company is closely monitoring changes in the industry and market conditions that may affect the Company’s liquidity, including the potential impacts on the Company’s liquidity of declines in the fair value of the Company’s securities portfolio as a result of rising market interest rates and developments in the financial services industry that may change the availability of traditional sources of liquidity or market expectations with respect to available sources and amounts of additional liquidity. Depending on its liquidity levels, its capital position, conditions in the capital markets and other factors, the Company may from time to time consider the issuance of debt, equity, other securities or other possible capital markets transactions, the proceeds of which could provide additional liquidity for the Company’s operations.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at March 31, 2023. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

Index
TABLE 13: LIQUIDITY SOURCES AND USES

	March 31,
	2023
(dollars in thousands)	Total	In Use	Available
Sources:
Federal funds lines of credit	$100,000	$-	$100,000
Federal Home Loan Bank advances	404,145	72,500	331,645
Federal funds sold & balances at the Federal Reserve			11,234
Securities, available for sale and unpledged at fair value			141,004
Total short-term funding sources			$583,883

Uses: (1)
Unfunded loan commitments and lending lines of credit			80,876
Letters of credit			131
Total potential short-term funding uses			81,007
Liquidity coverage ratio			720.8%

(1) Represents partial draw levels based on loan segment.

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

In the ordinary course of business the Company has entered into contractual obligations and has made other commitments to make future payments. As of March 31, 2023, there have been no material changes outside the ordinary course of business as disclosed in the Company’s contractual obligations disclosed in the Company’s 2022 Form 10-K.

Off-Balance Sheet Arrangements
As of March 31, 2023, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2022 Form 10-K.

Non-GAAP Financial Measures
In reporting the results as of and for the three months ended March 31, 2023, the Company has provided supplemental financial measures on a tax equivalent, tangible, or adjusted basis.  These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP.  In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations and enhance comparability of results of operations with prior periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance. A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is presented below.

Index
TABLE 14: Non-GAAP FINANCIAL MEASURES

	Three Months Ended March 31,
(dollar in thousands, except share and per share data)	2023	2022
Fully Taxable Equivalent Net Interest Income
Net interest income (GAAP)	$12,813	$9,637
FTE adjustment	57	68
Net interest income (FTE) (non-GAAP)	$12,870	$9,705
Noninterest income (GAAP)	3,421	3,515
Total revenue (FTE) (non-GAAP)	$16,291	$13,220
Noninterest expense (GAAP)	12,168	10,713

Average earning assets	$1,291,181	$1,246,028
Net interest margin	4.02%	3.14%
Net interest margin (FTE) (non-GAAP)	4.04%	3.16%

Efficiency ratio	74.95%	81.46%
Efficiency ratio (FTE) (non-GAAP)	74.69%	81.04%

Tangible Book Value Per Share	March 31, 2023	December 31, 2022
Total Stockholders Equity (GAAP)	$102,598	$98,734
Less goodwill	1,650	1,650
Less core deposit intangible	220	231
Tangible Stockholders Equity (non-GAAP)	$100,728	$96,853
Shares issued and outstanding, including nonvested restricted stock	5,000,331	4,999,083

Book value per share	$20.52	$19.75
Tangible book value per share	$20.14	$19.37

ACLL as a Percentage of Loans Held for Investment	March 31, 2023	December 31, 2022	March 31, 2022
Loans held for investment (net of deferred fees and costs) (GAAP)	$1,081,265	$1,027,085	$855,234
Less PPP originations	471	530	7,509
Loans held for investment, (net of deferred fees and costs), excluding PPP (non-GAAP)	$1,080,794	$1,026,555	$847,725
ACLL	$11,551	$10,526	$9,520
ACLL as a Percentage of Loans Held for Investment	1.07%	1.02%	1.11%
ACLL as a Percentage of Loans Held for Investment, net of PPP originations	1.07%	1.03%	1.12%

Index
Cautionary Statement Regarding Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q, which use language such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” and similar expressions, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of the Company’s management, as well as estimates and assumptions made by, and information available to, management, as of the time such statements are made. These statements are inherently uncertain, and there can be no assurance that the underlying beliefs, estimates, or assumptions will prove to be accurate. Actual results, performance, achievements, or trends could differ materially from historical results or those anticipated by such statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its business or operations. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation: statements regarding strategic business initiatives, including vendor review initiatives and new vendor relationships, and the future financial impact of those initiatives; expected future operations and financial performance; current and future interest rate levels and fluctuations and potential impacts on the Company’s NIM, future financial and economic conditions, industry conditions, and loan demand; impacts of economic uncertainties; performance of loan and securities portfolios, asset quality, future levels of the ALLL and the provision for credit losses and the level of future charge-offs; deposit growth; management’s belief regarding liquidity and capital resources; the Company’s technology and efficiency initiatives and anticipated completion timelines; changes in NIM and items affecting NIM; expected future recovery of investments in debt securities; expected impact of unrealized losses on earnings and regulatory capital of the Company or the Bank; liquidity and capital levels; cybersecurity risks; inflation; the effect of future market and industry trends; and other statements that include projections, predictions, expectations, or beliefs about future events or results, or otherwise are not statements of historical fact. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in or the effects of:

•
interest rates and yields, such as increases or volatility in short-term interest rates or yields on U.S. Treasury bonds and increases or volatility in mortgage interest rates, and the impacts on macroeconomic conditions, customer and client behavior, the Company’s funding costs, and the Company’s loan and securities portfolios

•	inflation and its impacts on economic growth and customer and client behavior
•
adverse developments in the financial services industry, such as the recent bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer and client behavior

•	the sufficiency of liquidity
•
general economic and business conditions in the United States generally and particularly in the Company’s service area, including unemployment levels, supply chain disruptions, higher inflation, slowdowns in economic growth, continuing economic impacts of the COVID-19 pandemic, and the ongoing conflict between Russia and Ukraine, and the impacts on customer and client behavior

•
conditions within the financial markets and in the banking industry, as well as the financial condition and capital adequacy of other participants in the banking industry, and the market reactions thereto

•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System (the Federal Reserve), the effect of these policies on interest rates and business in our markets and any changes associated with the current administration

•	the quality or composition of the loan or securities portfolios and changes therein
•	effectiveness of expense control initiatives
•	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as may be affected by inflation, changing interest rates, or other factors
•	the Company’s liquidity and capital positions
•	the value of securities held in the Company’s investment portfolios
•	deposit flows
•	the Company’s technology, efficiency, and other strategic initiatives
•
the legislative/regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB

•	future levels of government defense spending particularly in the Company’s service areas
•	uncertainty over future federal spending or budget priorities, particularly in connection with the Department of Defense, on the Company’s service areas
•	the impact of potential changes in the political landscape and related policy changes, including monetary, regulatory and trade policies
•	the U.S. Government’s guarantee of repayment of student or small business loans purchased by the Company
•	potential claims, damages and fines related to litigation or government actions
•	demand for loan products and the impact of changes in demand on loan growth
•	changes in the volume and mix of interest-earning assets and interest-bearing liabilities
•	the effects of management’s investment strategy and strategy to manage the NIM
•	the level of net charge-offs on loans
•	performance of the Company’s dealer lending program
•	the Company’s branch realignment initiatives

Index
•	the strength of the Company’s counterparties
•	the Company’s ability to compete in the market for financial services and increased competition from both banks and non-banks, including fintech companies
•	demand for financial services in the Company’s market area
•	implementation of new technologies
•	the Company’s ability to develop and maintain secure and reliable electronic systems
•	any interruption or breach of security in the Company’s information systems or those of the Company’s third-party vendors or their service providers
•	reliance on third parties for key services
•	cyber threats, attacks or events
•	the impact of changes in the political landscape and related policy changes, including monetary, regulatory, and trade policies
•
the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, financial crises, political crises, war and other geopolitical conflicts, such as the war between Russia and Ukraine, or public health events, such as the COVID-19 pandemic, and of governmental and societal responses thereto, on, among other things, the Company’s operations, liquidity and credit quality

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

These risks and uncertainties, and the factors discussed in more detail in Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2022 Form 10-K should be considered in evaluating the forward-looking statements contained herein. Forward-looking statements are not statements of historical fact.  Readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company does not intend or assume any obligation to update, revise, or clarify any forward-looking statements that may be made from time to time or on behalf of the Company, whether as a result of new information, future events, or otherwise, except as otherwise required by law. In addition, past results of operations are not necessarily indicative of future results.

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

Index
Changes in Internal Controls. The Company adopted ASC 326, as described in Note 1 to the consolidated interim financial statements, effective January 1, 2023.  Related to the adoption of these new accounting standards, the Company modified certain internal controls and designed and implemented certain new internal controls over the measurement of the allowance for credit losses on loans and the reserve for unfunded commitments and related disclosures. New internal controls related primarily to the modeling of expected credit losses on loans, including controls over critical data and other inputs and model results. There were no other changes in the Company’s internal control over financial reporting during the Company’s first quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s 2022 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon vesting of restricted stock awards to satisfy tax withholding requirements. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the three months ended March 31, 2023, the Company did not repurchase any shares related to the equity compensation plan awards.

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

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL, filed herewith: (i) Consolidated Balance Sheets (unaudited for March 31, 2023), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Inline XBRL (included with Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

May 15, 2023	/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

May 15, 2023	/s/Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)