Form 10-Q
period 2023-06-30
OLD POINT FINANCIAL CORP
filed 2023-08-14
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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

5,037,275 shares of common stock ($5.00 par value) outstanding as of August 1, 2023

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

i

GLOSSARY OF DEFINED TERMS

2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
ACL	Allowance for Credit Losses
ACLL	Allowance for Credit Losses on Loans, a component of ACL
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLR	Community Bank Leverage Ratio Framework
COVID-19	Novel coronavirus disease 2019
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
IRLC	Interest Rate Lock Commitments
NIM	Net Interest Margin
Notes	The Company’s 3.50% fixed-to-floating rate subordinated notes due 2031
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
ROE	Return on Average Equity
SEC	U.S. Securities and Exchange Commission
SOFR	Secured overnight financing rate
TDR	Troubled Debt Restructuring
Wealth	Old Point Trust & Financial Services N.A.

Index
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands, except share data)	2023	2022
	(unaudited)
Assets

Cash and due from banks	$21,262	$15,670
Interest-bearing due from banks	32,092	3,580
Federal funds sold	809	-
Cash and cash equivalents	54,163	19,250
Securities available-for-sale, at fair value	210,561	225,518
Restricted securities, at cost	4,559	3,434
Loans held for sale	1,017	421
Loans, net	1,082,965	1,016,559
Premises and equipment, net	30,403	31,008
Premises and equipment, held for sale	344	987
Bank-owned life insurance	34,563	34,049
Goodwill	1,650	1,650
Core deposit intangible, net	209	231
Other assets	22,625	22,228
Total assets	$1,443,059	$1,355,335

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$344,696	$418,582
Savings deposits	626,285	584,527
Time deposits	257,734	152,910
Total deposits	1,228,715	1,156,019
Overnight repurchase agreements	4,500	4,987
Federal funds purchased and other short-term borrowings	-	11,378
Federal Home Loan Bank advances	69,450	46,100
Long term borrowings	29,603	29,538
Accrued expenses and other liabilities	8,249	8,579
Total liabilities	1,340,517	1,256,601

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,037,275 and 4,999,083 shares outstanding (includes 59,999 and 46,989 of nonvested restricted stock, respectively)	24,886	24,761
Additional paid-in capital	16,777	16,593
Retained earnings	80,636	78,147
Accumulated other comprehensive loss, net	(19,757)	(20,767)
Total stockholders’ equity	102,542	98,734
Total liabilities and stockholders’ equity	$1,443,059	$1,355,335

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited, dollars in thousands, except share and per share data)	2023	2022	2023	2022
Interest and Dividend Income:
Loans, including fees	$14,185	$9,483	$27,226	$18,667
Due from banks	93	208	157	281
Federal funds sold	9	6	15	7
Securities:
Taxable	1,772	1,123	3,536	2,112
Tax-exempt	209	251	421	460
Dividends and interest on all other securities	79	14	145	28
Total interest and dividend income	16,347	11,085	31,500	21,555

Interest Expense:
Checking and savings deposits	1,569	148	2,423	324
Time deposits	1,419	320	1,956	681
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	2	1	39	2
Federal Home Loan Bank advances	963	-	1,580	-
Long term borrowings	295	295	590	590
Total interest expense	4,248	764	6,588	1,597
Net interest income	12,099	10,321	24,912	19,958
Provision for credit losses	361	570	737	671
Net interest income after provision for credit losses	11,738	9,751	24,175	19,287

Noninterest Income:
Fiduciary and asset management fees	1,154	1,061	2,270	2,133
Service charges on deposit accounts	793	761	1,546	1,483
Other service charges, commissions and fees	1,027	1,143	2,136	2,196
Bank-owned life insurance income	259	195	513	426
Mortgage banking income	112	113	207	333
Loss on sale of available-for-sale securities, net	(164)	-	(164)	-
Loss on sale of repossessed assets	(69)	-	(69)	-
Gain on sale of fixed assets	200	-	200	-
Other operating income	165	227	259	444
Total noninterest income	3,477	3,500	6,898	7,015

Noninterest Expense:
Salaries and employee benefits	8,043	6,611	15,406	13,033
Occupancy and equipment	1,255	1,143	2,450	2,304
Data processing	1,264	1,151	2,443	2,241
Customer development	101	69	214	162
Professional services	756	638	1,429	1,268
Employee professional development	289	275	523	539
Other taxes	234	212	447	425
ATM and other losses	154	100	409	114
Other operating expenses	1,051	891	1,994	1,717
Total noninterest expense	13,147	11,090	25,315	21,803
Income before income taxes	2,068	2,161	5,758	4,499
Income tax expense	266	269	873	576
Net income	$1,802	$1,892	$4,885	$3,923

Basic Earnings per Share:
Weighted average shares outstanding	5,023,305	5,086,957	5,011,481	5,136,380
Net income per share of common stock	$0.36	$0.37	$0.97	$0.76

Diluted Earnings per Share:
Weighted average shares outstanding	5,023,603	5,087,038	5,011,697	5,136,459
Net income per share of common stock	$0.36	$0.37	$0.97	$0.76

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited, dollars in thousands)	2023	2022	2023	2022

Net income	$1,802	$1,892	$4,885	$3,923
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	(1,452)	(6,392)	880	(17,525)
Reclassification for loss included in net income	130	-	130	-
Other comprehensive income (loss), net of tax	(1,322)	(6,392)	1,010	(17,525)
Comprehensive income (loss)	$480	$(4,500)	$5,895	$(13,602)

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited, dollars in thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Total
THREE MONTHS ENDED JUNE 30, 2023

Balance at March 31, 2023	4,953,342	$24,767	$16,727	$79,539	$(18,435)	$102,598
Net income	-	-	-	1,802	-	1,802
Other comprehensive loss, net of tax	-	-	-	-	(1,322)	(1,322)
Employee Stock Purchase Plan share issuance	1,931	9	19	-	-	28
Restricted stock vested	22,003	110	(110)	-	-	-
Stock-based compensation expense	-	-	141	-	-	141
Cash dividends ($0.14 per share)	-	-	-	(705)	-	(705)

Balance at end of period	4,977,276	$24,886	$16,777	$80,636	$(19,757)	$102,542

THREE MONTHS ENDED JUNE 30, 2022

Balance at March 31, 2022	5,087,910	$25,439	$19,082	$73,036	$(9,458)	$108,099
Net income	-	-	-	1,892	-	1,892
Other comprehensive loss, net of tax	-	-	-	-	(6,392)	(6,392)
Employee Stock Purchase Plan share issuance	1,334	7	25	-	-	32
Common stock purchased	(76,100)	(380)	(1,542)	-	-	(1,922)
Restricted stock vested	5,000	25	(25)	-	-	-
Stock-based compensation expense	-	-	103	-	-	103
Cash dividends ($0.13 per share)	-	-	-	(662)	-	(662)

Balance at end of period	5,018,144	$25,091	$17,643	$74,266	$(15,850)	$101,150

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(dollars in thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Total
SIX MONTHS ENDED JUNE 30, 2023

Balance at December 31, 2022	4,952,094	$24,761	$16,593	$78,147	$(20,767)	$98,734
Net income	-	-	-	4,885	-	4,885
Other comprehensive income, net of tax	-	-	-	-	1,010	1,010
Impact of adoption of ASC 326	-	-	-	(991)	-	(991)
Employee Stock Purchase Plan share issuance	3,179	15	46	-	-	61
Restricted stock vested	22,003	110	(110)	-	-	-
Stock-based compensation expense	-	-	248	-	-	248
Cash dividends ($0.28 per share)	-	-	-	(1,405)	-	(1,405)

Balance at end of period	4,977,276	$24,886	$16,777	$80,636	$(19,757)	$102,542

SIX MONTHS ENDED JUNE 30, 2022

Balance at December 31, 2021	5,201,272	$26,006	$21,458	$71,679	$1,675	$120,818
Net income	-	-	-	3,923	-	3,923
Other comprehensive loss, net of tax	-	-	-	-	(17,525)	(17,525)
Employee Stock Purchase Plan share issuance	2,815	14	52	-	-	66
Common stock purchased	(199,095)	(995)	(3,975)	-	-	(4,970)
Restricted stock vested	13,152	66	(66)	-	-	-
Stock-based compensation expense	-	-	174	-	-	174
Cash dividends ($0.26 per share)	-	-	-	(1,336)	-	(1,336)

Balance at end of period	5,018,144	$25,091	$17,643	$74,266	$(15,850)	$101,150

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(unaudited, dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,885	$3,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,092	1,013
Amortization of right of use lease asset	202	159
Accretion related to acquisition, net	22	(1)
Amortization of subordinated debt issuance costs	65	65
Provision for credit losses	737	671
Loss on sale of securities, net	164	-
Net amortization of securities	383	616
(Increase) Decrease in loans held for sale, net	(596)	1,962
Net gain on disposal of premises and equipment	(200)	-
Net gain on write-down/sale of repossessed assets	69	-
Income from bank owned life insurance	(513)	(426)
Stock compensation expense	248	174
(Increase) decrease in other assets	(938)	800
(Decrease) increase in accrued expenses and other liabilities	(540)	1,069
Net cash provided by operating activities	5,080	10,025

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(2,367)	(41,537)
Purchase of redemption of restricted securities, net	(1,125)	(355)
Proceeds from maturities and calls of available-for-sale securities	-	1,200
Proceeds from sales of available-for-sale securities	10,438	3,200
Paydowns on available-for-sale securities	7,618	9,302
Net increase in loans held for investment	(67,920)	(71,363)
Purchases of premises and equipment	(487)	(601)
Proceeds from sale of premises and equipment	839	-
Net cash used in investing activities	(53,004)	(100,154)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in noninterest-bearing deposits	(73,886)	12,718
Increase (decrease) in savings deposits	41,758	(6,411)
Increase (decrease) in time deposits	104,824	(10,412)
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(11,865)	(152)
Increase in Federal Home Loan Bank advances	307,850	-
Repayment of Federal Home Loan Bank advances	(284,500)	-
Repayment of Federal Reserve Bank borrowings	-	(480)
Proceeds from ESPP issuance	61	66
Repurchase of common stock	-	(4,970)
Cash dividends paid on common stock	(1,405)	(1,336)
Net cash provided by (used in) financing activities	82,837	(10,977)

Net increase (decrease) in cash and cash equivalents	34,913	(101,106)
Cash and cash equivalents at beginning of period	19,250	187,922
Cash and cash equivalents at end of period	$54,163	$86,816

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,646	$1,583

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) gain on securities available-for-sale	$1,279	$(22,185)
Former bank property transferred from fixed assets to held for sale assets	$-	$345
Impact of adoption of ASC 326	$991	$-

See Notes to Consolidated Financial Statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

THE COMPANY
Headquartered in Hampton, Virginia, Old Point Financial Corporation (NASDAQ: OPOF) (the Company) is a holding company that conducts substantially all of its operations through two wholly-owned subsidiaries, the Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services N.A. (Wealth). The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of June 30, 2023, the Bank had 14 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Wealth offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, the Bank and Wealth. All significant intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at June 30, 2023 and December 31, 2022, the statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the statements of cash flows for the six months ended June 30, 2023 and 2022. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Loans Held for Investment
The Company makes commercial, consumer, and mortgage loans to customers. The Company’s recorded investment in loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally is reported at the unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for credit losses. Interest on loans is accrued based on the unpaid principal balance. Loan fees and origination costs are deferred, and the net amount is amortized as a level yield adjustment over the respective term of the related loans.

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

Accrued Interest Receivable
The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ACLL, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $3.1 million on loans held for investment at June 30, 2023 and is included in Other Assets on the Company’s consolidated balance sheet.

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

All securities information presented as of June 30, 2023, is in accordance with ASC 326. All securities information presented prior to June 30, 2023 is in accordance with previous applicable GAAP. See information regarding the Company’s prior accounting policies in Note 1. Significant Accounting Policies in the Company’s 2022 Form 10-K.

Amortized costs and fair values, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated were as follows:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$4,083	$-	$(283)	$3,800
Obligations of U.S. Government agencies	38,984	70	(829)	38,225
Obligations of state and political subdivisions	65,890	13	(9,369)	56,534
Mortgage-backed securities	96,790	-	(10,762)	86,028
Money market investments	1,833	-	-	1,833
Corporate bonds and other securities	27,990	-	(3,849)	24,141
	$235,570	$83	$(25,092)	$210,561

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$8,013	$-	$(342)	$7,671
Obligations of U.S. Government agencies	43,622	10	(1,233)	42,399
Obligations of state and political subdivisions	70,491	-	(11,107)	59,384
Mortgage-backed securities	99,874	-	(10,961)	88,913
Money market investments	1,816	-	-	1,816
Corporate bonds and other securities	27,990	-	(2,655)	25,335
	$251,806	$10	$(26,298)	$225,518

The amortized cost and fair value of securities by contractual maturity are shown below.

	June 30, 2023
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$1,860	$1,816
Due after one year through five years	15,025	14,212
Due after five through ten years	64,652	55,890
Due after ten years	152,200	136,810
Other securities, restricted	1,833	1,833
	$235,570	$210,561

The following table shows realized gains or losses on the sale of investment securities during the three and six months ended June 30, 2023 and 2022, respectively.

Index
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Securities Available-for-sale
Realized losses on sales of securities	(164)	-	$(164)	$-
Net realized loss	$(164)	$-	$(164)	$-

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an allowance for credit losses has not been recorded as of June 30, 2023 and that are deemed to be temporarily impaired as of December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	June 30, 2023
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value	Securities
U.S. Treasury securities	$-	$-	$283	$3,800	$283	$3,800	2
Obligations of U.S. Government agencies	17	5,215	812	27,186	829	32,401	44
Obligations of state and political subdivisions	286	1,521	9,083	54,013	9,369	55,534	52
Mortgage-backed securities	532	12,139	10,230	73,888	10,762	86,027	43
Corporate bonds and other securities	231	2,259	3,618	20,882	3,849	23,141	25
Total securities available-for-sale	$1,066	$21,134	$24,026	$179,769	$25,092	$200,903	166

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value	Securities
U.S. Treasury securities	$342	$7,671	$-	$-	$342	$7,671	4
Obligations of U.S. Government agencies	258	13,873	975	22,851	1,233	36,724	43
Obligations of state and political subdivisions	5,386	33,720	5,721	23,856	11,107	57,576	56
Mortgage-backed securities	4,157	52,717	6,804	36,196	10,961	88,913	38
Corporate bonds and other securities	1,084	12,906	1,571	11,429	2,655	24,335	21
Total securities available-for-sale	$11,227	$120,887	$15,071	$94,332	$26,298	$215,219	162

The number of investments in an unrealized loss position as of June 30, 2023 and December 31, 2022 were 166 and 162, respectively. The Company concluded no allowance for credit loss should be recognized as of June 30, 2023 and December 31, 2022, based primarily on the fact that changes in fair value were caused primarily by increases in interest rates, securities with unrealized losses had generally high credit quality, the Company intends to hold these investments to maturity, it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

Restricted Stock
The restricted stock category is comprised of stock in FHLB, FRB, and CBB. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and the securities lack a market. Therefore, FHLB, FRB, and CBB stock are carried at cost and evaluated for impairment. When evaluating these stocks for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Restricted stock is viewed as a long-term investment and management believes that the Company has the ability and the intent to hold this stock until its value is recovered.

Note 3. Loans and the Allowance for Credit Losses on Loans

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 1 Description of Business and Summary of Significant Accounting Policies. All loan information presented as of June 30, 2023 is in accordance with ASC 326. All loan information presented prior to June 30, 2023 is in accordance with previous applicable GAAP.

Index
The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Mortgage loans on real estate:
Residential 1-4 family	$182,129	$169,248
Commercial - owner occupied	166,703	184,586
Commercial - non-owner occupied	274,453	245,277
Multifamily	32,329	26,675
Construction and land development	94,421	77,944
Second mortgages	9,631	8,828
Equity lines of credit	53,844	54,340
Total mortgage loans on real estate	813,510	766,898
Commercial and industrial loans	74,663	72,578
Consumer automobile loans	181,939	163,018
Other consumer loans	21,155	22,251
Other (1)	3,349	2,340
Total loans, net of deferred fees (2)	1,094,616	1,027,085
Less: Allowance for credit losses on loans	11,651	10,526
Loans, net of allowance and deferred fees (2)	$1,082,965	$1,016,559
(1)
Overdrawn accounts are reclassified as loans and included in the Other category in the table above.  Overdrawn deposit accounts, excluding internal use accounts, totaled $243 thousand and $269 thousand at June 30, 2023 and December 31, 2022, respectively.

(2)	Net deferred loan fees totaled $1.3 million on June 30, 2023 and $1.0 million on December 31, 2022.

All classes of loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Interest and fees continue to accrue on past due loans until the date the loan is placed in nonaccrual status, if applicable. The following table includes an aging analysis of the recorded investment in past due loans as of the dates indicated. Also included in the table below are loans that are 90 days or more past due as to interest and principal and still accruing interest, because they are well-secured and in the process of collection. The following table shows the aging of the Company’s loan portfolio, by class, at June 30, 2023.

Age Analysis of Past Due Loans as of June 30, 2023

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$-	$-	$350	$148	$181,631	$182,129
Commercial - owner occupied	-	-	-	-	166,703	166,703
Commercial - non-owner occupied	-	-	-	-	274,453	274,453
Multifamily	-	-	-	-	32,329	32,329
Construction and land development	-	-	-	87	94,334	94,421
Second mortgages	-	-	-	-	9,631	9,631
Equity lines of credit	56	47	-	-	53,741	53,844
Total mortgage loans on real estate	$56	$47	$350	$235	$812,822	$813,510
Commercial and industrial loans	358	236	494	-	73,575	74,663
Consumer automobile loans	1,452	296	286	-	179,905	181,939
Other consumer loans	128	232	78	-	20,717	21,155
Other	31	-	-	-	3,318	3,349
Total	$2,025	$811	$1,208	$235	$1,090,337	$1,094,616
(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccrual column and not also in its respective past due column.

Index
The following table shows the Company’s amortized cost basis of loans on nonaccrual status as of January 1, 2023 as well as the amortized cost basis of loans on nonaccrual status and loans past due 90 days and accruing as of June 30, 2023 by class of loan.

	Nonaccrual
(dollars in thousands)	January 1, 2023	June 30, 2023	Nonaccrual with no ACLL	90 Days and still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$154	$148	$-	$350
Construction and land development	945	87	87	-
Equity lines of credit	-	-	-	-
Total mortgage loans on real estate	1,099	235	87	350
Commercial and industrial loans	144	-	-	494
Consumer automobile loans	-	-	-	286
Other consumer loans	-	-	-	78
Total	$1,243	$235	$87	$1,208

The Company’s loan portfolio may include certain loans modified, where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company closely monitors the performance of modified loans to understand the effectiveness of modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. The Company did not grant any such modifications during the second quarter or first six months of 2023.

Allowance for Credit Losses on Loans

ACLL is a material estimate for the Company. The Company estimates its ACLL on a quarterly basis. The Company models the ACLL using two primary segments, Commercial and Consumer. Within each segment, loan classes are further identified based on similar risk characteristics. The Company has identified the following classes within each segment:

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

Index
The following tables presents the activity in the ACLL by portfolio class for the six months ended June 30, 2023.

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS
For the Six Months ended June 30, 2023
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526
Day 1 impact of adoption of CECL	(11)	19	87	1,048	(365)	(137)	-	641
Charge-offs	(51)	-	-	-	(534)	(169)	-	(754)
Recoveries	12	-	20	-	312	21	-	365
Provision for credit losses	43	136	198	162	112	228	(6)	873
Ending Balance	$666	$707	$2,880	$5,709	$1,590	$99	$-	$11,651

Individually evaluated	$-	$-	$16	$-	$-	$-	$-	$16
Collectively evaluated	666	707	2,864	5,709	1,590	99	-	11,635

Ending Balance	$666	$707	$2,880	$5,709	$1,590	$99	$-	$11,651

Loans Balances:
Individually evaluated	-	160	421	-	-	-	-	581
Collectively evaluated	74,663	94,261	277,512	441,156	203,094	3,349	-	1,094,035
Ending Balance	$74,663	$94,421	$277,933	$441,156	$203,094	$3,349	$-	$1,094,616
(1)	The real estate-mortgage segment includes residential 1 – 4 family, multi-family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Provision for credit losses:
Provision for loans	$310	$570	$873	$671
Provision (recovery) for unfunded commitments	51	-	(136)	-
Total	$361	$570	$737	$671

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

Index
The following tables present credit quality exposures by internally assigned risk ratings originated as of the dates indicated:

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Construction and land development
Pass	$21,278	$40,516	$23,996	$4,706	$305	$3,402	$131	$94,334
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	87	-	87
Total Construction	$21,278	$40,516	$23,996	$4,706	$305	$3,489	$131	$94,421

Commercial Real Estate - Owner Occupied
Pass	$1,628	$32,346	$36,824	$14,141	$12,892	$62,658	$1,346	$161,835
OAEM	-	-	-	-	255	4,613	-	4,868
Substandard	-	-	-	-	-	-	-	-
Total Commercial Real Estate - Owner Occupied	$1,628	$32,346	$36,824	$14,141	$13,147	$67,271	$1,346	$166,703

Commercial Real Estate - Non-Owner Occupied
Pass	$23,058	$55,511	$86,192	$39,858	$11,541	$58,278	$15	$274,453
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Commercial Real Estate - Non-Owner Occupied	$23,058	$55,511	$86,192	$39,858	$11,541	$58,278	$15	$274,453

Commercial and Industrial
Pass	$14,941	$33,202	$5,569	$3,070	$4,729	$154	$12,998	$74,663
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Commercial and Industrial	$14,941	$33,202	$5,569	$3,070	$4,729	$154	$12,998	$74,663

Multifamily Real Estate
Pass	$9,724	$3,774	$2,185	$792	$6,061	$7,018	$2,775	$32,329
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Multifamily Real Estate	$9,724	$3,774	$2,185	$792	$6,061	$7,018	$2,775	$32,329

Residential 1-4 Family
Pass	$19,258	$35,860	$40,145	$27,618	$13,685	$55,485	$53,212	$245,263
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	193	-	148	-	341
Total Residential 1-4 Family	$19,258	$35,860	$40,145	$27,811	$13,685	$55,633	$53,212	$245,604

Consumer - Automobile
Pass	$48,565	$101,291	$16,637	$5,616	$2,501	$7,329	$-	$181,939
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Consumer - Automobile	$48,565	$101,291	$16,637	$5,616	$2,501	$7,329	$-	$181,939

Consumer - Other
Pass	$321	$1,583	$589	$169	$345	$15,936	$2,212	$21,155
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Consumer - Other	$321	$1,583	$589	$169	$345	$15,936	$2,212	$21,155

Other
Pass	$2,453	$-	$309	$-	$-	$587	$-	$3,349
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Other	$2,453	$-	$309	$-	$-	$587	$-	$3,349

Total Loans
Pass	$141,226	$304,083	$212,446	$95,970	$52,059	$210,847	$72,689	$1,089,320
OAEM	-	-	-	-	255	4,613	-	4,868
Substandard	-	-	-	193	-	235	-	428
Total Loans	$141,226	$304,083	$212,446	$96,163	$52,314	$215,695	$72,689	$1,094,616

Index
The following table details the current period gross charge-offs of loans by year of origination as of June 30, 2023:

	June 30, 2023
	Current Period Charge-offs by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial	$-	$51	$-	$-	$-	$-	$-	$51
Consumer - Automobile	-	265	142	45	18	49	-	519
Consumer - Other	-	-	5	-	3	7	-	15
Other (1)	147	22	-	-	-	-	-	169
Total	$147	$338	$147	$45	$21	$56	$-	$754
(1)	Gross charge-offs of other loans for the first six months ended June 30, 2023 included $147 thousand of demand deposit overdrafts that originated in 2023.

As of June 30, 2023, the Company had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

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

The following tables presents the activity in the ACLL by portfolio segment for the year ended December 31, 2022.

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

The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the consolidated balance sheets. There were no new leases executed during the first six months of 2023. The following tables present information about the Company’s leases:

(dollars in thousands)	June 30, 2023
Lease liabilities	$1,451
Right-of-use assets	$1,377
Weighted average remaining lease term	3.91 years
Weighted average discount rate	2.94%

	Three Months Ended June 30,		Six Months June 30,
Lease cost (in thousands)	2023	2022	2023	2022
Operating lease cost	$101	$82	$202	$164
Total lease cost	$101	$82	$202	$164

Cash paid for amounts included in the measurement of lease liabilities	$112	$85	$203	$169

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	June 30, 2023
Six months ending December 31, 2023	$214
Twelve months ending December 31, 2024	436
Twelve months ending December 31, 2025	395
Twelve months ending December 31, 2026	278
Thereafter	231
Total undiscounted cash flows	$1,554
Discount	(103)
Lease liabilities	$1,451

Note 5. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both June 30, 2023 and December 31, 2022. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $1.2 million and $1.4 million at June 30, 2023 and December 31, 2022, respectively. The expected terms of these investments and the related tax benefits run through 2033. There were no additional capital calls expected for the funds at June 30, 2023.

The table below summarizes the tax credits and other tax benefits recognized by the Company related to these investments during the periods indicated:

Index
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected Line Item on
(dollars in thousands)	2023	2022	2023	2022	Consolidated Income Statement
Tax credits and other benefits
Amortization of operating losses	$92	$51	$184	$102	ATM and other losses
Tax benefit of operating losses*	19	11	39	21	Income tax expense
Tax credits	78	89	155	178	Income tax expense
Total tax benefits	$97	$100	$194	$199

*	Computed using a 21% tax rate.

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

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At June 30, 2023 and December 31, 2022, the remaining credit available from these lines totaled $100.0 million and $103.6 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $352.9 million and $346.5 as of June 30, 2023 and December 31, 2022, respectively.

The following table presents total short-term borrowings as of the dates indicated:

(dollars in thousands)	June 30, 2023	December 31, 2022
Federal funds purchased	$-	$11,378
Overnight repurchase agreements	4,500	4,987
Federal Home Loan Bank advances	49,450	46,100
Total short-term borrowings	$53,950	$62,465

Maximum month-end outstanding balance	$96,142	$62,465
Average outstanding balance during the period	$62,730	$11,776
Average interest rate (year-to-date)	4.60%	2.34%
Average interest rate at end of period	4.99%	4.58%

Long-Term Borrowings
The Company had a long-term FHLB advance totaling $20.0 million outstanding at June 30, 2023 with a scheduled maturity of April 14, 2025 and a rate of 4.28%. The Company did not have any long-term FHLB advances at December 31, 2022.

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

The following financial instruments whose contract amounts represent credit risk were outstanding at June 30, 2023 and December 31, 2022:

Index
	June 30,	December 31,
(dollars in thousands)	2023	2022
Commitments to extend credit:
Home equity lines of credit	$93,264	$87,722
Commercial real estate, construction and development loans committed but not funded	85,998	67,107
Other lines of credit (principally commercial)	48,629	51,742
Total	$227,891	$206,571

Letters of credit	$776	$904

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of June 30, 2023 only restricted stock has been granted under the Incentive Stock Plan.

Restricted stock activity for the three months ended June 30, 2023 is summarized below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, January 1, 2023	46,989	$22.49
Issued	35,013	17.20
Vested	(22,003)	19.86
Forfeited	-	-
Nonvested, June 30, 2023	59,999	$20.37

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.91 years.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $848 thousand as of June 30, 2023 and $663 thousand as of June 30, 2022.

Stock-based compensation expense was $141 thousand and $103 thousand for the three months ended June 30, 2023 and 2022, respectively and $248 thousand and $174 thousand for the six months ended June 30, 2023 and 2022, respectively.

Under the Company’s Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and was set at 5% for 2022 and for the first six months of 2023.

Total stock purchases under the ESPP amounted to 3,179 shares during the six months ended June 30, 2023. At June 30, 2023, the Company had 218,599 remaining shares reserved for issuance under the ESPP.

Note 9. Stockholders’ Equity and Earnings per Common Share

Stockholders’ Equity – Accumulated Other Comprehensive Income (Loss)

Index
The following tables present amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected Line Item on Consolidated Statement of Income
(dollars in thousands)	2023	2022	2023	2022
Available-for-sale securities
Realized loss on sale of securities	$(164)	$-	$(164)	$-	Loss on sale of available-for-sale securities, net
Tax effect	(34)	-	(34)	-	Income tax benefit
	$(130)	$-	$(130)	$-

The following tables present the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Three Months Ended June 30, 2023
Balance at beginning of period	$(18,435)	$(18,435)
Net other comprehensive loss	(1,322)	(1,322)
Balance at end of period	$(19,757)	$(19,757)

Three Months Ended June 30, 2022
Balance at beginning of period	$(9,458)	$(9,458)
Net other comprehensive loss	(6,392)	(6,392)
Balance at end of period	$(15,850)	$(15,850)

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Six Months Ended June 30, 2023
Balance at beginning of period	$(20,767)	$(20,767)
Net other comprehensive income	1,010	1,010
Balance at end of period	$(19,757)	$(19,757)

Six Months Ended June 30, 2022
Balance at beginning of period	$1,675	$1,675
Net other comprehensive loss	(17,525)	(17,525)
Balance at end of period	$(15,850)	$(15,850)

The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated:

	Three Months Ended June 30, 2023
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,838)	$(386)	$(1,452)
Reclassification adjustment for losses recognized in income	164	(34)	130
	(1,674)	(420)	(1,322)

Total change in accumulated other comprehensive loss, net	$(1,674)	$(420)	$(1,322)

	Three Months Ended June 30, 2022
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(8,091)	$(1,699)	$(6,392)

Total change in accumulated other comprehensive loss, net	$(8,091)	$(1,699)	$(6,392)

Index
	Six Months Ended June 30, 2023
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,114	$234	$880
Reclassification adjustment for losses recognized in income	164	(34)	130
	1,278	200	1,010

Total change in accumulated other comprehensive income, net	$1,278	$200	$1,010

	Six Months Ended June 30, 2022
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(22,183)	$(4,658)	$(17,525)

Total change in accumulated other comprehensive loss, net	$(22,183)	$(4,658)	$(17,525)

Earnings Per Common Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to the ESPP.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2023 and 2022:

(dollars in thousands except per share data)	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2023
Net income, basic	$1,802	5,023	$0.36
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$1,802	5,024	$0.36

Three Months Ended June 30, 2022
Net income, basic	$1,892	5,087	$0.37
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$1,892	5,087	$0.37

Six Months Ended June 30, 2023
Net income, basic	$4,885	5,011	$0.97
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$4,885	5,012	$0.97

Six Months Ended June 30, 2022
Net income, basic	$3,923	5,136	$0.76
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$3,923	5,136	$0.76

The Company had no antidilutive shares outstanding in the three and six months ended June 30, 2023 and 2022, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

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

Index
The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at June 30, 2023 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities
U.S. Treasury securities	$3,800	$-	$3,800	$-
Obligations of U.S. Government agencies	38,225	-	38,225	-
Obligations of state and political subdivisions	56,534	-	56,534	-
Mortgage-backed securities	86,028	-	86,028	-
Money market investments	1,833	-	1,833	-
Corporate bonds and other securities	24,141	-	24,141	-
Total available-for-sale securities	210,561	-	210,561	-
Derivatives
Interest rate lock	30	-	30	-
Interest rate swap on loans	1,508	-	1,508	-
Total assets	$212,099	$-	$212,099	$-

Liabilities:
Derivatives
Interest rate swap on loans	1,508	-	1,508	-
Total liabilities	$1,508	$-	$1,508	$-

		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$7,671	$-	$7,671	$-
Obligations of U.S. Government agencies	42,399	-	42,399	-
Obligations of state and political subdivisions	59,384	-	59,384	-
Mortgage-backed securities	88,913	-	88,913	-
Money market investments	1,816	-	1,816	-
Corporate bonds and other securities	25,335	-	25,335	-
Total available-for-sale securities	$225,518	$-	$225,518	$-
Derivatives
Interest rate lock	23	-	23	-
Interest rate swap on loans	1,447	-	1,447	-
Total assets	$226,988	$-	$226,988	$-

Liabilities:
Derivatives
Interest rate swap on loans	1,447	-	1,447	-
Total liabilities	$1,447	$-	$1,447	$-

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

At June 30, 2023 and December 31, 2022 there was no OREO that was measured at fair value.

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

		Carrying Value at June 30, 2023
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans
Loans held for sale	$1,017	$-	$1,017	$-

		Carrying Value at December 31, 2022
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Construction	$110	$-	$-	$110
Total	$110	$-	$-	$110

Loans
Loans held for sale	$421	$-	$421	$-

Index
The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2022.

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Construction	$110	Market comparables	Selling costs	3.00% -8.00% (7.25%)

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at June 30, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$54,163	$54,163	$-	$-
Securities available-for-sale	210,561	-	210,561	-
Restricted securities	4,559	-	4,559	-
Loans held for sale	1,017	-	1,017	-
Loans, net	1,082,965	-	-	1,039,358
Derivatives
Interest rate lock	30	-	30	-
Interest rate swap on loans	1,508	-	1,508	-
Bank owned life insurance	34,563	-	34,563	-
Accrued interest receivable	4,426	-	4,426	-

Liabilities
Deposits	$1,228,715	$-	$1,228,032	$-
Overnight repurchase agreements	4,500	-	4,500	-
Federal Home Loan Bank advances	69,450	-	69,450	-
Long term borrowings	29,603	-	24,686	-
Derivatives
Interest rate swap on loans	1,508	-	1,508	-
Accrued interest payable	1,711	-	1,711	-

Index
		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$19,250	$19,250	$-	$-
Securities available-for-sale	225,518	-	225,518	-
Restricted securities	3,434	-	3,434	-
Loans held for sale	421	-	421	-
Loans, net	1,016,559	-	-	996,807
Derivatives
Interest rate lock	23	-	23	-
Interest rate swap on loans	1,447	-	1,447	-
Bank owned life insurance	34,049	-	34,049	-
Accrued interest receivable	4,253	-	4,253	-

Liabilities
Deposits	$1,156,019	$-	$1,156,019	$-
Federal funds purchased	11,378	-	11,378	-
Overnight repurchase agreements	4,987	-	4,987	-
Federal Reserve Bank borrowings	46,100	-	46,100	-
Long term borrowings	29,538	-	25,539	-
Derivatives
Interest rate swap on loans	1,447	-	1,447	-
Accrued interest payable	834	-	834	-

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

Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the three and six months ended June 30, 2023 and 2022 follows:

Index
	Three Months Ended June 30, 2023
(dollars in thousands)	Bank	Wealth Management	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$16,312	$35	$2,296	$(2,296)	$16,347
Income from fiduciary activities	-	1,154	-	-	1,154
Other income	2,139	200	50	(66)	2,323
Total operating income	18,451	1,389	2,346	(2,362)	19,824

Expenses
Interest expense	3,953	-	295	-	4,248
Provision for credit losses	361	-	-	-	361
Salaries and employee benefits	6,745	1,099	199	-	8,043
Other expenses	4,648	341	181	(66)	5,104
Total operating expenses	15,707	1,440	675	(66)	17,756

Income before taxes	2,744	(51)	1,671	(2,296)	2,068

Income tax expense (benefit)	406	(9)	(131)	-	266

Net income	$2,338	$(42)	$1,802	$(2,296)	$1,802

Capital expenditures	$357	$-	$-	$-	$357

Total assets	$1,434,600	$7,016	$132,503	$(131,060)	$1,443,059

	Three Months Ended June 30, 2022
(dollars in thousands)	Bank	Wealth Management	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$11,068	$17	$2,381	$(2,381)	$11,085
Income from fiduciary activities	-	1,061	-	-	1,061
Other income	2,130	325	50	(66)	2,439
Total operating income	13,198	1,403	2,431	(2,447)	14,585

Expenses
Interest expense	469	-	295	-	764
Provision for credit losses	570	-	-	-	570
Salaries and employee benefits	5,542	893	176	-	6,611
Other expenses	4,062	285	198	(66)	4,479
Total operating expenses	10,643	1,178	669	(66)	12,424

Income before taxes	2,555	225	1,762	(2,381)	2,161

Income tax expense (benefit)	352	47	(130)	-	269

Net income	$2,203	$178	$1,892	$(2,381)	$1,892

Capital expenditures	$404	$-	$-	$-	$404

Total assets	$1,306,972	$7,283	$131,174	$(130,545)	$1,314,884

Index
	Six Months Ended June 30, 2023
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$31,433	$67	$5,801	$(5,801)	$31,500
Income from fiduciary activities	-	2,270	-	-	2,270
Other income	4,205	454	100	(131)	4,628
Total operating income	35,638	2,791	5,901	(5,932)	38,398

Expenses
Interest expense	5,998	-	590	-	6,588
Provision for credit losses	737	-	-	-	737
Salaries and employee benefits	12,830	2,173	403	-	15,406
Other expenses	9,129	645	266	(131)	9,909
Total operating expenses	28,694	2,818	1,259	(131)	32,640

Income before taxes	6,944	(27)	4,642	(5,801)	5,758

Income tax expense (benefit)	1,119	(3)	(243)	-	873

Net income	$5,825	$(24)	$4,885	$(5,801)	$4,885

Capital expenditures	$487	$-	$-	$-	$487

Total assets	$1,434,600	$7,016	$132,503	$(131,060)	$1,443,059

	Six Months Ended June 30, 2022
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$21,524	$31	$4,858	$(4,858)	$21,555
Income from fiduciary activities	-	2,133	-	-	2,133
Other income	4,309	604	100	(131)	4,882
Total operating income	25,833	2,768	4,958	(4,989)	28,570

Expenses
Interest expense	1,007	-	590	-	1,597
Provision for credit losses	671	-	-	-	671
Salaries and employee benefits	10,971	1,741	321	-	13,033
Other expenses	7,950	579	372	(131)	8,770
Total operating expenses	20,599	2,320	1,283	(131)	24,071

Income before taxes	5,234	448	3,675	(4,858)	4,499

Income tax expense (benefit)	729	95	(248)	-	576

Net income	$4,505	$353	$3,923	$(4,858)	$3,923

Capital expenditures	$601	$-	$-	$-	$601

Total assets	$1,306,972	$7,283	$131,174	$(130,545)	$1,314,884

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company’s 2022 Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist readers in understanding and evaluation the results of operations, financial condition, liquidity and capital resources of the Company, consisting of the parent company (the Parent) and its wholly-owned subsidiaries, the Bank and Wealth. This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements, the notes to the financial statements, and the other financial information contained elsewhere in this report, as well as the Company’s 2022 Form 10-K. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company’s future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on the Company’s future business, financial condition or results of operations, see “Cautionary Statement Regarding Forward-Looking Statements” at the end of this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

Net income for the three months ended June 30, 2023 was $1.8 million ($0.36 per diluted share) compared to $1.9 million ($0.37 per diluted share) for the three months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, net income was $4.9 million, or $0.97 per diluted common share, and $3.9 million, or $0.76 per diluted common share, respectively. Total assets of $1.4 billion as of June 30, 2023 increased by $87.7 million from December 31, 2022.

Key factors affecting comparisons of consolidated net income for the three and six months ended June 30, 2023 are as follows. Comparisons are to the three and six months ended June 30, 2022 unless otherwise stated.

•	Net loans held for investment grew $66.4 million, or 6.5%, from December 31, 2022 and $178.6 million, or 19.8% from June 30, 2022.
•	Total deposits increased $72.7 million, or 6.3%, from December 31, 2022.
•	Nonperforming assets were $1.4 million at June 30, 2023 down from $4.6 million at June 30, 2022.
•
Average earning assets of $1.3 billion for the quarter and six months ended June 30, 2023 grew $89.6 million, or 7.3%, and $67.5 million, or 5.4%, compared to the prior year comparative periods, respectively.

•
Average interest-bearing liabilities were $935.8 million for the quarter ended June 30, 2023, up $144.3 million or 18.2%, compared to the prior year comparative period. For the six months ended June 30, 2023 and 2022, average interest-bearing liabilities were $895.0 million and $792.1 million, respectively.

•	NIM was 3.69% in the second quarter of 2023, compared to 3.38% in the second quarter of 2022. For the six months ended June 30, 2023, NIM was 3.86% compared to 3.27% for the comparative 2022 period.
•
Net interest income for the second quarter of 2023, increased $1.8 million, or 17.2% compared to the second quarter of 2022. For the six months ended June 30, 2023 and 2022, net interest income was $24.9 million and $20.0 million, respectively.

•	Liquidity as of June 30, 2023, defined as cash and due from banks, unpledged securities, and available secured borrowing capacity, totaled $391.3 million, representing 27.1% of total assets.

Capital Management and Dividends
Total equity was $102.5 million at June 30, 2023, compared to $98.7 million at December 31, 2022. Total equity increased $3.8 million at June 30, 2023 compared to December 31, 2022, due primarily to lower unrealized losses in the market value of securities available-for-sale, which are recognized as a component of accumulated other comprehensive loss, and net income, partially offset by the adoption of CECL and dividends. The Company’s securities available for sale are fixed income debt securities, and their unrealized loss position is a result of increases in market interest rates rather than credit quality issues. The Company expects to recover its investments in debt securities through scheduled payments of principal and interest and unrealized losses are not expected to affect net income or regulatory capital of the Company or its subsidiaries.

Index
For the second quarter of 2023 the Company declared dividends of $0.14 per share, an increase of 7.7% over dividends of $0.13 per share declared in the second quarter of 2022. For the six months ended June 30, 2023, dividends declared were $0.28 per share compared to $0.26 per share for the six months ended June 30, 2022. The dividend represents a payout ratio of 28.7% of earnings per share for the first six months of 2023. The Board of Directors of the Company continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements, and expected future earnings. The Company’s principal goals related to the maintenance of capital are to provide adequate capital to support the Company’s risk profile consistent with the Board-approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to stockholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total capital for the Bank are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

At June 30, 2023, the book value per share of the Company’s common stock was $20.36, and tangible book value per share (non-GAAP) was $19.99, compared to $19.75 and $19.37, respectively, at December 31, 2022. Refer to “Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

Net interest income for the second quarter of 2023 was $12.1 million, an increase of $1.8 million, or 17.2%, from the second quarter of 2022. For the six months ended June 30, 2023 and 2022, net interest income was $24.9 million and $20.0 million, respectively. The increase from the prior-year comparative periods was due primarily to deployment of lower yielding cash to fund growth in higher yielding loans and investments, and higher average yields on earning asset balances due to the effect of rising market interest rates, partially offset by higher average interest-bearing liabilities at higher average rates.

Net interest income, on a fully tax-equivalent basis (non-GAAP), was $12.2 million for the second quarter of 2023, an increase of $1.8 million from the 2022 comparative quarter. For the six months ended June 30, 2023 and 2022, net interest income, on a fully tax-equivalent basis (non-GAAP), was $25.0 million and $20.1 million, respectively. NIM for the second quarter of 2023 was 3.67%, an increase from 3.36% for the prior year quarter. For the six months ended June 30, 2023 and 2022, NIM was 3.84% and 3.25%, respectively. On a fully tax-equivalent basis (non-GAAP), NIM was 3.69% and 3.86%, for the three and six months ended June 30, 2023, respectively, compared to 3.38% and 3.27% for the respective prior year comparative periods.

Average earning asset balances for the second quarter increased $89.6 million compared to the second quarter of 2022 with yields on average earning assets increasing 134 basis points due to deployment of liquidity into higher earning assets and the effects of the rising interest rate environment.  During the first six months of 2023, average earning assets increased $67.5 million over the 2022 comparative period, respectively.

Average loans increased $212.1 million, or 24.2%, and $202.1 million, or 23.2%, for the second quarter and first six months of 2023, respectively, compared to the same periods of 2022.  The increase in average loans outstanding in 2023 compared to 2022 was due primarily to growth in the construction, land development, and other land loans, real estate mortgage, commercial real estate, and automobile segments of the loan portfolio. Average loan yields were higher for the second quarter and first six months of 2023 by 89 basis points and 79 basis points, respectively, compared to the same periods of 2022 due primarily to the effects of rising interest rates.

Average securities available for sale decreased $19.2 million and $16.8 million during the second quarter and first six months of 2023, respectively, compared to the same period in 2022, due primarily to fluctuations in fair market value and sale activity. The average yield on the investment securities portfolio increased 129 basis points and 141 basis points for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022 due primarily to the effects of rising interest rates on the Company’s variable rate investment securities portfolio.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the Federal Reserve Bank, decreased $103.6 million and $117.2 million for the second quarter and first six months of 2023, compared to the respective periods in 2022 due primarily to deployment of liquidity in loans held for investment. The average yield on interest-bearing deposits in other banks increased 421 basis points for the second quarter and 402 for the first six months of 2023 compared to the same periods in 2022 due to rising interest rates. The Federal Reserve Bank increased the interest rate on excess cash reserve balances from 0.10 percent at the end of 2020 to 5.15 percent during the second quarter of 2023 and to 5.25 percent during the third quarter of 2023.

Average interest-bearing liabilities increased $144.3 million for the second quarter of 2023 compared to the same period of 2022, with costs increasing 143 basis points.  The higher interest cost on liabilities was due to higher interest rates on money market and time deposits as well as additional borrowing costs associated with federal funds purchased and short term FHLB advances during the period to help fund loan growth. Average money market, savings and interest-bearing demand deposits increased $26.8 million and $25.6 million for the second quarter and first six months of 2023, respectively, and average time deposits increased $39.0 million and $10.0 million for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. Average noninterest-bearing demand deposits decreased $46.5 million for the second quarter of 2023 and $19.5 million for the first six months of 2023, compared to the same periods of 2022. The average cost of interest-bearing deposits increased 120 basis points for the second quarter of 2023 and 84 basis points for the first six months of 2023, compared to the same periods in 2022, due primarily to higher rates on deposits driven by depositors seeking increased yields and competitive pricing pressures. While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity and the pace with which customers move funds from other deposit products into or out of time deposit products.

Index
During 2022 and continuing into 2023, market interest rates significantly increased. While the Company expects asset yields to continue to rise, the Company expects the cost of funds to rise at a faster pace during the third and fourth quarters of 2023. The extent to which rising interest rates will ultimately affect the Company’s NIM is uncertain. For more information about these fully taxable-equivalent financial measures, please see “Non-GAAP Financial Measures” below.

The following table shows analyses of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the quarters ended June 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
ASSETS
Loans*	$1,088,723	$14,185	5.23%	$876,575	$9,495	4.34%
Investment securities:
Taxable	183,278	1,772	3.88%	196,880	1,123	2.29%
Tax-exempt*	37,851	265	2.81%	43,471	318	2.93%
Total investment securities	221,129	2,037	3.69%	240,351	1,441	2.40%
Interest-bearing due from banks	7,510	93	4.96%	111,091	208	0.75%
Federal funds sold	718	9	4.88%	3,923	6	0.61%
Other investments	4,806	79	6.68%	1,389	14	4.20%
Total earning assets	1,322,886	$16,403	4.97%	1,233,329	$11,164	3.63%
Allowance for credit losses	(11,732)			(9,578)
Other non-earning assets	106,738			97,156
Total assets	$1,417,892			$1,320,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$80,393	$3	0.02%	$72,125	$3	0.01%
Money market deposit accounts	437,481	1,558	1.43%	393,014	135	0.14%
Savings accounts	105,161	8	0.03%	131,062	10	0.03%
Time deposits	200,951	1,419	2.83%	161,939	320	0.79%
Total time and savings deposits	823,986	2,988	1.45%	758,140	468	0.25%
Federal funds purchased, repurchase agreements and other borrowings	4,959	2	0.13%	3,926	1	0.07%
Federal Home Loan Bank advances	77,255	963	4.93%	-	-	0.00%
Long term borrowings	29,585	295	3.95%	29,453	295	3.96%
Total interest-bearing liabilities	935,785	4,248	1.82%	791,519	764	0.39%
Demand deposits	370,907			417,400
Other liabilities	8,125			6,077
Stockholders' equity	103,075			105,911
Total liabilities and stockholders' equity	$1,417,892			$1,320,907
Net interest margin		$12,155	3.69%		$10,400	3.38%

*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $56 thousand and $79 thousand for June 30, 2023 and 2022, respectively.
**Annualized

Index
	For the six months ended June 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
ASSETS
Loans*	$1,072,391	$27,227	5.12%	$870,271	$18,690	4.33%
Investment securities:
Taxable	184,776	3,536	3.86%	199,396	2,112	2.14%
Tax-exempt*	38,028	533	2.83%	40,257	582	2.92%
Total investment securities	222,804	4,069	3.68%	239,653	2,694	2.27%
Interest-bearing due from banks	7,056	157	4.48%	124,272	281	0.46%
Federal funds sold	648	15	4.59%	4,181	7	0.33%
Other investments	4,222	145	6.95%	1,266	28	4.51%
Total earning assets	1,307,121	$31,613	4.88%	1,239,643	$21,700	3.53%
Allowance for credit losses	(11,536)			(9,782)
Other nonearning assets	105,630			95,485
Total assets	$1,401,215			$1,325,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$75,351	$6	0.02%	$73,619	$5	0.01%
Money market deposit accounts	433,235	2,400	1.12%	391,201	299	0.15%
Savings accounts	110,491	17	0.03%	128,673	20	0.03%
Time deposits	174,902	1,956	2.26%	164,882	681	0.83%
Total time and savings deposits	793,979	4,379	1.11%	758,375	1,005	0.27%
Federal funds purchased, repurchase agreements and other borrowings	6,450	39	1.23%	4,256	2	0.08%
Federal Home Loan Bank advances	65,009	1,580	4.90%	-	-	0.00%
Long term borrowings	29,568	590	4.03%	29,436	590	4.04%
Total interest-bearing liabilities	895,006	6,588	1.48%	792,067	1,597	0.41%
Demand deposits	396,202			415,749
Other liabilities	8,235			5,725
Stockholders' equity	101,772			111,805
Total liabilities and stockholders' equity	$1,401,215			$1,325,346
Net interest margin		$25,025	3.86%		$20,103	3.27%

*Computed on a fully tax-equivalent (non-GAAP) basis using a 21% rate, adjusting interest income by $113 thousand and $145 thousand for June 30, 2023 and 2022, respectively.
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

Index
TABLE 2: VOLUME AND RATE ANALYSIS*

	Three months ended June 30, 2023 from 2022 Increase (Decrease)
	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
EARNING ASSETS
Loans*	$2,298	$2,392	$4,690
Investment securities:
Taxable	(78)	727	649
Tax-exempt*	(41)	(12)	(53)
Total investment securities	(119)	715	596

Federal funds sold	(5)	8	3
Other investments**	(160)	110	(50)
Total earning assets	2,014	3,225	5,239

INTEREST-BEARING LIABILITIES
Interest-bearing transaction accounts	-	-	-
Money market deposit accounts	15	1,408	1,423
Savings accounts	(2)	-	(2)
Time deposits	77	1,022	1,099
Total time and savings deposits	90	2,430	2,520
Federal funds purchased, repurchase agreements and other borrowings	-	1	1
Federal Home Loan Bank advances	-	963	963
Long term borrowings	1	(1)	-
Total interest-bearing liabilities	91	3,393	3,484

Change in net interest income	$1,923	$(168)	$1,755
* Computed on a fully tax-equivalent basis using a 21% rate.
** Other investments include interest-bearing balances due from banks.

	Six months ended June 30, 2023 vs. 2022 Increase (Decrease)
	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
EARNING ASSETS
Loans*	$4,341	$4,195	$8,536
Investment securities:
Taxable	(155)	1,579	1,424
Tax-exempt*	(32)	(17)	(49)
Total investment securities	(187)	1,562	1,375

Federal funds sold	(6)	14	8
Other investments**	(200)	194	(6)
Total earning assets	3,948	5,965	9,913

INTEREST-BEARING LIABILITIES
Interest-bearing transaction accounts	-	1	1
Money market deposit accounts	32	2,069	2,101
Savings accounts	(3)	-	(3)
Time deposits	41	1,234	1,275
Total time and savings deposits	70	3,304	3,374
Federal funds purchased, repurchase agreements and other borrowings	1	36	37
Federal Home Loan Bank advances	-	1,580	1,580
Long term borrowings	3	(3)	-
Total interest-bearing liabilities	74	4,917	4,991

Change in net interest income	$3,874	$1,048	$4,922
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

Provision for Credit Losses
For the three months ended June 30, 2023, the Company recognized a provision for credit losses of $361 thousand compared to $570 thousand for the three months ended June 30, 2022.  The provision for credit losses for the second quarter of 2023 reflected a provision of $310 thousand for loans and a provision for unfunded commitments of $51 thousand. The provision for credit losses was $737 thousand for the first six months of 2023, compared to $671 thousand for the first six months of 2022. Charged-off loans totaled $754 thousand and $1.1 million in the first six months of 2023 and 2022, respectively. Recoveries amounted to $365 thousand and $471 thousand for the six months ended June 30, 2023 and 2022, respectively. The Company’s annualized net loans charged off to average loans were 0.08% for the second quarter of 2023 compared to 0.09% for the second quarter of 2022.

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

Noninterest Income
Total noninterest income was $3.5 million for the second quarter of 2023, decreasing $23 thousand compared to the second quarter of 2022. Although fiduciary and asset management fees, service charges on deposit accounts, and bank-owned life insurance income increased compared to the prior year quarter, these increases were offset primarily by lower other service charges, commissions and fees and other operating income, resulting in a slight decline in noninterest income for the second quarter of 2023 when compared to the prior year quarter. Noninterest income for the six months ended June 30, 2023 decreased $117 thousand to $6.9 million compared to the six months ended June 30, 2022. The decrease in mortgage banking income during 2023 was due to declines in volume of mortgage originations attributable to changes in mortgage market conditions. Gains on sales of fixed assets of $200 thousand and losses on sales of available-for-sale securities and repossessed assets of $164 thousand and $69 thousand, respectively, were recognized during the second quarter of 2023 which impacted the quarterly and year-to-date comparatives.

Noninterest Expense
Noninterest expense totaled $13.1 million for the second quarter of 2023 compared to $11.1 million for the second quarter of 2022. The increase over the prior year quarter was primarily driven by increased salary and employee benefit expense, occupancy and equipment, data processing, professional services and other operating expenses.  The increase in salary and employee benefits was primarily driven by the addition of revenue producing officers, a return to normalized position vacancy levels, incentive compensation expense, and lower deferred loan costs. The Company completed negotiations with a major vendor relationship during the fourth quarter of 2022 which began reducing certain existing cost structures during the first six months of 2023 and will provide an opportunity for operational leverage for future growth at fixed cost levels. Several other major vendor contracts and relationships continue to be assessed and negotiated as a key component of efforts to reduce noninterest expense levels while improving operational efficiency. For the six months ended June 30, 2023, noninterest expense increased $3.5 million, or 16.1% over the six months ended June 30, 2022, primarily due to increases in salary and employee benefits, data processing, ATM and other losses, and other operating expenses.

The Company’s income tax expense decreased $3 thousand for the second quarter and increased $297 thousand for the first six months of 2023 when compared to the same period in 2022 primarily due to changes in the levels of pre-tax income and the mix of effective tax-exempt income. The effective federal income tax rates for the three and six months ended June 30, 2023 were 12.9% and 15.2%, respectively, and the effective tax rates for the three and six months ended June 30, 2022 were 12.4% and 12.8%, respectively.

Balance Sheet Review
At June 30, 2023, the Company had total assets of $1.4 billion, an increase of $87.7 million compared to assets as of December 31, 2022.

Net loans held for investment increased $66.4 million or 6.5%, from $1.0 billion at December 31, 2022 to $1.1 billion at June 30, 2023, driven by diversified loan growth in the following segments: construction, land development, and other land loans of $16.6 million, residential real estate of $19.4 million, commercial real estate of $11.4 million, and indirect consumer automobile of $18.9 million. Cash and cash equivalents increased $34.9 million from December 31, 2022 to June 30, 2023. Securities available-for-sale, at fair value, decreased $15.0 million from December 31, 2022 to $210.6 million at June 30, 2023.

Total deposits of $1.2 billion as of June 30, 2023 increased $72.7 million, or 6.3% from December 31, 2022. Noninterest-bearing deposits decreased $73.9 million, or 17.7%, savings deposits increased $41.8 million, or 7.1%, and time deposits increased $104.8 million, or 68.8%, driven by depositors seeking increased yields and pricing competition.

Index
The Company utilizes FHLB advances as a primary source of liquidity as needed. At June 30, 2023 and December 31, 2022, the Company had FHLB advances of $69.5 million and $46.1 million, respectively. Decreases in overnight repurchase agreements and federal funds purchased were offset by an increase in Federal Home Loan Bank advances as the Company used additional borrowings to help fund loan growth during the first six months of 2023.

Securities Portfolio
When comparing June 30, 2023 to December 31, 2022, securities available-for-sale decreased $13.8 million, or 6.0%, due to an investment sale and normal cash flows from the portfolio. The change in market value was due primarily to changes in market interest rates.

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

The following table sets forth a summary of the securities portfolio in dollar amounts at fair value and as a percentage of the Company’s total securities available-for-sale as of the dates indicated:

TABLE 3: SECURITIES PORTFOLIO

	June 30,		December 31,
(Dollars in thousands)	2023		2022
U.S. Treasury securities	$3,800	2%	$7,671	3%
Obligations of U.S. Government agencies	38,225	18%	42,399	19%
Obligations of state and political subdivisions	56,534	26%	59,384	26%
Mortgage-backed securities	86,028	40%	88,913	39%
Money market investments	1,833	1%	1,816	1%
Corporate bonds and other securities	24,141	11%	25,335	11%
	210,561	98%	225,518	99%
Restricted securities:
Federal Home Loan Bank stock	$3,625	2%	2,709	1%
Federal Reserve Bank stock	892	-	683	-
Community Bankers' Bank stock	42	-	42	-
	4,559		3,434
Total Securities	$215,120	100%	$228,952	100%

Index
The following table summarizes the contractual maturity of the securities portfolio and their weighted average yields as of June 30, 2023.

TABLE 4: MATURITY OF SECURITIES

(Dollars in thousands)	1 year or less 2023	1-5 years	5-10 years	Over 10 years	Total
U.S. Treasury securities	$-	$3,800	$-	$-	$3,800
Weighted average yield	-	1.70%	-	-	1.70%

Obligations of U.S. Government agencies	$1,164	$3,933	$2,504	$30,624	$38,225
Weighted average yield	0.59%	2.48%	4.43%	6.25%	5.56%

Obligations of state and policitcal subdivisions	$165	$1,258	$18,785	$36,326	$56,534
Weighted average yield	0.75%	2.95%	2.21%	2.51%	2.42%

Mortgage-backed securities	$-	$5,221	$10,946	$69,861	$86,028
Weighted average yield	-	3.94%	2.28%	2.87%	2.86%

Money market investments	$1,833	$-	$-	$-	$1,833
Weighted average yield	4.59%	-	-	-	4.59%

Corporate bonds and other securities	$486	$-	$23,655	$-	$24,141
Weighted average yield	3.44%	-	4.43%	-	4.41%

Federal Home Loan Bank stock	$-	$-	$-	$3,625	$3,625
Weighted average yield	-	-	-	6.71%	6.71%

Federal Reserve Bank stock	$-	$-	$-	$892	$892
Weighted average yield	-	-	-	6.00%	6.00%

Community Bankers' Bank stock	$-	$-	$-	$42	$42
Weighted average yield	-	-	-	0.00%	0.00%
Total Securities	$3,648	$14,212	$55,890	$141,370	$215,120
Weighted average yield	2.92%	2.85%	3.26%	3.59%	3.45%

The table above is based on maturity; therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average yield is calculated on a fully tax-equivalent basis using a 21% rate on a pro rata basis for each security based on its relative amortized cost.

For more information about the Company’s securities available-for-sale, including information about securities in an unrealized loss position at June 30, 2023 and December 31, 2022, see Part I, Item 1, “Financial Statements” under the heading Note 2, Securities in this Quarterly Report on Form 10-Q.

Loan Portfolio
The following table shows a breakdown of total loans by segment at June 30, 2023 and December 31, 2022.

TABLE 5: LOAN PORTFOLIO

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Commercial and industrial	$74,663	$72,578
Real estate-construction	94,421	77,944
Real estate-mortgage (1)	277,933	259,091
Real estate-commercial	441,156	429,863
Consumer	203,094	185,269
Other	3,349	2,340
Ending Balance	$1,094,616	$1,027,085

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

Index
The maturity distribution and rate sensitivity of the Company's loan portfolio at June 30, 2023 is presented below:

TABLE 6: MATURITY/REPRICING SCHEDULE OF LOAN PORTFOLIO

	As of June 30, 2023
(Dollars in thousands)	Commercial and industrial	Real estate-construction	Real estate-mortgage (1)	Real estate-commercial	Consumer	Other	Total
Variable Rate:
Within 1 year	$13,624	$54,340	$63,551	$43,936	$8,385	$2,673	$186,509
1 to 5 years	498	647	24,632	25,167	2	269	51,215
5 to 15 years	-	3,905	39,091	1,558	25	-	44,579
After 15 years	-	-	-	-	77	-	77
Fixed Rate:
Within 1 year	$1,851	$11,661	$8,483	$16,609	$1,831	$98	$40,533
1 to 5 years	25,066	14,153	44,133	205,635	78,404	-	367,391
5 to 15 years	33,624	9,671	39,977	142,820	104,991	309	331,392
After 15 years	-	44	58,065	5,431	9,379	-	72,919
	$74,663	$94,421	$277,932	$441,156	$203,094	$3,349	$1,094,615
(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

For more information about the Company’s loan portfolio at June 30, 2023 and December 31, 2022, see Part I, Item 1, “Financial Statements” under the heading Note 3, Loans and the Allowance for Credit Losses on Loans in this Quarterly Report on Form 10-Q.

Nonperforming Assets
The following table summarizes information concerning credit ratios and nonperforming assets. Balances and ratios presented as of June 30, 2023 are in accordance with ASC 326, whereas balances and ratios presented as of December 31, 2022 are presented in accordance with previously applicable GAAP.

The Company continued to experience historically low levels of nonperforming assets in 2023, however, the economic environment could impact performance, which could increase NPAs in future periods. Refer to Part I, Item 1, “Financial Statements” under the heading Note 3, Loans and the Allowance for Credit Losses on Loans in this Quarterly Report on Form 10-Q for more information.

TABLE 7: NONPERFORMING ASSETS

	June 30,	December 31,
(dollars in thousands)	2023	2022
Total loans	$1,094,616	$1,027,085
Nonaccrual loans	235	1,243
Loans past due 90 days or more and accruing interest	1,208	840
Total Nonperforming Assets	$1,443	$2,083
ACLL	$11,651	$10,526
Nonaccrual loans to total loans	0.02%	0.12%
ACLL to total loans	1.06%	1.02%
ACLL to nonaccrual loans	4957.87%	846.82%
Annualized year-to-date net charge-offs to average loans	0.07%	0.02%

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

Allowance for Credit Losses
At June 30, 2023, the ACL was $11.9 million, comprised of ACLL of $11.7 million and a reserve for unfunded commitments of $265 thousand. The increase in the ACLL during the first six months of 2023 was due primarily to growth in the portfolio and the adoption of CECL, which resulted in an implementation adjustment on January 1, 2023 of $641 thousand. The following table summarizes the ACL as of June 30, 2023.

Index
TABLE 8: ALLOWANCE FOR CREDIT LOSSES

(Dollars in thousands)	June 30, 2023
Total ACLL	$11,651
Total Reserve for Unfunded Commitments	265
Total ACL	$11,916
ACLL to total loans	1.06%

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

The ACLL represents an amount that, in management’s judgement, will be adequate to absorb expected credit losses in the loan portfolio; however, if elevated levels of risk are identified, provision for credit losses may increase in future periods.  The following tables present the Company’s loan loss experience for the periods indicated:

TABLE 9: ALLOWANCE FOR CREDIT LOSSES ON LOANS

For the six months ended June 30, 2023
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526
Day 1 impact of adoption of CECL	(11)	19	87	1,048	(365)	(137)	-	641
Charge-offs	(51)	-	-	-	(534)	(169)	-	(754)
Recoveries	12	-	20	-	312	21	-	365
Provision for credit losses	43	136	198	162	112	228	(6)	873
Ending Balance	$666	$707	$2,880	$5,709	$1,590	$99	$-	$11,651

Average loans	76,618	86,239	272,064	432,779	202,388	2,303		1,072,391
Ratio of net charge-offs to average loans	0.05%	0.00%	-0.01%	0.00%	0.11%	6.43%		0.04%

For the six months ended June 30, 2022
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865
Charge-offs	(296)	-	(3)	-	(622)	(190)	-	(1,111)
Recoveries	127	-	40	-	219	85	-	471
Provision for loan losses	82	20	249	(351)	523	148	-	671
Ending Balance	$596	$479	$2,676	$4,436	$1,482	$227	$-	$9,896

Average loans	67,945	63,828	215,699	397,082	118,417	7,300		870,271
Ratio of net charge-offs to average loans	0.25%	0.00%	-0.02%	0.00%	0.34%	1.44%		0.07%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.

Index
For the Three Months ended June 30, 2023
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$664	$653	$2,872	$5,617	$1,641	$104	$-	$11,551
Charge-offs	(51)	-	-	-	(157)	(97)	-	(305)
Recoveries	4	-	9	-	75	7	-	95
Provision for credit losses	49	54	(1)	92	31	85	-	310
Ending Balance	$666	$707	$2,880	$5,709	$1,590	$99	$-	$11,651

Average loans	75,394	88,823	277,453	437,317	207,424	2,312		1,088,723
Ratio of net charge-offs to average loans	0.06%	0.00%	0.00%	0.00%	0.04%	3.89%		0.02%

For the Three Months ended June 30, 2022
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$536	$504	$2,434	$4,600	$1,341	$105	$-	$9,520
Charge-offs	-	-	(3)	-	(315)	(93)	-	(411)
Recoveries	50	-	10	-	103	54	-	217
Provision for loan losses	10	(25)	235	(164)	353	161	-	570
Ending Balance	$596	$479	$2,676	$4,436	$1,482	$227	$-	$9,896

Average loans	59,691	60,545	229,493	398,298	121,200	7,348		876,575
Ratio of net charge-offs to average loans	-0.08%	0.00%	0.00%	0.00%	0.17%	0.53%		0.02%

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

TABLE 10: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

	June 30,		December 31,
	2023		2022
(Dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial	$666	6.82%	$673	7.07%
Real estate-construction	707	8.63%	552	7.59%
Real estate-mortgage (1)	2,880	25.39%	2,575	25.23%
Real estate-commercial	5,709	40.30%	4,499	41.85%
Consumer	1,590	18.55%	2,065	18.04%
Other	99	0.31%	156	0.23%
Unallocated	-	-	6	-
Ending Balance	$11,651	100.00%	$10,526	100.00%

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

As of June 30, 2023, total deposits were $1.2 billion, an increase of $72.7 million, or 6.3%, compared to December 31, 2022. The following table presents average balances and average rates paid on deposits for the periods presented.

Index
TABLE 11: DEPOSITS

	Six months ended June 30,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing transaction	$75,351	0.02%	$73,619	0.01%
Money market	433,235	1.12%	391,201	0.15%
Savings	110,491	0.03%	128,673	0.03%
Time deposits	174,902	2.26%	164,882	0.83%
Total interest bearing	793,979	1.11%	758,375	0.27%
Demand	396,202		415,749
Total deposits	$1,190,181		$1,174,124

As of June 30, 2023 and December 31, 2022, the estimated amounts of total uninsured deposits were $220.3 million and $254.7 million, respectively. The following table shows maturities of the estimated amounts of uninsured time deposits at June 30, 2023. The estimate of uninsured deposits generally represents deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

TABLE 12: MATURITIES OF UNINSURED TIME DEPOSITS

As of June 30,
(dollars in thousands)	2023
Maturing in:
Within 3 months	$16,602
4 through 6 months	15,491
7 through 12 months	26,747
Greater than 12 months	16,569
$75,409

Capital Resources
Total stockholders' equity as of June 30, 2023 was $102.5 million, up 3.8% from $98.7 million on December 31, 2022. The increase was primarily due to lower unrealized losses in the market value of securities available for sale, which are recognized as a component of accumulated other comprehensive loss, and net income, partially offset by the adoption of CECL and dividends paid by the Company. The Company’s securities available-for-sale are fixed income debt securities, and their unrealized loss position is a result of changes in market interest rates rather than credit quality issues. The Company expects to recover its investments in debt securities through scheduled payments of principal and interest and unrealized losses are not expected to affect the net income or regulatory capital of the Company or its subsidiaries.

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

The following is a summary of the Bank’s capital ratios as of June 30, 2023 and December 31, 2022. As shown below, these ratios were all well above the recommended regulatory minimum levels.

TABLE 13: REGULATORY CAPITAL

	2023 Regulatory Minimums	June 30, 2023	2022 Regulatory Minimums	December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	11.07%	4.500%	10.80%
Tier 1 Capital to Risk-Weighted Assets	6.000%	11.07%	6.000%	10.80%
Tier 1 Leverage to Average Assets	4.000%	9.64%	4.000%	9.43%
Total Capital to Risk-Weighted Assets	8.000%	12.02%	8.000%	11.70%
Capital Conservation Buffer	2.500%	4.02%	2.500%	3.70%
Risk-Weighted Assets (in thousands)		$1,245,792		$1,177,600

On July 14, 2021, the Company issued $30.0 million in aggregate principal amount of 3.50% fixed-to-floating rate subordinated notes due 2031 (the Notes) in a private placement transaction.  The Notes initially bear interest at a fixed rate of 3.50% for five years and convert to three-month SOFR plus 286 basis points, resetting quarterly, thereafter.  The Notes were structured to qualify as Tier 2 capital for regulatory purposes and are included in the Company’s Tier 2 capital as of June 30, 2023 and December 31, 2022.

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

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of the end of the second quarter of 2023, the Company had $422.4 million in FHLB borrowing availability based on loans and securities currently available for pledging. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks.

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

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at June 30, 2023. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

Index
TABLE 14: LIQUIDITY SOURCES AND USES

	June 30,
	2023
(dollars in thousands)	Total	In Use	Available
Sources:
Federal funds lines of credit	$100,000	$-	$100,000
Federal Home Loan Bank advances	422,376	69,450	352,926
Federal funds sold & balances at the Federal Reserve			32,499
Securities, available for sale and unpledged at fair value			125,675
Total short-term funding sources			$611,100

Uses: (1)
Unfunded loan commitments and lending lines of credit			89,939
Letters of credit			233
Total potential short-term funding uses			90,172
Liquidity coverage ratio			677.7%
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

In the ordinary course of business the Company has entered into contractual obligations and has made other commitments to make future payments. As of June 30, 2023, there have been no material changes outside the ordinary course of business as disclosed in the Company’s contractual obligations disclosed in the Company’s 2022 Form 10-K.

Off-Balance Sheet Arrangements
As of June 30, 2023, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2022 Form 10-K.

Non-GAAP Financial Measures
In reporting the results as of and for the three and six months ended June 30, 2023, the Company has provided supplemental financial measures on a tax equivalent, tangible, or adjusted basis.  These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP.  In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations and enhance comparability of results of operations with prior periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance. A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is presented below.

Index
TABLE 15: Non-GAAP FINACIAL MEASURES

	Three Months Ended			Six Months Ended June 30,
(dollar in thousands, except share and per share data)	June 30, 2023	March 31, 2023	June 30, 2022	2023	2022
Fully Taxable Equivalent Net Interest Income
Net interest income (GAAP)	$12,099	$12,813	$10,321	$24,912	$19,958
FTE adjustment	56	57	79	113	145
Net interest income (FTE) (non-GAAP)	$12,155	$12,870	$10,400	$25,025	$20,103
Noninterest income (GAAP)	3,477	3,421	3,500	6,898	7,015
Total revenue (FTE) (non-GAAP)	$15,632	$16,291	$13,900	$31,923	$27,118
Noninterest expense (GAAP)	13,147	12,168	11,090	25,315	21,803

Average earning assets	$1,322,886	$1,291,181	$1,233,329	$1,307,121	$1,239,643
Net interest margin	3.67%	4.02%	3.36%	3.84%	3.25%
Net interest margin (FTE) (non-GAAP)	3.69%	4.04%	3.38%	3.86%	3.27%

Efficiency ratio	84.41%	74.95%	80.24%	79.58%	80.83%
Efficiency ratio (FTE) (non-GAAP)	84.10%	74.69%	79.79%	79.30%	80.40%
Tangible Book Value Per Share	June 30, 2023	June 30, 2022	December 31, 2022
Total Stockholders Equity (GAAP)	$102,542	$101,150	$98,734
Less goodwill	1,650	1,650	1,650
Less core deposit intangible	209	253	231
Tangible Stockholders Equity (non-GAAP)	$100,683	$99,247	$96,853

Shares issued and outstanding, including nonvested restricted stock	5,037,275	5,064,236	4,999,083

Book value per share	$20.36	$19.97	$19.75
Tangible book value per share	$19.99	$19.60	$19.37

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

•	conditions in the banking industry and the financial condition and capital adequacy of other participants in the banking industry, and market reactions thereto
•	the quality or composition of the loan or securities portfolios and changes therein
•	effectiveness of expense control initiatives
•	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as may be affected by inflation, changing interest rates, or other factors
•	the Company’s liquidity and capital positions
•	the value of securities held in the Company’s investment portfolios
•	deposit flows
•	the Company’s technology, efficiency, and other strategic initiatives
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

Index
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

•	the use of inaccurate assumptions in management’s modeling systems
•	technological risks and developments
•	the commercial and residential real estate markets
•	the demand in the secondary residential mortgage loan markets
•	expansion of the Company’s product offerings
•	effectiveness of expense control initiatives
•	changes in accounting principles, standards, rules and interpretations and elections made by the Company thereunder, and the related impact on the Company’s financial statements.

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

Index
Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company's 2022 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon vesting of restricted stock awards to satisfy tax withholding requirements. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the six months ended June 30, 2023, the Company did not repurchase any shares related to the equity compensation plan awards.

During the six months ended June 30, 2023, the Company did not have an effective share repurchase program that was authorized by the Company’s Board of Directors.

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

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL, filed herewith: (i) Consolidated Balance Sheets (unaudited for June 30, 2023), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Inline XBRL (included with Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

August 14, 2023	/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

August 14, 2023	/s/Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)