Form 10-Q
period 2023-09-30
OLD POINT FINANCIAL CORP
filed 2023-11-13
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $5.00 par value per share	OPOF	The NASDAQ Stock Market LLC

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

The number of shares outstanding of the registrant’s common stock, ($5.00 par value per share) as of November 8, 2023 was 5,038,066 shares.

OLD POINT FINANCIAL CORPORATION
FORM 10-Q

GLOSSARY OF ACRONYMS AND DEFINED TERMS

2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
ACL	Allowance for Credit Losses
ACLL	Allowance for Credit Losses on Loans, a component of ACL
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLR	Community Bank Leverage Ratio Framework
COVID-19	Novel coronavirus disease 2019
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
IRLC	Interest Rate Lock Commitments
NIM	Net Interest Margin
Notes	The Company’s 3.50% fixed-to-floating rate subordinated notes due 2031
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
ROE	Return on Average Equity
SEC	U.S. Securities and Exchange Commission
SOFR	Secured overnight financing rate
TDR	Troubled Debt Restructuring
Wealth	Old Point Trust & Financial Services N.A.

Index
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
(dollars in thousands, except share data)	2023	2022
	(unaudited)
Assets

Cash and due from banks	$14,501	$15,670
Interest-bearing due from banks	62,508	3,580
Federal funds sold	632	-
Cash and cash equivalents	77,641	19,250
Securities available-for-sale, at fair value	200,617	225,518
Restricted securities, at cost	5,176	3,434
Loans held for sale	292	421
Loans, net	1,070,834	1,016,559
Premises and equipment, net	30,262	31,008
Premises and equipment, held for sale	344	987
Bank-owned life insurance	34,826	34,049
Goodwill	1,650	1,650
Core deposit intangible, net	198	231
Other assets	25,223	22,228
Total assets	$1,447,063	$1,355,335

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$348,316	$418,582
Savings deposits	619,799	584,527
Time deposits	269,493	152,910
Total deposits	1,237,608	1,156,019
Overnight repurchase agreements	1,323	4,987
Federal funds purchased and other short-term borrowings	-	11,378
Federal Home Loan Bank advances	69,450	46,100
Long-term borrowings	29,636	29,538
Accrued expenses and other liabilities	9,520	8,579
Total liabilities	1,347,537	1,256,601

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,038,066 and 4,999,083 shares outstanding (includes 54,593 and 46,989 of nonvested restricted stock, respectively)	24,917	24,761
Additional paid-in capital	16,957	16,593
Retained earnings	81,292	78,147
Accumulated other comprehensive loss, net	(23,640)	(20,767)
Total stockholders' equity	99,526	98,734
Total liabilities and stockholders' equity	$1,447,063	$1,355,335

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited, dollars in thousands, except share and per share data)	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$14,311	$10,506	$41,537	$29,173
Due from banks	838	252	995	533
Federal funds sold	9	11	24	18
Securities:
Taxable	1,788	1,297	5,324	3,409
Tax-exempt	159	272	580	732
Dividends and interest on all other securities	84	30	229	58
Total interest and dividend income	17,189	12,368	48,689	33,923

Interest expense:
Checking and savings deposits	2,060	147	4,483	471
Time deposits	2,456	312	4,412	993
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	-	43	39	45
Federal Home Loan Bank advances	952	-	2,532	-
Long-term borrowings	295	295	885	885
Total interest expense	5,763	797	12,351	2,394
Net interest income	11,426	11,571	36,338	31,529
Provision for credit losses	505	402	1,242	1,073
Net interest income after provision for credit losses	10,921	11,169	35,096	30,456

Noninterest income:
Fiduciary and asset management fees	1,012	953	3,282	3,086
Service charges on deposit accounts	751	795	2,297	2,278
Other service charges, commissions and fees	1,119	1,143	3,255	3,339
Bank-owned life insurance income	263	227	776	653
Mortgage banking income	144	86	351	419
Gain (loss) on sale of available-for-sale securities, net	30	-	(134)	-
Loss on sale of repossessed assets	-	-	(69)	-
Gain on sale of fixed assets	-	-	200	-
Other operating income	163	161	422	605
Total noninterest income	3,482	3,365	10,380	10,380

Noninterest expense:
Salaries and employee benefits	7,830	6,821	23,236	19,854
Occupancy and equipment	1,241	1,184	3,691	3,488
Data processing	1,300	1,206	3,743	3,447
Customer development	159	136	373	298
Professional services	636	647	2,065	1,915
Employee professional development	257	230	780	769
Other taxes	251	212	698	637
ATM and other losses	154	112	563	226
Other operating expenses	1,053	1,017	3,047	2,734
Total noninterest expense	12,881	11,565	38,196	33,368
Income before income taxes	1,522	2,969	7,280	7,468
Income tax expense	160	427	1,033	1,003
Net income	$1,362	$2,542	$6,247	$6,465

Basic Earnings per Share:
Weighted average shares outstanding	5,037,558	5,015,712	5,020,269	5,095,716
Net income per share of common stock	$0.27	$0.51	$1.24	$1.27

Diluted Earnings per Share:
Weighted average shares outstanding	5,037,662	5,015,712	5,020,447	5,095,768
Net income per share of common stock	$0.27	$0.51	$1.24	$1.27

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited, dollars in thousands)	2023	2022	2023	2022

Net income	$1,362	$2,542	$6,247	$6,465
Other comprehensive loss, net of tax
Net unrealized loss on available-for-sale securities	(3,859)	(7,997)	(2,979)	(25,522)
Reclassification for (gain) loss included in net income	(24)	-	106	-
Other comprehensive loss, net of tax	(3,883)	(7,997)	(2,873)	(25,522)
Comprehensive income (loss)	$(2,521)	$(5,455)	$3,374	$(19,057)

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited, dollars in thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	Total
Three Months Ended September 30, 2023

Balance at June 30, 2023	4,977,276	$24,886	$16,777	$80,636	$(19,757)	$102,542
Net income	-	-	-	1,362	-	1,362
Other comprehensive loss, net of tax	-	-	-	-	(3,883)	(3,883)
Employee Stock Purchase Plan share issuance	2,274	12	28	-	-	40
Restricted stock vested	3,923	19	(19)	-	-	-
Share-based compensation expense	-	-	171	-	-	171
Cash dividends ($0.14 per share)	-	-	-	(706)	-	(706)

Balance at end of period	4,983,473	$24,917	$16,957	$81,292	$(23,640)	$99,526

Three Months Ended September 30, 2022

Balance at June 30, 2022	5,018,144	$25,091	$17,643	$74,266	$(15,850)	$101,150
Net income	-	-	-	2,542	-	2,542
Other comprehensive loss, net of tax	-	-	-	-	(7,997)	(7,997)
Employee Stock Purchase Plan share issuance	1,492	7	26	-	-	33
Common stock purchased	(69,000)	(345)	(1,340)	-	-	(1,685)
Restricted stock vested	-	-	-	-	-	-
Share-based compensation expense	-	-	121	-	-	121
Cash dividends ($0.13 per share)	-	-	-	(652)	-	(652)

Balance at end of period	4,950,636	$24,753	$16,450	$76,156	$(23,847)	$93,512

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(dollars in thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Nine Months Ended September 30, 2023

Balance at December 31, 2022	4,952,094	$24,761	$16,593	$78,147	$(20,767)	$98,734
Net income	-	-	-	6,247	-	6,247
Other comprehensive loss, net of tax	-	-	-	-	(2,873)	(2,873)
Impact of adoption of ASC 326	-	-	-	(991)	-	(991)
Employee Stock Purchase Plan share issuance	5,453	27	74	-	-	101
Restricted stock vested	25,926	129	(129)	-	-	-
Share-based compensation expense	-	-	419	-	-	419
Cash dividends ($0.42 per share)	-	-	-	(2,111)	-	(2,111)

Balance at end of period	4,983,473	$24,917	$16,957	$81,292	$(23,640)	$99,526

Nine Months Ended September 30, 2022

Balance at December 31, 2021	5,201,272	$26,006	$21,458	$71,679	$1,675	$120,818
Net income	-	-	-	6,465	-	6,465
Other comprehensive loss, net of tax	-	-	-	-	(25,522)	(25,522)
Employee Stock Purchase Plan share issuance	4,307	21	78	-	-	99
Common stock purchased	(268,095)	(1,340)	(5,315)	-	-	(6,655)
Restricted stock vested	13,152	66	(66)	-	-	-
Share-based compensation expense	-	-	295	-	-	295
Cash dividends ($0.39 per share)	-	-	-	(1,988)	-	(1,988)

Balance at end of period	4,950,636	$24,753	$16,450	$76,156	$(23,847)	$93,512

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(unaudited, dollars in thousands)	2023	2022
Operating activities:
Net income	$6,247	$6,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,631	1,550
Amortization of right of use lease asset	333	240
Accretion related to acquisition, net	33	10
Amortization of subordinated debt issuance costs	98	98
Provision for credit losses	1,242	1,073
Loss on sale of securities, net	134	-
Net amortization of securities	564	923
Decrease in loans held for sale, net	129	2,513
Net gain on disposal of premises and equipment	(200)	-
Net gain on write-down/sale of repossessed assets	69	-
Income from bank owned life insurance	(776)	(653)
Stock compensation expense	419	295
Increase in other assets	(2,635)	(287)
Increase in accrued expenses and other liabilities	704	1,557
Net cash provided by operating activities	7,992	13,784

Investing activities:
Purchases of available-for-sale securities	(15,173)	(47,543)
Purchase of redemption of restricted securities, net	(681)	(355)
Proceeds from maturities and calls of available-for-sale securities	200	3,950
Proceeds from sales of available-for-sale securities	23,171	3,950
Paydowns on available-for-sale securities	11,308	13,195
Net increase in loans held for investment	(56,267)	(112,521)
Purchases of bank-owned life insurance	-	(2,500)
Purchases of premises and equipment	(885)	(969)
Proceeds from sale of premises and equipment	839	-
Net cash used in investing activities	(37,488)	(142,793)

Financing activities:
(Decrease) increase in noninterest-bearing deposits	(70,266)	15,716
Increase in savings deposits	35,272	5,789
Increase (decrease) in time deposits	116,583	(16,296)
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(15,042)	(555)
Increase in Federal Home Loan Bank advances	347,850	-
Repayment of Federal Home Loan Bank advances	(324,500)	-
Repayment of Federal Reserve Bank borrowings	-	(480)
Proceeds from Employee Stock Purchase Plan issuance	101	99
Repurchase of common stock	-	(6,655)
Cash dividends paid on common stock	(2,111)	(1,988)
Net cash provided by (used in) financing activities	87,887	(4,370)

Net increase (decrease) in cash and cash equivalents	58,391	(133,379)
Cash and cash equivalents at beginning of period	19,250	187,922
Cash and cash equivalents at end of period	$77,641	$54,543

Supplemental discolsures of cash flow information
Cash payments for:
Interest	$11,399	$2,609

Supplemental schedule of noncash transactions
Unrealized gain (loss) on securities available-for-sale	$(3,636)	$(32,307)
Former bank property transferred from fixed assets to held for sale assets	$-	$345
Right of use lease asset and liability	$-	$327
Impact of adoption of ASC 326	$991	$-

See accompanying notes to consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

The Company
Headquartered in Hampton, Virginia, Old Point Financial Corporation (NASDAQ: OPOF) (the Company) is a holding company that conducts substantially all of its operations through two wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services, N.A. (Wealth). The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of September 30, 2023, the Bank had 14 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Wealth offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, and its wholly-owned subsidiaries, the Bank and Wealth. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at September 30, 2023 and December 31, 2022, the statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the statements of cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Adoption of New Accounting Standards
On January 1, 2023, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL model, which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to unfunded credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 modified the impairment for available-for-sale debt securities, requiring credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell. It also modified the measurement principles for modifications of loans to borrowers experiencing financial difficulty, including how the ACL is measured for such loans.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2023, are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. As a result of adopting ASC 326, the Company recorded a net decrease to retained earnings of $1.0 million.

The Company adopted ASC 326 using the prospective transition approach for debt securities. The adoption did not affect the carrying value of debt securities or the amount of unrealized gains and losses recorded in accumulated other comprehensive loss. Upon adoption of ASC 326, the Company did not have any securities included in its portfolio where other-than-temporary impairment had previously been recognized or that required an ACL.

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

Loans Held for Investment
The Company makes commercial, consumer, and mortgage loans to customers. The Company’s recorded investment in loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally is reported at the unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the ACL. Interest on loans is accrued based on the unpaid principal balance. Loan fees and origination costs are deferred, and the net amount is amortized as a level yield adjustment over the respective term of the related loans.

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

In the ordinary course of business, the Company enters commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the Consolidated Balance Sheets when they are funded.

Allowance for Credit Losses on Loans
The provision for credit losses on loans charged to operations is an amount sufficient to bring the allowance to an estimated balance that management considers adequate to absorb expected credit losses in the Company’s loan portfolio. The ACLL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Amortized cost is the principal balance outstanding, net of any purchase premiums and discounts and net of any deferred loan fees and costs.

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

Reserve for Unfunded Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded and is included in “Other Liabilities” within the Company’s Consolidated Balance Sheets.

Accrued Interest Receivable
The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ACLL, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $3.2 million on loans held for investment as of September 30, 2023 and is included in “Other Assets” on the Company’s Consolidated Balance Sheet.

Allowance for Credit Losses – Available-For-Sale Securities
Investments in debt securities are classified as either held to maturity, available-for-sale, or trading, based on management’s intent. Currently, all the Company’s debt securities are classified as available-for-sale. Available-for-sale debt securities are carried at estimated fair value with the corresponding unrealized gains and losses recognized in other comprehensive income (loss). Gains or losses are recognized in net income on the trade date using the amortized cost of the specific security sold. Purchase premiums are recognized in interest income using the effective interest rate method over the period from purchase to maturity or, for callable securities, the earliest call date, and purchase discounts are recognized in the same manner from purchase to maturity.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell if met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss).

Changes in the ACL are recorded as a credit loss expense or reversal. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding interest or requirement to sell is met. Accrued interest receivable on available-for-sale securities is excluded from the estimate of credit losses.

Other accounting standards that have been adopted by the Company or issued by the FASB or other standards-setting bodies have not or are not currently expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Index
Note 2. Securities

On January 1, 2023, the Company adopted ASC 326, which made changes to the accounting for available-for-sale debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not, they will be required to sell prior to maturity. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to “Note 1. Description of Business and Summary of Significant Accounting Policies.”

All securities information presented as of September 30, 2023, is in accordance with ASC 326. All securities information presented as of December 31, 2022, or a prior date is in accordance with previous applicable GAAP. See information regarding the Company’s prior accounting policies in “Note 1. Significant Accounting Policies” in the Company’s 2022 Form 10-K.

Amortized costs and fair values, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated were as follows:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$4,075	$-	$(298)	$3,777
Obligations of U.S. Government agencies	45,160	182	(787)	44,555
Obligations of state and political subdivisions	58,394	-	(11,739)	46,655
Mortgage-backed securities	93,016	-	(13,238)	79,778
Money market investments	1,906	-	-	1,906
Corporate bonds and other securities	27,990	-	(4,044)	23,946
	$230,541	$182	$(30,106)	$200,617

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$8,013	$-	$(342)	$7,671
Obligations of U.S. Government agencies	43,622	10	(1,233)	42,399
Obligations of state and political subdivisions	70,491	-	(11,107)	59,384
Mortgage-backed securities	99,874	-	(10,961)	88,913
Money market investments	1,816	-	-	1,816
Corporate bonds and other securities	27,990	-	(2,655)	25,335
	$251,806	$10	$(26,298)	$225,518

The amortized cost and fair value of securities by contractual maturity are shown below.

	September 30, 2023
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$1,860	$1,825
Due after one year through five years	9,448	8,766
Due after five through ten years	65,186	54,922
Due after ten years	152,141	133,198
Other securities, restricted	1,906	1,906
	$230,541	$200,617

Index
The following table shows realized gains and losses on the sale of investment securities during the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Realized gains on sales of securities	$1,061	$-	$1,061	$-
Realized losses on sales of securities	(1,031)	-	(1,195)	-
Net realized gain (loss)	$30	$-	$(134)	$-

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an ACL has not been recorded as of September 30, 2023 and that are deemed to be temporarily impaired as of December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	September 30, 2023
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value	Securities
U.S. Treasury securities	$-	$-	$298	$3,777	$298	$3,777	1
Obligations of U.S. Government agencies	67	9,217	720	25,820	787	35,037	45
Obligations of state and political subdivisions	415	2,379	11,324	44,276	11,739	46,655	44
Mortgage-backed securities	987	13,087	12,251	66,691	13,238	79,778	41
Corporate bonds and other securities	154	846	3,890	22,100	4,044	22,946	25
Total securities available-for-sale	$1,623	$25,529	$28,483	$162,664	$30,106	$188,193	156

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value	Securities
U.S. Treasury securities	$342	$7,671	$-	$-	$342	$7,671	4
Obligations of U.S. Government agencies	258	13,873	975	22,851	1,233	36,724	43
Obligations of state and political subdivisions	5,386	33,720	5,721	23,856	11,107	57,576	56
Mortgage-backed securities	4,157	52,717	6,804	36,196	10,961	88,913	38
Corporate bonds and other securities	1,084	12,906	1,571	11,429	2,655	24,335	21
Total securities available-for-sale	$11,227	$120,887	$15,071	$94,332	$26,298	$215,219	162

The number of investments in an unrealized loss position as of September 30, 2023 and December 31, 2022 were 156 and 162, respectively. The Company concluded no ACL should be recognized as of September 30, 2023 and December 31, 2022, based primarily on the fact that changes in fair value were caused primarily by increases in interest rates, securities with unrealized losses had generally high credit quality, the Company intends to hold these investments to maturity, it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

Note 3. Loans and the Allowance for Credit Losses on Loans

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to “Note 1. Description of Business and Summary of Significant Accounting Policies.” All loan information presented as of September 30, 2023, is in accordance with ASC 326. All loan information presented as of December 31, 2022, or a prior date is in accordance with previous applicable GAAP.

Index
The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Mortgage loans on real estate:
Residential 1-4 family	$184,535	$169,248
Commercial - owner occupied	162,611	184,586
Commercial - non-owner occupied	279,183	245,277
Multifamily	31,813	26,675
Construction and land development	94,143	77,944
Second mortgages	9,968	8,828
Equity lines of credit	53,784	54,340
Total mortgage loans on real estate	816,037	766,898
Commercial and industrial loans	73,279	72,578
Consumer automobile loans	170,637	163,018
Other consumer loans	20,309	22,251
Other (1)	2,416	2,340
Total loans, net of deferred fees (2)	1,082,678	1,027,085
Less: Allowance for credit losses on loans	11,844	10,526
Loans, net of allowance and deferred fees (2)	$1,070,834	$1,016,559
(1)
Overdrawn accounts are reclassified as loans and included in the Other category in the table above.  Overdrawn deposit accounts, excluding internal use accounts, totaled $264 thousand and $269 thousand at September 30, 2023 and December 31, 2022, respectively.

(2)	Net deferred loan fees totaled $1.3 million on September 30, 2023 and $1.0 million on December 31, 2022.

All classes of loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Interest and fees continue to accrue on past due loans until the date the loan is placed in nonaccrual status, if applicable. The following table includes an aging analysis of the recorded investment in past due loans as of the dates indicated. Also included in the table below are loans that are 90 days or more past due as to interest and principal and still accruing interest, because they are well-secured and in the process of collection. The following table shows the aging of the Company’s loan portfolio, by class, as of September 30, 2023.

Age Analysis of Past Due Loans as of September 30, 2023

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$-	$-	$398	$145	$183,992	$184,535
Commercial - owner occupied	-	407	-	-	162,204	162,611
Commercial - non-owner occupied	17	-	-	-	279,166	279,183
Multifamily	-	-	-	-	31,813	31,813
Construction and land development	-	-	-	1,391	92,752	94,143
Second mortgages	-	-	-	-	9,968	9,968
Equity lines of credit	-	-	-	47	53,737	53,784
Total mortgage loans on real estate	$17	$407	$398	$1,583	$813,632	$816,037
Commercial and industrial loans	507	17	116	335	72,304	73,279
Consumer automobile loans	2,857	264	148	-	167,368	170,637
Other consumer loans	231	375	135	-	19,568	20,309
Other	54	-	-	-	2,362	2,416
Total	$3,666	$1,063	$797	$1,918	$1,075,234	$1,082,678
(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccrual column and not also in its respective past due column.

Index
The following table shows the Company’s amortized cost basis of loans on nonaccrual status as of January 1, 2023 as well as the amortized cost basis of loans on nonaccrual status and loans past due 90 days and accruing as of September 30, 2023 by class of loan.

	Nonaccrual
(dollars in thousands)	January 1, 2023	September 30, 2023	Nonaccrual with no ACLL	90 Days and still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$154	$145	$-	$398
Construction and land development	945	1,391	1,391	-
Equity lines of credit	-	47	47	-
Total mortgage loans on real estate	1,099	1,583	1,438	398
Commercial and industrial loans	144	335	35	116
Consumer automobile loans	-	-	-	148
Other consumer loans	-	-	-	135
Other	-	-	-	-
Total	$1,243	$1,918	$1,473	$797

The Company’s loan portfolio may include certain loans modified, where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company closely monitors the performance of modified loans to understand the effectiveness of modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. The Company did not grant any such modifications during the third quarter of 2023.

Allowance for Credit Losses on Loans

ACLL is a material estimate for the Company. The Company estimates its ACLL on a quarterly basis. The Company models the ACLL using two primary segments, commercial and consumer. Within each segment, loan classes are further identified based on similar risk characteristics. The Company has identified the following classes within each segment:

•	Commercial: commercial and industrial, real estate - construction and land development, real estate – commercial (owner occupied and non-owner occupied), and other loans
•	Consumer: real estate – mortgage, and consumer loans

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

•
Real estate - construction and land development: Construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may at any point in time be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be the loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

•
Real estate - commercial: Commercial real estate loans carry risks associated with the successful operation of a business if owner occupied. If non-owner occupied, the repayment of these loans may be dependent upon the profitability and cash flow from rent receipts.

•	Real estate - mortgage: Residential mortgage loans and equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.
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

Index
The following tables presents the activity in the ACLL by portfolio class for the nine months ended September 30, 2023.

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS
For the Nine Months ended September 30, 2023
(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Land Development	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526
Day 1 impact of adoption of CECL	(11)	19	87	1,048	(365)	(137)	-	641
Charge-offs	(159)	-	-	-	(813)	(228)	-	(1,200)
Recoveries	64	-	28	-	393	41	-	526
Provision for loan losses	78	258	192	244	270	315	(6)	1,351
Ending Balance	$645	$829	$2,882	$5,791	$1,550	$147	$-	$11,844

Individually evaluated	$-	$-	$61	$-	$-	$-	$-	$61
Collectively evaluated	645	829	2,821	5,791	1,550	147	-	11,783

Ending Balance	$645	$829	$2,882	$5,791	$1,550	$147	$-	$11,844

Loans Balances:
Individually evaluated	$334	$1,463	$503	$375	$-	$-	$-	$2,675
Collectively evaluated	72,945	92,680	279,597	441,419	190,946	2,416	-	1,080,003
Ending Balance	$73,279	$94,143	$280,100	$441,794	$190,946	$2,416	$-	$1,082,678
(1)	The real estate-mortgage segment includes residential 1 – 4 family, multi-family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Provision for credit losses:
Provision for loans	$478	$402	$1,351	$1,073
Provison (recovery) for unfunded commitments	27	-	(109)	-
Total	$505	$402	$1,242	$1,073

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

Index
The following tables present credit quality exposures by internally assigned risk ratings originated as of the dates indicated:

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Construction and land development
Pass	$27,785	$34,339	$24,879	$3,399	$301	$419	$1,630	$92,752
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	117	1,274	-	-	-	1,391
Total construction and land development	$27,785	$34,339	$24,996	$4,673	$301	$419	$1,630	$94,143

Commercial real estate - owner occupied
Pass	$7,352	$34,082	$21,805	$13,859	$10,899	$64,449	$5,247	$157,693
OAEM	-	-	-	-	237	4,396	285	4,918
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$7,352	$34,082	$21,805	$13,859	$11,136	$68,845	$5,532	$162,611

Commercial real estate - non-owner occupied
Pass	$26,999	$53,484	$97,508	$39,035	$11,419	$48,479	$2,259	$279,183
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$26,999	$53,484	$97,508	$39,035	$11,419	$48,479	$2,259	$279,183

Commercial and industrial
Pass	$15,350	$26,931	$5,126	$2,441	$2,302	$7,174	$13,620	$72,944
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	335	-	335
Total commercial and industrial	$15,350	$26,931	$5,126	$2,441	$2,302	$7,509	$13,620	$73,279

Multifamily real estate
Pass	$9,699	$3,502	$2,168	$612	$5,991	$9,188	$653	$31,813
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multifamily real estate	$9,699	$3,502	$2,168	$612	$5,991	$9,188	$653	$31,813

Residential 1-4 family
Pass	$23,298	$38,752	$40,529	$26,889	$13,286	$53,167	$51,824	$247,745
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	350	47	145	-	542
Total residential 1-4 family	$23,298	$38,752	$40,529	$27,239	$13,333	$53,312	$51,824	$248,287

Consumer - automobile
Pass	$49,881	$92,976	$14,922	$4,932	$2,029	$5,897	$-	$170,637
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - automobile	$49,881	$92,976	$14,922	$4,932	$2,029	$5,897	$-	$170,637

Consumer - other
Pass	$294	$630	$424	$125	$14	$16,505	$2,317	$20,309
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - other	$294	$630	$424	$125	$14	$16,505	$2,317	$20,309

Other
Pass	$1,121	$-	$-	$-	$-	$1,295	$-	$2,416
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	$1,121	$-	$-	$-	$-	$1,295	$-	$2,416

Total loans
Pass	$161,779	$284,696	$207,361	$91,292	$46,241	$206,573	$77,550	$1,075,492
OAEM	-	-	-	-	237	4,396	285	4,918
Substandard	-	-	117	1,624	47	480	-	2,268
Total loans	$161,779	$284,696	$207,478	$92,916	$46,525	$211,449	$77,835	$1,082,678

Index
The following table details the current period gross charge-offs of loans by year of origination as of September 30, 2023:

	September 30, 2023
	Current Period Charge-offs by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial	$-	$140	$15	$4	$-	$-	$-	$159
Consumer - automobile	9	382	267	68	18	51	-	795
Consumer - other	-	-	5	-	3	10	-	18
Other (1)	206	22	-	-	-	-	-	228
Total	$215	$544	$287	$72	$21	$61	$-	$1,200
(1)	Gross charge-offs of other loans for the first nine months ended September 30, 2023 included $206 thousand of demand deposit overdrafts that originated in 2023.

As of September 30, 2023, the Company had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

Prior to the adoption of ASC 326

The following table shows the aging of the Company’s loan portfolio, by class, as of December 31, 2022.

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
Impaired Loans by Class
					For the Year Ended
	As of December 31, 2022				December 31, 2022
(dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$285	$44	$235	$21	$282	$7
Commercial	430	55	358	3	420	-
Construction	1,321	829	191	6	1,208	3
Total mortgage loans on real estate	2,036	928	784	30	1,910	10
Commercial and industrial loans	144	144	-	-	144	5
Total	$2,180	$1,072	$784	$30	$2,054	$15

The following tables present credit quality exposures by internally assigned risk ratings as of December 31, 2022:

Credit Quality Information
As of December 31, 2022
(dollars in thousands)	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$169,094	$-	$154	$169,248
Commercial - owner occupied	184,301	285	-	184,586
Commercial - non-owner occupied	245,277	-	-	245,277
Multifamily	26,675	-	-	26,675
Construction	76,999	-	945	77,944
Second mortgages	8,828	-	-	8,828
Equity lines of credit	54,340	-	-	54,340
Total mortgage loans on real estate	$765,514	$285	$1,099	$766,898
Commercial and industrial loans	72,434	-	144	72,578
Consumer automobile loans	162,738	-	280	163,018
Other consumer loans	22,251	-	-	22,251
Other	2,340	-	-	2,340
Total	$1,025,277	$285	$1,523	$1,027,085

The following tables presents the activity in the ACLL by portfolio segment for the year ended December 31, 2022.

For the Year ended December 31, 2022
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865
Charge-offs	(297)	-	(25)	-	(1,368)	(332)	-	(2,022)
Recoveries	134	-	61	22	648	112	-	977
Provision for loan losses	153	93	149	(310)	1,423	192	6	1,706
Ending Balance	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526

Individually evaluated for impairment	$-	$6	$21	$3	$-	$-	$-	$30
Collectively evaluated for impairment	673	546	2,554	4,496	2,065	156	6	10,496

Ending Balance	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526

Loans Balances:
Individually evaluated for impairment	$144	$1,020	$279	$413	$-	$-	$-	$1,856
Collectively evaluated for impairment	72,434	76,924	258,812	429,450	185,269	2,340	-	1,025,229
Ending Balance	$72,578	$77,944	$259,091	$429,863	$185,269	$2,340	$-	$1,027,085
(1)	The real estate-mortgage segment includes residential 1 – 4 family, multi-family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

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

The right-of-use asset and lease liability are included in “Other Assets” and “Other Liabilities”, respectively, in the Consolidated Balance Sheets. There were no new leases executed during the nine months ended September 30, 2023. The following tables present information about the Company’s leases:

(dollars in thousands)	September 30, 2023
Lease liabilities	$1,353
Right-of-use assets	$1,279
Weighted average remaining lease term	3.69 years
Weighted average discount rate	2.98%

	Three Months Ended September 30,		Nine Months September 30,
(dollars in thousands)	2023	2022	2023	2022
Operating lease cost	$131	$87	$333	$251
Total lease cost	$131	$87	$333	$251

Cash paid for amounts included in the measurement of lease liabilities	$108	$85	$311	$254

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
(dollars in thousands)	September 30, 2023
Three months ending December 31, 2023	$107
Twelve months ending December 31, 2024	436
Twelve months ending December 31, 2025	395
Twelve months ending December 31, 2026	278
Thereafter	231
Total undiscounted cash flows	$1,447
Discount	(94)
Lease liabilities	$1,353

Note 5. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both September 30, 2023 and December 31, 2022. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as “Other Assets” on the Consolidated Balance Sheets and were $1.2 million and $1.4 million at September 30, 2023 and December 31, 2022, respectively. The expected terms of these investments and the related tax benefits run through 2033. There were no additional capital calls expected for the funds at September 30, 2023.

Index
The table below summarizes the tax credits and other tax benefits recognized by the Company related to these investments during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected Line Item on
(dollars in thousands)	2023	2022	2023	2022	Consolidated Income Statement
Tax credits and other benefits
Amortization of operating losses	$91	$51	$275	$153	ATM and other losses
Tax benefit of operating losses*	19	11	58	32	Income tax expense
Tax credits	77	89	232	267	Income tax expense
Total tax benefits	$96	$100	$290	$299

*	Computed using a 21% tax rate.

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

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. As of September 30, 2023 and December 31, 2022, the remaining credit available from these lines totaled $100.0 million and $103.6 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $360.9 million and $346.5 as of September 30, 2023 and December 31, 2022, respectively.

The following table presents total short-term borrowings as of the dates indicated:

(dollars in thousands)	September 30, 2023	December 31, 2022
Federal funds purchased	$-	$11,378
Overnight repurchase agreements	1,323	4,987
Federal Home Loan Bank advances	49,450	46,100
Total short-term borrowings	$50,773	$62,465

Maximum month-end outstanding balance (year-to-date)	$84,360	$62,465
Average outstanding balance during the period	$58,919	$11,776
Average interest rate (year-to-date)	4.91%	2.34%
Average interest rate at end of period	5.61%	4.58%

Long-Term Borrowings
The Company had a long-term FHLB advance totaling $20.0 million outstanding at September 30, 2023 with a scheduled maturity of April 14, 2025 and a rate of 4.28%. The Company did not have any long-term FHLB advances at December 31, 2022.

On July 14, 2021, the Company completed a $30.0 million issuance, ($29.4 million, net of issuance costs) of subordinated notes (the Notes) in a private placement transaction. The Notes are due in 2031 and bear interest at a fixed rate of 3.5% for five years and at the three-month SOFR plus 286 basis points, resetting quarterly, thereafter.

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

Index
Financial instruments whose contract amounts represent credit risk were outstanding as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Commitments to extend credit:
Home equity lines of credit	$93,885	$87,722
Commercial real estate, construction and development loans committed but not funded	84,076	67,107
Other lines of credit (principally commercial)	48,760	51,742
Total	$226,721	$206,571

Letters of credit	$752	$904

Note 8. Share-Based Compensation

Employee Stock Purchase Plan
The Company has adopted an ESPP and offers share-based compensation through its equity compensation plan. Share-based compensation arrangements may include stock options, restricted and unrestricted stock awards, restricted stock units, performance units and stock appreciation rights. Accounting standards require all share-based payments to employees and non-employee directors to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period. The Company accounts for forfeitures during the vesting period as they occur.

Under the Company’s ESPP, substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and was set at 5% for 2022 and for the first nine months of 2023.

Total stock purchases under the ESPP amounted to 5,453 shares during the nine months ended September 30, 2023. At September 30, 2023, the Company had 216,325 remaining shares reserved for issuance under the ESPP.

Incentive Stock Plan
The Incentive Stock Plan permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of September 30, 2023, only restricted stock has been granted under the Incentive Stock Plan.

Restricted stock activity for the nine months ended September 30, 2023 is summarized below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, January 1, 2023	46,989	$22.49
Issued	35,013	17.20
Vested	(25,926)	20.25
Forfeited	(1,483)	17.20
Nonvested, September 30, 2023	54,593	$20.30

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.65 years.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $650 thousand as of September 30, 2023 and $591 thousand as of September 30, 2022.

Stock-based compensation expense was $171 thousand and $121 thousand for the three months ended September 30, 2023 and 2022, respectively and $419 thousand and $295 thousand for the nine months ended September 30, 2023 and 2022, respectively.

Index
Note 9. Stockholders’ Equity and Earnings per Common Share

Stockholders’ Equity – Accumulated Other Comprehensive Income (Loss)
The following tables present amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected Line Item on Consolidated Statement of Income
(dollars in thousands)	2023	2022	2023	2022
Sale of securities
Realized gain (loss) on sale of securities	$30	$-	$(134)	$-	Gain (loss) on sale of securities, net
Tax effect	6	-	(28)	-	Income tax (benefit) expense
	$24	$-	$(106)	$-

The following tables present the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Three Months Ended September 30, 2023
Balance at beginning of period	$(19,757)	$(19,757)
Net other comprehensive loss	(3,883)	(3,883)
Balance at end of period	$(23,640)	$(23,640)

Three Months Ended September 30, 2022
Balance at beginning of period	$(15,850)	$(15,850)
Net other comprehensive loss	(7,997)	(7,997)
Balance at end of period	$(23,847)	$(23,847)

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Nine Months Ended September 30, 2023
Balance at beginning of period	$(20,767)	$(20,767)
Net other comprehensive loss	(2,873)	(2,873)
Balance at end of period	$(23,640)	$(23,640)

Nine Months Ended September 30, 2022
Balance at beginning of period	$1,675	$1,675
Net other comprehensive loss	(25,522)	(25,522)
Balance at end of period	$(23,847)	$(23,847)

The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated:

	Three Months Ended September 30, 2023
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(4,885)	$(1,026)	$(3,859)
Reclassification adjustment for gains recognized in income	(30)	6	(24)
	(4,915)	(1,020)	(3,883)

Total change in accumulated other comprehensive loss, net	$(4,915)	$(1,020)	$(3,883)

	Three Months Ended September 30, 2022
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(10,124)	$(2,127)	$(7,997)

Total change in accumulated other comprehensive loss, net	$(10,124)	$(2,127)	$(7,997)

Index
	Nine Months Ended September 30, 2023
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(3,771)	$(792)	$(2,979)
Reclassification adjustment for losses recognized in income	134	(28)	106
	(3,637)	(820)	(2,873)

Total change in accumulated other comprehensive income, net	$(3,637)	$(820)	$(2,873)

	Nine Months Ended September 30, 2022
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(32,307)	$(6,785)	$(25,522)

Total change in accumulated other comprehensive loss, net	$(32,307)	$(6,785)	$(25,522)

Earnings Per Common Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of potentially dilutive common shares attributable to the ESPP. The Company had no antidilutive shares outstanding in the three and nine months ended September 30, 2023 and 2022, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

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

Assets Measured at Fair Value on a Recurring Basis
Debt securities with readily determinable fair values that are classified as “available-for-sale” are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive loss. Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities.

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

The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at September 30, 2023 Using
(dollars in thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasury securities	$3,777	$-	$3,777	$-
Obligations of U.S. Government agencies	44,555	-	44,555	-
Obligations of state and political subdivisions	46,655	-	46,655	-
Mortgage-backed securities	79,778	-	79,778	-
Money market investments	1,906	-	1,906	-
Corporate bonds and other securities	23,946	-	23,946	-
Total available-for-sale securities	200,617	-	200,617	-
Derivatives
Interest rate lock	12	-	12	-
Interest rate swap on loans	2,114	-	2,114	-
Total assets	$202,743	$-	$202,743	$-

Liabilities:
Derivatives
Interest rate swap on loans	2,114	-	2,114	-
Total liabilities	$2,114	$-	$2,114	$-

Index
		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Balance	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury securities	$7,671	$-	$7,671	$-
Obligations of U.S. Government agencies	42,399	-	42,399	-
Obligations of state and political subdivisions	59,384	-	59,384	-
Mortgage-backed securities	88,913	-	88,913	-
Money market investments	1,816	-	1,816	-
Corporate bonds and other securities	25,335	-	25,335	-
Total available-for-sale securities	$225,518	$-	$225,518	$-
Derivatives
Interest rate lock	23	-	23	-
Interest rate swap on loans	1,447	-	1,447	-
Total assets	$226,988	$-	$226,988	$-

Liabilities:
Derivatives
Interest rate swap on loans	1,447	-	1,447	-
Total liabilities	$1,447	$-	$1,447	$-

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

As of September 30, 2023 and December 31, 2022, there was no OREO that was measured at fair value.

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

		Carrying Value at September 30, 2023
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Loans
Loans held for sale	$292	$-	$292	$-

		Carrying Value at December 31, 2022
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans
Mortgage loans on real estate:
Construction	$110	$-	$-	$110
Total	$110	$-	$-	$110

Loans
Loans held for sale	$421	$-	$421	$-

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2022.

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Construction	$110	Market comparables	Selling costs	3.00% -8.00% (7.25%)

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at September 30, 2023 Using
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$77,641	$77,641	$-	$-
Securities available-for-sale	200,617	-	200,617	-
Restricted securities	5,176	-	5,176	-
Loans held for sale	292	-	292	-
Loans, net	1,070,834	-	-	1,027,963
Derivatives
Interest rate lock	12	-	12	-
Interest rate swap on loans	2,114	-	2,114	-
Bank owned life insurance	34,826	-	34,826	-
Accrued interest receivable	4,758	-	4,758	-

Liabilities
Deposits	$1,237,608	$-	$1,234,957	$-
Overnight repurchase agreements	1,323	-	1,323	-
Federal Home Loan Bank advances	69,450	-	69,450	-
Long term borrowings	29,636	-	24,812	-
Derivatives
Interest rate swap on loans	2,114	-	2,114	-
Accrued interest payable	1,688	-	1,688	-

Index
		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$19,250	$19,250	$-	$-
Securities available-for-sale	225,518	-	225,518	-
Restricted securities	3,434	-	3,434	-
Loans held for sale	421	-	421	-
Loans, net	1,016,559	-	-	996,807
Derivatives
Interest rate lock	23	-	23	-
Interest rate swap on loans	1,447	-	1,447	-
Bank owned life insurance	34,049	-	34,049	-
Accrued interest receivable	4,253	-	4,253	-

Liabilities
Deposits	$1,156,019	$-	$1,156,019	$-
Federal funds purchased	11,378	-	11,378	-
Overnight repurchase agreements	4,987	-	4,987	-
Federal Reserve Bank borrowings	46,100	-	46,100	-
Long term borrowings	29,538	-	25,539	-
Derivatives
Interest rate swap on loans	1,447	-	1,447	-
Accrued interest payable	834	-	834	-

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

Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the three and nine months ended September 30, 2023 and 2022 follows:

Index
	Three Months Ended September 30, 2023
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$17,154	$35	$1,821	$(1,821)	$17,189
Income from fiduciary activities	-	1,012	-	-	1,012
Other income	2,215	270	50	(65)	2,470
Total operating income	19,369	1,317	1,871	(1,886)	20,671

Expenses
Interest expense	5,468	-	295	-	5,763
Provision for credit losses	505	-	-	-	505
Salaries and employee benefits	6,589	1,018	223	-	7,830
Other expenses	4,657	347	112	(65)	5,051
Total operating expenses	17,219	1,365	630	(65)	19,149

Income (loss) before taxes	2,150	(48)	1,241	(1,821)	1,522

Income tax expense (benefit)	290	(9)	(121)	-	160

Net income (loss)	$1,860	$(39)	$1,362	$(1,821)	$1,362

Capital expenditures	$398	$-	$-	$-	$398

Total assets	$1,438,599	$6,997	$129,495	$(128,028)	$1,447,063

	Three Months Ended September 30, 2022
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$12,347	$21	$2,968	$(2,968)	$12,368
Income from fiduciary activities	-	953	-	-	953
Other income	2,085	342	50	(65)	2,412
Total operating income	14,432	1,316	3,018	(3,033)	15,733

Expenses
Interest expense	502	-	295	-	797
Provision for credit losses	402	-	-	-	402
Salaries and employee benefits	5,733	902	186	-	6,821
Other expenses	4,413	288	108	(65)	4,744
Total operating expenses	11,050	1,190	589	(65)	12,764

Income before taxes	3,382	126	2,429	(2,968)	2,969

Income tax expense (benefit)	514	27	(114)	-	427

Net income	$2,868	$99	$2,543	$(2,968)	$2,542

Capital expenditures	$355	$13	$-	$-	$368

Total assets	$1,308,759	$7,163	$123,327	$(122,243)	$1,317,006

Index
	Nine Months Ended September 30, 2023
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$48,587	$102	$7,622	$(7,622)	$48,689
Income from fiduciary activities	-	3,282	-	-	3,282
Other income	6,420	724	150	(196)	7,098
Total operating income	55,007	4,108	7,772	(7,818)	59,069

Expenses
Interest expense	11,466	-	885	-	12,351
Provision for credit losses	1,242	-	-	-	1,242
Salaries and employee benefits	19,419	3,191	626	-	23,236
Other expenses	13,786	992	378	(196)	14,960
Total operating expenses	45,913	4,183	1,889	(196)	51,789

Income (loss) before taxes	9,094	(75)	5,883	(7,622)	7,280

Income tax expense (benefit)	1,409	(12)	(364)	-	1,033

Net income (loss)	$7,685	$(63)	$6,247	$(7,622)	$6,247

Capital expenditures	$885	$-	$-	$-	$885

Total assets	$1,438,599	$6,997	$129,495	$(128,028)	$1,447,063

	Nine Months Ended September 30, 2022
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$33,871	$52	$7,826	$(7,826)	$33,923
Income from fiduciary activities	-	3,086	-	-	3,086
Other income	6,394	946	150	(196)	7,294
Total operating income	40,265	4,084	7,976	(8,022)	44,303

Expenses
Interest expense	1,509	-	885	-	2,394
Provision for credit losses	1,073	-	-	-	1,073
Salaries and employee benefits	16,704	2,643	507	-	19,854
Other expenses	12,363	867	480	(196)	13,514
Total operating expenses	31,649	3,510	1,872	(196)	36,835

Income before taxes	8,616	574	6,104	(7,826)	7,468

Income tax expense (benefit)	1,243	122	(362)	-	1,003

Net income	$7,373	$452	$6,466	$(7,826)	$6,465

Capital expenditures	$956	$13	$-	$-	$969

Total assets	$1,308,759	$7,163	$123,327	$(122,243)	$1,317,006

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

The following discussion is intended to assist readers in understanding and evaluating the results of operations, financial condition, liquidity and capital resources of the Company, consisting of the parent company (the Parent) and its wholly-owned subsidiaries, the Bank and Wealth. This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements, the notes to the financial statements, and the other financial information contained elsewhere in this report, as well as the Company’s 2022 Form 10-K. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company’s future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on the Company’s future business, financial condition or results of operations, see “Cautionary Statement Regarding Forward-Looking Statements” at the end of this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

Net income for the three months ended September 30, 2023 was $1.4 million ($0.27 per diluted share) compared to $2.5 million ($0.51 per diluted share) for the three months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, net income was $6.2 million, or $1.24 per diluted common share, and $6.5 million, or $1.27 per diluted common share, respectively.

Key factors affecting comparisons of consolidated net income for the three and nine months ended September 30, 2023 are as follows. Comparisons are to the three and nine months ended September 30, 2022 unless otherwise stated.

•	Total assets were $1.4 billion at September 30, 2023, growing $91.7 million or 6.8% from December 31, 2022.
•	Net loans held for investment grew $54.3 million, or 5.3%, from December 31, 2022 and $125.7 million, or 13.3% from September 30, 2022.
•	Total deposits increased $81.6 million, or 7.1%, from December 31, 2022 and $55.3 million, or 4.7% from September 30, 2022.
•	Nonperforming assets were $2.7 million at September 30, 2023 down from $4.7 million at September 30, 2022.
•
Average earning assets of $1.4 and $1.3 billion for the quarter and nine months ended September 30, 2023 grew $135.7 million, or 11.1%, and $90.5 million, or 7.3%, compared to the prior year comparative periods, respectively.

•
Average interest-bearing liabilities were $984.3 million for the quarter ended September 30, 2023, up $208.4 million or 26.9%, compared to the prior year comparative period. For the nine months ended September 30, 2023 and 2022, average interest-bearing liabilities were $925.1 million and $786.6 million, respectively.

•
NIM was 3.33% in the third quarter of 2023, compared to 3.67% in the second quarter of 2023 and 3.75% in the third quarter of 2022.  NIM on a fully tax-equivalent basis (FTE) (non-GAAP) was 3.35% in the third quarter of 2023, 3.69% in the linked quarter and 3.78% in the third quarter of 2022.

•
Net interest income for the third quarter of 2023, decreased $145 thousand, or 1.3% compared to the third quarter of 2022, and decreased $673 thousand, or 5.6%, compared to the second quarter of 2023. For the nine months ended September 30, 2023 and 2022, net interest income was $36.3 million and $31.5 million, respectively.

•	Liquidity as of September 30, 2023, defined as cash and due from banks, unpledged securities, and available secured borrowing capacity, totaled $407.6 million, representing 28.2% of total assets.

Capital Management and Dividends
Total equity was $99.5 million as of September 30, 2023, compared to $98.7 million at December 31, 2022. Total equity increased $792 thousand at September 30, 2023 compared to December 31, 2022, due primarily to $6.2 million of net income for the year partially offset by unrealized losses in the market value of securities available-for-sale, which are recognized as a component of accumulated other comprehensive loss, dividends, and by the adoption of CECL. The Company’s securities available for sale are fixed income debt securities, and their unrealized loss position is a result of increases in market interest rates rather than credit quality issues. The Company expects to recover its investments in debt securities through scheduled payments of principal and interest and unrealized losses are not expected to affect the earnings or regulatory capital of the Company or its subsidiaries.

Index
For the third quarter of 2023, the Company declared dividends of $0.14 per share, an increase of 7.7% over dividends of $0.13 per share declared in the third quarter of 2022. For the nine months ended September 30, 2023, dividends declared were $0.42 per share compared to $0.39 per share for the nine months ended September 30, 2022. The dividend represents a payout ratio of 33.8% of EPS for the first nine months of 2023. The Board of Directors of the Company continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements, and expected future earnings. The Company’s principal goals related to the maintenance of capital are to provide adequate capital to support the Company’s risk profile consistent with the Board-approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to stockholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total capital for the Bank are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets. See “Table 13. Regulatory Capital” below for additional information.

At September 30, 2023, the book value per share of the Company’s common stock was $19.75, and tangible book value per share (non-GAAP) was $19.39, compared to $19.75 and $19.37, respectively, at December 31, 2022. Refer to “Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

For further information on the Company’s critical accounting estimates, refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in its 2022 Form 10-K.

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

For further information concerning accounting policies, refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” and “Note 3. Loans and the Allowance for Credit Losses on Loans” included in “Item 1. Financial Statements” above, as well as “Note 1. Significant Accounting Policies included in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2022 Form 10-K.

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

Net interest income for the third quarter of 2023 was $11.4 million, a decrease of $145 thousand, or 1.3%, from the third quarter of 2022. The decrease from the prior year quarter is due primarily to higher average interest-bearing liabilities at higher average rates partially offset by higher average earning asset balances at higher average yields. For the nine months ended September 30, 2023 and 2022, net interest income was $36.3 million and $31.5 million, respectively. The increase from the prior-year comparative period was due primarily to deployment of lower yielding cash to fund growth in higher yielding loans and investments, and higher average yields on earning asset balances due to the effect of rising market interest rates, partially offset by higher average interest-bearing liabilities at higher average rates.

Net interest income, on a fully tax-equivalent basis (non-GAAP), was $11.5 million for the third quarter of 2023, a decrease of $186 thousand from the 2022 comparative quarter. For the nine months ended September 30, 2023 and 2022, net interest income, on a fully tax-equivalent basis (non-GAAP), was $36.5 million and $31.8 million, respectively. NIM for the third quarter of 2023 was 3.33%, a decrease from 3.75% for the prior year quarter. For the nine months ended September 30, 2023 and 2022, NIM was 3.67% and 3.42%, respectively. On a fully tax-equivalent basis (non-GAAP), NIM was 3.35% and 3.68%, for the three and nine months ended September 30, 2023, respectively, compared to 3.78% and 3.44% for the respective prior year comparative periods.

Average earning asset balances for the third quarter increased $135.7 million compared to the third quarter of 2022 with yields on average earning assets increasing 99 basis points due to deployment of liquidity into higher earning assets and the effects of the rising interest rate environment.  During the first nine months of 2023, average earning assets increased $90.5 million over the 2022 comparative period.

Average loans increased $148.1 million, or 15.8%, and $183.9 million, or 20.6%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022.  The increase in average loans outstanding in 2023 compared to 2022 was due primarily to growth in construction and land development, residential real estate, commercial real estate, and indirect consumer segments of the loan portfolio. Average loan yields were higher for the third quarter and first nine months of 2023 by 78 basis points and 79 basis points, respectively, compared to the same periods of 2022 due primarily to the effects of rising interest rates.

Average securities available for sale decreased $30.2 million and $21.3 million for the three and nine months ended September 30, 2023, respectively, compared to the same period in 2022, due primarily to fluctuations in fair market value and sale activity. The average yield on the investment securities portfolio increased 107 basis points and 130 basis points for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022 due primarily to the effects of rising interest rates on the Company’s variable rate investment securities portfolio.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the FRB, increased $16.2 million and decreased $72.3 million for the third quarter and first nine months of 2023, compared to the respective periods in 2022 due primarily to deployment of liquidity in loans held for investment. The average yield on interest-bearing deposits in other banks increased 320 basis points for the third quarter and 451 for the first nine months of 2023 compared to the same periods in 2022 due to rising interest rates. The FRB increased the interest rate on excess cash reserve balances to 5.40 percent during the third quarter of 2023.

Average interest-bearing liabilities increased $208.4 million for the third quarter of 2023 compared to the same period of 2022, with costs increasing 191 basis points. The higher interest cost on liabilities was due to higher interest rates on money market and time deposits as well as additional borrowing costs associated with federal funds purchased and short and long term FHLB advances during the period to help fund loan growth. Average money market and interest-bearing demand deposits increased $66.2 million and $51.3 million for the third quarter and first nine months of 2023, respectively, and average time deposits increased $107.2 million and $42.8 million for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. Average savings deposits declined $24.8 million for the third quarter of 2023 and $20.4 million for the first nine months of 2023, compared to the same periods in 2022. Average noninterest-bearing demand deposits decreased $73.2 million for the third quarter of 2023 and $37.6 million for the first nine months of 2023, compared to the same periods of 2022. The average cost of interest-bearing deposits increased 178 basis points for the third quarter of 2023 and 118 basis points for the first nine months of 2023, compared to the same periods in 2022, due primarily to higher rates on deposits driven by depositors seeking increased yields and competitive pricing pressures. While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity and the pace with which customers move funds from other deposit products into or out of time deposit products.

Index
During 2022 and continuing into 2023, market interest rates significantly increased. While the Company expects asset yields to continue to rise, the Company expects the cost of funds to continue to rise during the fourth quarter of 2023. The extent to which rising interest rates will ultimately affect the Company’s NIM is uncertain and depends on a number of complex factors, certain of which will be outside of the Company’s control.

For more information about the Company’s fully taxable-equivalent financial measures, please see “Non-GAAP Financial Measures” below.

The following table shows analyses of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the quarters ended September 30,
	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate**	Balance	Expense	Rate**
ASSETS
Loans*	$1,086,180	$14,311	5.23%	$938,110	$10,516	4.45%
Investment securities:
Taxable	176,445	1,788	4.02%	190,728	1,297	2.70%
Tax-exempt*	30,128	201	2.64%	46,046	345	2.97%
Total investment securities	206,573	1,989	3.82%	236,774	1,642	2.75%
Interest-bearing due from banks	61,446	838	5.41%	45,250	252	2.21%
Federal funds sold	714	9	5.16%	2,201	11	2.05%
Other investments	4,808	84	6.84%	1,650	30	6.92%
Total earning assets	1,359,721	$17,231	5.03%	1,223,985	$12,451	4.04%
Allowance for credit losses	(11,912)			(10,015)
Other non-earning assets	105,130			99,676
Total assets	$1,452,939			$1,313,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$91,139	$4	0.01%	$79,620	$3	0.01%
Money market deposit accounts	430,236	204	1.89%	375,555	135	0.14%
Savings accounts	98,758	8	0.03%	123,604	9	0.03%
Time deposits	263,167	2,456	3.70%	155,989	312	0.79%
Total time and savings deposits	883,300	4,516	2.03%	734,768	459	0.25%
Federal funds purchased, repurchase agreements and other borrowings	1,972	-	0.05%	11,667	43	1.46%
Federal Home Loan Bank advances	69,450	952	5.36%	-	-	0.00%
Long term borrowings	29,619	295	3.90%	29,485	295	3.92%
Total interest-bearing liabilities	984,341	5,763	2.32%	775,920	797	0.41%
Demand deposits	356,752			429,928
Other liabilities	8,996			5,500
Stockholders' equity	102,850			102,298
Total liabilities and stockholders' equity	$1,452,939			$1,313,646
Net interest margin		$11,468	3.35%		$11,654	3.78%

*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $42 thousand and $83 thousand for September 30, 2023 and 2022, respectively.
**Annualized

Index
	For the nine months ended September 30,
	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate**	Balance	Expense	Rate**
ASSETS
Loans*	$1,077,038	$41,539	5.16%	$893,133	$29,206	4.37%
Investment securities:
Taxable	181,969	5,324	3.91%	196,475	3,409	2.32%
Tax-exempt*	35,365	734	2.77%	42,208	927	2.94%
Total investment securities	217,334	6,058	3.73%	238,683	4,336	2.43%
Interest-bearing due from banks	25,385	995	5.24%	97,642	533	0.73%
Federal funds sold	670	24	4.79%	3,514	18	0.70%
Other investments	4,420	229	6.91%	1,396	58	5.47%
Total earning assets	1,324,847	$48,845	4.93%	1,234,368	$34,151	3.70%
Allowance for credit losses	(11,663)			(9,861)
Other nonearning assets	105,462			96,897
Total assets	$1,418,646			$1,321,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$80,672	$9	0.02%	$75,641	$8	0.01%
Money market deposit accounts	432,224	4,450	1.38%	385,929	433	0.15%
Savings accounts	106,537	24	0.03%	126,965	30	0.03%
Time deposits	204,647	4,412	2.88%	161,885	993	0.82%
Total time and savings deposits	824,080	8,895	1.44%	750,420	1,464	0.26%
Federal funds purchased, repurchase agreements and other borrowings	4,941	39	1.07%	6,753	45	0.88%
Federal Home Loan Bank advances	66,505	2,532	5.09%	-	-	0.00%
Long term borrowings	29,585	885	4.00%	29,453	885	4.02%
Total interest-bearing liabilities	925,111	12,351	1.79%	786,626	2,394	0.41%
Demand deposits	382,908			420,527
Other liabilities	8,492			5,649
Stockholders' equity	102,135			108,602
Total liabilities and stockholders' equity	$1,418,646			$1,321,404
Net interest margin		$36,494	3.68%		$31,757	3.44%

 *Computed on a fully tax-equivalent (non-GAAP) basis using a 21% rate, adjusting interest income by $156 thousand and $228 thousand for September 30, 2023 and 2022, respectively.
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

Index
TABLE 2: VOLUME AND RATE ANALYSIS*

	Three months ended September 30, 2023 from 2022
	Increase (Decrease)
	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
EARNING ASSETS
Loans*	$1,660	$2,135	$3,795
Investment securities:
Taxable	(97)	588	491
Tax-exempt*	(119)	(25)	(144)
Total investment securities	(216)	563	347

Federal funds sold	(7)	5	(2)
Other investments**	147	493	640
Total earning assets	1,584	3,196	4,780

INTEREST-BEARING LIABILITIES
Interest-bearing transaction accounts	-	1	1
Money market deposit accounts	20	1,894	1,914
Savings accounts	(2)	1	(1)
Time deposits	215	1,928	2,143
Total time and savings deposits	233	3,824	4,057
Federal funds purchased, repurchase agreements and other borrowings	(36)	(7)	(43)
Federal Home Loan Bank advances	-	952	952
Long term borrowings	1	(1)	-
Total interest-bearing liabilities	198	4,768	4,966

Change in net interest income	$1,386	$(1,572)	$(186)
* Computed on a fully tax-equivalent basis using a 21% rate.
** Other investments include interest-bearing balances due from banks.

	Nine months ended September 30, 2023 from 2022
	Increase (Decrease)
	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
EARNING ASSETS
Loans*	$6,014	$6,319	$12,333
Investment securities:
Taxable	(252)	2,167	1,915
Tax-exempt*	(150)	(43)	(193)
Total investment securities	(402)	2,124	1,722

Federal funds sold	(15)	21	6
Other investments**	(268)	901	633
Total earning assets	5,329	9,365	14,694

INTEREST-BEARING LIABILITIES
Interest-bearing transaction accounts	1	-	1
Money market deposit accounts	52	3,965	4,017
Savings accounts	(5)	(1)	(6)
Time deposits	262	3,157	3,419
Total time and savings deposits	310	7,121	7,431
Federal funds purchased, repurchase agreements and other borrowings	(12)	6	(6)
Federal Home Loan Bank advances	-	2,532	2,532
Long term borrowings	4	(4)	-
Total interest-bearing liabilities	302	9,655	9,957

Change in net interest income	$5,027	$(290)	$4,737
* Computed on a fully tax-equivalent basis, non-GAAP, using a 21% rate.
** Other investments include interest-bearing balances due from banks.

Index
The Company believes NIM may be affected in future periods by several factors that are difficult to predict, including (1) changes in interest rates, which may depend on the severity of adverse economic conditions, inflationary pressures, the timing and extent of any economic recovery, which are inherently uncertain; (2) possible changes in the composition of earning assets which may result from decreased loan demand as a result of the current economic environment; and (3) possible changes in the composition of interest-bearing liabilities, which may result from decreased deposit balances, increased competition for deposits, changes in customer behavior in response to changes in interest rates, or from changes in the availability of certain types of wholesale funding.

Provision for Credit Losses
For the three months ended September 30, 2023, the Company recognized a provision for credit losses of $505 thousand compared to $402 thousand for the three months ended September 30, 2022.  The provision for credit losses for the third quarter of 2023 reflected a provision of $478 thousand for loans and a provision for unfunded commitments of $27 thousand. The provision for credit losses was $1.2 million for the first nine months of 2023, compared to $1.1 million for the first nine months of 2022. Charged-off loans totaled $1.2 million and $1.7 million in the first nine months of 2023 and 2022, respectively. Recoveries amounted to $526 thousand and $693 thousand for the nine months ended September 30, 2023 and 2022, respectively. The Company’s annualized net loans charged off to average loans were 0.10% for the third quarter of 2023 compared to 0.16% for the third quarter of 2022. The increased provision for credit losses for the three and nine months ended September 30, 2023 compared to the same periods in 2022 is primarily due to growth in the loan portfolio and continued uncertainty in the economic outlook.

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

Noninterest Income
Total noninterest income was $3.5 million for the third quarter of 2023, increasing $118 thousand compared to the third quarter of 2022. The increase over the prior year quarter was primarily driven by increases in fiduciary and asset management fees, bank-owned life insurance income, and mortgage banking income, partially offset by decreases in service charges on deposit accounts and other service charges, commissions, and fees. Noninterest income for the nine months ended September 30, 2023 stayed flat at $10.4 million compared to the nine months ended September 30, 2022. Gains on sales of fixed assets of $200 thousand and losses on sales of available-for-sale securities and repossessed assets of $134 thousand and $69 thousand, respectively, were recognized during the second and third quarter of 2023 which impacted the quarterly and year-to-date comparatives and are not expected to be repeated.

Noninterest Expense
Noninterest expense totaled $12.9 million for the third quarter of 2023 compared to $11.6 million for the third quarter of 2022. The increase over the prior year quarter was primarily driven by increased salaries and employee benefit expense, occupancy and equipment, and data processing.  The increase in salaries and employee benefits was primarily driven by the addition of revenue producing officers, a return to normalized position vacancy levels, incentive compensation expense, and lower deferred loan costs. The Company completed negotiations with a major vendor relationship during the fourth quarter of 2022 which began reducing certain existing cost structures during the first nine months of 2023 and will provide an opportunity for operational leverage for future growth at fixed cost levels. Several other major vendor contracts and relationships continue to be assessed and negotiated as a key component of efforts to reduce noninterest expense levels while improving operational efficiency. For the nine months ended September 30, 2023, noninterest expense increased $4.8 million, or 14.5% over the nine months ended September 30, 2022, primarily due to increases in salaries and employee benefits, data processing, ATM and other losses, and other operating expenses.

The Company’s income tax expense decreased $106 thousand for the third quarter compared against the second quarter and increased $30 thousand for the first nine months of 2023 when compared to the same period in 2022 primarily due to changes in the levels of pre-tax income and the mix of effective tax-exempt income. The effective federal income tax rates for the three and nine months ended September 30, 2023 were 10.5% and 14.2%, respectively, and the effective tax rates for the three and nine months ended September 30, 2022 were 14.4% and 13.4%, respectively.

Balance Sheet Review
As of September 30, 2023, the Company had total assets of $1.4 billion, an increase of $91.7 million compared to assets at December 31, 2022.

Net loans held for investment increased $54.3 million or 5.3%, from $1.0 billion at December 31, 2022 to $1.1 billion as of September 30, 2023, driven by diversified loan growth in the following segments: construction and land development of $16.2 million, residential real estate of $21.0 million, commercial real estate of $11.9 million, and consumer loans of $5.7 million. Cash and cash equivalents increased $58.4 million from December 31, 2022 to September 30, 2023. Securities available-for-sale, at fair value, decreased $24.9 million from December 31, 2022 to $200.6 million as of September 30, 2023 driven primarily by unrealized losses due to the rise in interest rates.

Total deposits of $1.2 billion as of September 30, 2023 increased $81.6 million, or 7.1% from December 31, 2022. Noninterest-bearing deposits decreased $70.3 million, or 16.8%, savings deposits increased $35.3 million, or 6.0%, and time deposits increased $116.6 million, or 76.2%, driven by depositors seeking increased yields and pricing competition.

Index
The Company utilizes FHLB advances as a primary source of liquidity as needed. As of September 30, 2023 and December 31, 2022, the Company had FHLB advances of $69.5 million and $46.1 million, respectively. Decreases in overnight repurchase agreements and federal funds purchased were offset by an increase in FHLB advances as the Company used additional borrowings to help fund loan growth during the first nine months of 2023.

Securities Portfolio
When comparing September 30, 2023 to December 31, 2022, securities available-for-sale decreased $24.9 million, or 11.0%, due to an investment sale and normal cash flows from the portfolio. The change in market value was due primarily to changes in market interest rates.

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

The following table sets forth a summary of the securities portfolio in dollar amounts at fair value and as a percentage of the Company’s total securities available-for-sale as of the dates indicated:

TABLE 3: SECURITIES PORTFOLIO

	September 30,		December 31,
(dollars in thousands)	2023		2022
U.S. Treasury securities	$3,777	2%	$7,671	3%
Obligations of U.S. Government agencies	44,555	22%	42,399	19%
Obligations of state and political subdivisions	46,655	23%	59,384	26%
Mortgage-backed securities	79,778	38%	88,913	39%
Money market investments	1,906	1%	1,816	1%
Corporate bonds and other securities	23,946	12%	25,335	11%
	200,617	98%	225,518	99%
Restricted securities:
Federal Home Loan Bank stock	$4,242	2%	2,709	1%
Federal Reserve Bank stock	892	-	683	-
Community Bankers' Bank stock	42	-	42	-
	5,176		3,434
Total Securities	$205,793	100%	$228,952	100%

The following table summarizes the contractual maturity of the securities portfolio and their weighted average yields as of September 30, 2023.

Index
TABLE 4: MATURITY OF SECURITIES

	1 year or less
(dollars in thousands)	2023	1-5 years	5-10 years	Over 10 years	Total
U.S. Treasury securities	$-	$3,777	$-	$-	$3,777
Weighted average yield	-	1.70%	-	-	1.70%

Obligations of U.S. Government agencies	$1,169	$3,572	$2,177	$37,637	$44,555
Weighted average yield	0.77%	2.35%	4.51%	6.47%	5.90%

Obligations of state and political subdivisions	$167	$1,417	$18,692	$26,379	$46,655
Weighted average yield	0.75%	2.74%	2.21%	2.47%	2.37%

Mortgage-backed securities	$-	$-	$10,595	$69,183	$79,778
Weighted average yield	-	-	2.28%	3.09%	2.98%

Money market investments	$1,906	$-	$-	$-	$1,906
Weighted average yield	4.59%	-	-	-	4.59%

Corporate bonds and other securities	$488	$-	$23,458	$-	$23,946
Weighted average yield	3.44%	-	4.43%	-	4.43%

Federal Home Loan Bank stock	$-	$-	$-	$4,242	$4,242
Weighted average yield	-	-	-	6.98%	6.98%

Federal Reserve Bank stock	$-	$-	$-	$892	$892
Weighted average yield	-	-	-	4.78%	4.78%

Community Bankers' Bank stock	$-	$-	$-	$42	$42
Weighted average yield	-	-	-	0.00%	0.00%
Total Securities	$3,730	$8,766	$54,922	$138,375	$205,793
Weighted average yield	2.62%	2.13%	3.27%	3.99%	3.70%

The table above is based on maturity; therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average yield is calculated on a fully tax-equivalent basis using a 21% rate on a pro rata basis for each security based on its relative amortized cost.

For more information about the Company’s securities available-for-sale, including information about securities in an unrealized loss position as of September 30, 2023 and December 31, 2022, see Part I, Item 1, “Financial Statements” under the heading “Note 2. Securities” in this Quarterly Report on Form 10-Q.

Loan Portfolio
The following table shows a breakdown of total loans by segment at September 30, 2023 and December 31, 2022.

TABLE 5: LOAN PORTFOLIO

	September 30,	December 31,
(dollars in thousands)	2023	2022
Commercial and industrial	$73,279	$72,578
Real estate-construction	94,143	77,944
Real estate-mortgage (1)	280,100	259,091
Real estate-commercial	441,794	429,863
Consumer (2)	190,946	185,269
Other	2,416	2,340
Ending Balance	$1,082,678	$1,027,085

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The consumer segment includes consumer automobile loans.

The maturity distribution and rate sensitivity of the Company's loan portfolio as of September 30, 2023 is presented below:

Index
TABLE 6: MATURITY/REPRICING SCHEDULE OF LOAN PORTFOLIO

	As of September 30, 2023
(dollars in thousands)	Commercial and industrial	Real estate-construction	Real estate-mortgage (1)	Real estate-commercial	Consumer (2)	Other	Total
Variable Rate:
Within 1 year	$14,668	$55,433	$62,666	$43,650	$7,764	$1,898	$186,079
1 to 5 years	408	38	26,698	25,096	2	128	52,370
5 to 15 years	-	4,788	36,579	970	26	-	42,363
After 15 years	-	-	-	-	77	-	77
Fixed Rate:
Within 1 year	$1,519	$7,930	$7,427	$24,741	$1,512	$98	$43,227
1 to 5 years	27,375	16,365	43,419	198,650	87,395	-	373,204
5 to 15 years	29,309	9,545	40,037	143,305	84,965	292	307,453
After 15 years	-	44	63,274	5,383	9,204	-	77,905
	$73,279	$94,143	$280,100	$441,795	$190,945	$2,416	$1,082,678
(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The consumer segment includes consumer automobile loans.

For more information about the Company’s loan portfolio as of September 30, 2023 and December 31, 2022, see Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q.

Nonperforming Assets
The following table summarizes information concerning credit ratios and nonperforming assets. Balances and ratios presented as of September 30, 2023, are in accordance with ASC 326, whereas balances and ratios presented as of December 31, 2022 are presented in accordance with previously applicable GAAP.

The Company continued to experience low levels of NPAs in 2023, however, the economic environment could impact performance, which could increase NPAs in future periods. Refer to Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q for more information.

TABLE 7: NONPERFORMING ASSETS

	September 30,	December 31,
(dollars in thousands)	2023	2022
Total loans	$1,082,678	$1,027,085
Nonaccrual loans	1,918	1,243
Loans past due 90 days or more and accruing interest	797	840
Total Nonperforming Assets	$2,715	$2,083
ACLL	$11,844	$10,526
Nonaccrual loans to total loans	0.18%	0.12%
ACLL to total loans	1.09%	1.02%
ACLL to nonaccrual loans	617.52%	846.82%
Annualized year-to-date net charge-offs to average loans	0.08%	0.02%

The adoption of ASC 326 replaced previous impaired loan and TDR accounting guidance, and the evaluation of ACLL includes loans previously designated as impaired or TDRs together with other loans that share similar risk characteristics.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. For a detailed discussion of the Company’s nonperforming assets, refer to Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q.

Allowance for Credit Losses
As of September 30, 2023, the ACL was $12.1 million, comprised of ACLL of $11.8 million and a reserve for unfunded commitments of $293 thousand. The increase in the ACLL during the first nine months of 2023 was due primarily to growth in the portfolio and the adoption of CECL, which resulted in an implementation adjustment on January 1, 2023 of $641 thousand. The following table summarizes the ACL as of September 30, 2023.

Index
TABLE 8: ALLOWANCE FOR CREDIT LOSSES

(dollars in thousands)	September 30, 2023
Total ACLL	$11,844
Total reserve for unfunded commitments	293
Total ACL	$12,137
ACLL to total loans	1.09%

For more information regarding the ACL and ACLL, refer to Part I, Item 1, “Financial Statements” under the heading “Note 1. Description of Business and Summary of Significant Accounting Policies” and “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q.

The ACLL represents an amount that, in management’s judgement, will be adequate to absorb expected credit losses in the loan portfolio; however, if elevated levels of risk are identified, provision for credit losses may increase in future periods.  The following tables present the Company’s loan loss experience for the periods indicated:

TABLE 9: ALLOWANCE FOR CREDIT LOSSES ON LOANS

For the nine months ended September 30, 2023
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526
Day 1 impact of adoption of CECL	(11)	19	87	1,048	(365)	(137)	-	641
Charge-offs	(159)	-	-	-	(813)	(228)	-	(1,200)
Recoveries	64	-	28	-	393	41	-	526
Provision for credit losses	78	258	192	244	270	315	(6)	1,351
Ending Balance	$645	$829	$2,882	$5,791	$1,550	$147	$-	$11,844

Average loans	75,770	88,728	274,034	436,135	200,071	2,300		1,077,038
Ratio of net charge-offs to average loans	0.13%	0.00%	-0.01%	0.00%	0.21%	8.13%		0.06%

For the nine months ended September 30, 2022
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865
Charge-offs	(297)	-	(25)	-	(1,095)	(281)	-	(1,698)
Recoveries	131	-	52	22	389	99	-	693
Provision for loan losses	107	70	190	(464)	982	188	-	1,073
Ending Balance	$624	$529	$2,607	$4,345	$1,638	$190	$-	$9,933

Average loans	67,481	65,368	227,401	400,889	123,895	6,810		891,844
Ratio of net charge-offs to average loans	0.25%	0.00%	-0.01%	-0.01%	0.57%	2.67%		0.11%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The consumer segment includes consumer automobile loans.

Index
For the Three Months ended September 30, 2023
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$666	$707	$2,880	$5,709	$1,590	$99	$-	$11,651
Charge-offs	(108)	-	-	-	(279)	(59)	-	(446)
Recoveries	52	-	8	-	81	20	-	161
Provision for credit losses	35	122	(6)	82	158	87	-	478
Ending Balance	$645	$829	$2,882	$5,791	$1,550	$147	$-	$11,844

Average loans	75,848	88,266	280,221	441,878	197,421	2,546		1,086,180
Ratio of net charge-offs to average loans	0.07%	0.00%	0.00%	0.00%	0.10%	1.53%		0.03%

For the Three Months ended September 30, 2022
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$596	$479	$2,676	$4,436	$1,482	$227	$-	$9,896
Charge-offs	(1)	-	(22)	-	(473)	(91)	-	(587)
Recoveries	4	-	12	22	170	14	-	222
Provision for loan losses	25	50	(59)	(113)	459	40	-	402
Ending Balance	$624	$529	$2,607	$4,345	$1,638	$190	$-	$9,933

Average loans	63,999	64,907	254,594	408,791	139,147	6,098		937,536
Ratio of net charge-offs to average loans	0.00%	0.00%	0.00%	-0.01%	0.22%	1.26%		0.04%

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

TABLE 10: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

	September 30,		December 31,
	2023		2022
(dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial	$645	6.77%	$673	7.07%
Real estate-construction	829	8.70%	552	7.59%
Real estate-mortgage (1)	2,882	25.87%	2,575	25.23%
Real estate-commercial	5,791	40.81%	4,499	41.85%
Consumer (2)	1,550	17.64%	2,065	18.04%
Other	147	0.22%	156	0.23%
Unallocated	-	-	6	-
Ending Balance	$11,844	100.00%	$10,526	100.00%

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

As of September 30, 2023, total deposits were $1.2 billion, an increase of $81.6 million, or 7.1%, compared to December 31, 2022. The following table presents average balances and average rates paid on deposits for the periods presented.

Index
TABLE 11: DEPOSITS

	Nine months ended September 30,
	2023		2022
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing transaction	$80,672	0.02%	$75,641	0.01%
Money market	432,224	1.38%	385,929	0.15%
Savings	106,537	0.03%	126,965	0.03%
Time deposits	204,647	2.88%	161,885	0.82%
Total interest bearing	824,080	1.44%	750,420	0.26%
Demand	382,908		420,527
Total deposits	$1,206,988		$1,170,947

As of September 30, 2023 and December 31, 2022, the estimated amounts of total uninsured deposits were approximately $216.1 million and $254.7 million, respectively. The following table shows maturities of the estimated amounts of uninsured time deposits as of September 30, 2023. The estimate of uninsured deposits generally represents deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

TABLE 12: MATURITIES OF UNINSURED TIME DEPOSITS

As of September 30,
(dollars in thousands)	2023
Maturing in:
Within 3 months	$31,109
4 through 6 months	24,796
7 through 12 months	18,158
Greater than 12 months	10,169
$84,232

Capital Resources
Total stockholders' equity as of September 30, 2023 was $99.5 million, up 0.8% from $98.7 million on December 31, 2022. The increase was primarily related to current year earnings, partially offset by unrealized losses in the market value of securities available for sale, which are recorded as a component of accumulated other comprehensive loss, the adoption of CECL and dividends paid by the Company. The Company’s securities available-for-sale are fixed income debt securities, and their unrealized loss position is a result of changes in market interest rates rather than credit quality issues. The Company expects to recover its investments in debt securities through scheduled payments of principal and interest and unrealized losses are not expected to affect the net income or regulatory capital of the Company or its subsidiaries.

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

The Bank’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the ACL. In addition, the Bank has made the one-time irrevocable election to continue treating accumulated other comprehensive income under regulatory standards that were in place prior to the Basel III Capital Rules in order to eliminate volatility of regulatory capital that can result from fluctuations in accumulated other comprehensive (loss) income and the inclusion of accumulated other comprehensive (loss) income in regulatory capital, as would otherwise be required under the Basel III Capital Rule. As a result of this election, changes in accumulated other comprehensive (loss) income, including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table below for the Bank, but transactions that would cause the Bank to realize such unrealized losses would affect such regulatory capital amounts.

Index
Pursuant to applicable regulations and regulatory guidance, the Company is treated as a small bank holding company and will not be subject to regulatory capital requirements. For more information, refer to “Regulation and Supervision” included in Item 1, “Business”
of the Company’s 2022 Form 10-K.

On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the EGRRCPA. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

The following is a summary of the Bank’s capital ratios as of September 30, 2023 and December 31, 2022. As shown below, these ratios were all well above the recommended regulatory minimum levels.

TABLE 13: REGULATORY CAPITAL

	2023		2022
	Regulatory		Regulatory
(dollars in thousands)	Minimums	September 30, 2023	Minimums	December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	11.28%	4.500%	10.80%
Tier 1 Capital to Risk-Weighted Assets	6.000%	11.28%	6.000%	10.80%
Total Capital to Risk-Weighted Assets	8.000%	12.26%	8.000%	11.70%
Tier 1 Leverage to Average Assets	4.000%	9.46%	4.000%	9.43%
Risk-Weighted Assets		$1,232,099		$1,177,600

The Basel III Capital Rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above.  Including the capital conservation buffer, the minimum ratios are a Common Equity Tier 1 capital risk-based ratio of 7.0 percent, a Tier 1 capital risk-based ratio of 8.5 percent, and a Total capital risk-based ratio of 10.5 percent.  The Bank exceeded these ratios as of September 30, 2023 and December 31, 2022.

On July 14, 2021, the Company issued $30.0 million ($29.4 million, net of issuance costs) of 3.5 percent fixed-to-floating rate subordinated notes due 2031 (the Notes) in a private placement transaction.  The Notes initially bear interest at a fixed rate of 3.5 percent for five years and convert to three-month SOFR plus 286 basis points, resetting quarterly, thereafter.  The Notes were structured to qualify as Tier 2 capital for regulatory purposes and are included in the Company’s Tier 2 capital as of September 30, 2023 and December 31, 2022.

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

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of September 30, 2023, the Company had $430.4 million in total FHLB borrowing availability based on loans and securities currently available for pledging. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks.

Index
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

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity as of September 30, 2023. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

TABLE 14: LIQUIDITY SOURCES AND USES

	September 30,
	2023
(dollars in thousands)	Total	In Use	Available
Sources:
Federal funds lines of credit	$100,000	$-	$100,000
Federal Home Loan Bank advances	430,380	69,450	360,930
Federal funds sold & balances at the Federal Reserve	-	-	62,722
Securities, available for sale and unpledged at fair value	-	-	119,905
Total funding sources			$643,557

Uses: (1)
Unfunded loan commitments and lending lines of credit			89,807
Letters of credit			226
Total potential short-term funding uses			90,033
Liquidity coverage ratio			714.8%

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

In the ordinary course of business the Company has entered into contractual obligations and has made other commitments to make future payments. As of September 30, 2023, there have been no material changes outside the ordinary course of business as disclosed in the Company’s contractual obligations disclosed in the Company’s 2022 Form 10-K.

Off-Balance Sheet Arrangements
As of September 30, 2023, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2022 Form 10-K.

Non-GAAP Financial Measures
In reporting the results as of and for the three and nine months ended September 30, 2023, the Company has provided supplemental financial measures on a tax equivalent, tangible, or adjusted basis.  These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP.  In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations and enhance comparability of results of operations with prior periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance. A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is presented below.

Index
TABLE 15: Non-GAAP FINANCIAL MEASURES

	Three Months Ended			Nine Months Ended September 30,
(dollar in thousands, except share and per share data)	September 30, 2023	June 30, 2023	September 30, 2022	2023	2022
Fully Taxable Equivalent Net Interest Income
Net interest income (GAAP)	$11,426	$12,099	$11,571	$36,338	$31,526
FTE adjustment	42	56	83	156	228
Net interest income (FTE) (non-GAAP)	$11,468	$12,155	$11,654	$36,494	$31,754
Noninterest income (GAAP)	3,482	3,477	3,365	10,380	10,380
Total revenue (FTE) (non-GAAP)	$14,950	$15,632	$15,019	$46,874	$42,134
Noninterest expense (GAAP)	12,881	13,147	11,565	38,196	33,368

Average earning assets	$1,359,721	$1,322,886	$1,223,985	$1,324,847	$1,234,368
Net interest margin	3.33%	3.67%	3.75%	3.67%	3.42%
Net interest margin (FTE) (non-GAAP)	3.35%	3.69%	3.78%	3.68%	3.44%

Efficiency ratio	86.40%	84.41%	77.43%	81.76%	79.62%
Efficiency ratio (FTE) (non-GAAP)	86.16%	84.10%	77.01%	81.49%	79.19%
Tangible Book Value Per Share	September 30, 2023	September 30, 2022	December 31, 2022
Total Stockholders Equity (GAAP)	$99,526	$93,512	$98,734
Less goodwill	1,650	1,650	1,650
Less core deposit intangible	198	242	231
Tangible Stockholders Equity (non-GAAP)	$97,678	$91,620	$96,853

Shares issued and outstanding, including nonvested restricted stock	5,038,066	4,996,728	4,999,083

Book value per share	$19.75	$18.71	$19.75
Tangible book value per share	$19.39	$18.34	$19.37

Index
Cautionary Statement Regarding Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q, which use language such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” and similar expressions, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of the Company’s management, as well as estimates and assumptions made by, and information available to, management, as of the time such statements are made. These statements are inherently uncertain, and there can be no assurance that the underlying beliefs, estimates, or assumptions will prove to be accurate. Actual results, performance, achievements, or trends could differ materially from historical results or those anticipated by such statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation: statements regarding strategic business initiatives, including vendor review initiatives and new vendor relationships, and the future financial impact of those initiatives; expected future operations and financial performance; current and future interest rate levels and fluctuations and potential impacts on the Company’s NIM, future financial and economic conditions, industry conditions, and loan demand; impacts of economic uncertainties; performance of loan and securities portfolios, asset quality, future levels of the ACLL and the provision for credit losses and the level of future charge-offs; deposit growth; management’s belief regarding liquidity and capital resources; changes in NIM and items affecting NIM; expected future recovery of investments in debt securities; expected impact of unrealized losses on earnings and regulatory capital of the Company or the Bank; liquidity and capital levels; cybersecurity risks; inflation; the effect of future market and industry trends; and other statements that include projections, predictions, expectations, or beliefs about future events or results, or otherwise are not statements of historical fact. These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in or the effects of:

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
•
general economic and business conditions in the United States generally and particularly in the Company’s service area, including unemployment levels, supply chain disruptions, higher inflation, slowdowns in economic growth, continuing economic impacts of the COVID-19 pandemic, and the ongoing conflict between Russia and Ukraine, and the impacts on customer and client behavior

•
conditions within the financial markets and in the banking industry, as well as the financial condition and capital adequacy of other participants in the banking industry, and the market reactions thereto

•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the effect of these policies on interest rates and business in our markets and any changes associated with the current administration

•	conditions in the banking industry and the financial condition and capital adequacy of other participants in the banking industry, and market, supervisory and regulatory reactions thereto
•	the quality or composition of the loan or securities portfolios and changes therein
•	effectiveness of expense control initiatives
•	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as may be affected by inflation, changing interest rates, or other factors
•	the Company’s liquidity and capital positions
•	the value of securities held in the Company’s investment portfolios
•	deposit flows
•	the Company’s technology, efficiency, and other strategic initiatives
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
•
the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, financial crises, political crises, war and other geopolitical conflicts, such as the war between Russia and Ukraine [or the conflict between Israel and Hamas], or public health events, such as the COVID-19 pandemic, and of governmental and societal responses thereto, on, among other things, the Company’s operations, liquidity and credit quality

•	the use of inaccurate assumptions in management’s modeling systems
•	technological risks and developments
•	the commercial and residential real estate markets
•	the demand in the secondary residential mortgage loan markets
•	expansion of the Company’s product offerings
•	effectiveness of expense control initiatives
•	changes in management
•	changes in accounting principles, standards, rules and interpretations and elections made by the Company thereunder, and the related impact on the Company’s financial statements.

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

Index
Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s third quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors.

An investment in the Company’s securities involves risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the information addressed under “Cautionary Statement Regarding Forward-Looking Statements,” investors in the Company’s securities should carefully consider the risk factors discussed in the Company’s 2022 Form 10-K. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company's 2022 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon vesting of restricted stock awards to satisfy tax withholding requirements. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the three months ended September 30, 2023, the Company did not repurchase any shares related to the equity compensation plan awards.

During the nine months ended September 30, 2023, the Company did not have an effective share repurchase program that was authorized by the Company’s Board of Directors.

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

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL, filed herewith: (i) Consolidated Balance Sheets (unaudited for September 30, 2023), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Inline XBRL (included with Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

Date: November 13, 2023	/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	/s/Paul M. Pickett
Paul M. Pickett
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)