Form 10-K
period 2023-12-31
OLD POINT FINANCIAL CORP
filed 2024-04-01
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the Company’s most recently completed second fiscal quarter) was $58,241,781 based on the closing sales price on the NASDAQ Capital Market of $17.35.

The number of shares outstanding of the registrant’s common stock, ($5.00 par value per share) as of March 19, 2024 was 5,040,391 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 28, 2024, are incorporated by reference in Part III of this report.

OLD POINT FINANCIAL CORPORATION
FORM 10-K

Index
GLOSSARY OF ACRONYMS AND DEFINED TERMS

2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
ACL	Allowance for Credit Losses
ACLL	Allowance for Credit Losses on Loans, a component of ACL
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
BHCA	The Bank Holding Company Act, of 1956, as amended
CET1	Common Equity Tier 1
CTO	Chief Technology Officer
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLRF	Community Bank Leverage Ratio Framework
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
ISO	Information Security Officer
ISP	Information Security Policy
IT	Information Technology
NIM	Net Interest Margin
Notes	The Company’s 3.50% fixed-to-floating rate subordinated notes due 2031
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
SEC	U.S. Securities and Exchange Commission
SBA	Small Business Administration
SOFR	Secured overnight financing rate
TDR	Troubled Debt Restructuring
Wealth	Old Point Trust & Financial Services N.A.

Index
Cautionary Statement Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-K, which use language such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” and similar expressions, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of the Company’s management, as well as estimates and assumptions made by, and information available to, management, as of the time such statements are made. These statements are inherently uncertain, and there can be no assurance that the underlying beliefs, estimates, or assumptions will prove to be accurate. Actual results, performance, achievements, or trends could differ materially from historical results or those expressed or implied by such statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Forward-looking statements in this Annual Report on Form 10-K may include, without limitation: statements regarding strategic business initiatives and the future financial impact of those initiatives; expected future operations and financial performance; current and future interest rate levels and fluctuations and potential impacts on the Company’s NIM, future financial and economic conditions, industry conditions, and loan demand; impacts of economic uncertainties; performance of loan and securities portfolios, asset quality, future levels of the ACL and the provision for credit losses and the level of future charge-offs; deposit growth; management’s belief regarding liquidity and capital resources; changes in NIM and items affecting NIM; expected future recovery of investments in debt securities; expected impact of unrealized losses on earnings and regulatory capital of the Company or the Bank; liquidity and capital levels; cybersecurity risks; inflation; the effect of future market and industry trends; and other statements that include projections, predictions, expectations, or beliefs about future events or results, or otherwise are not statements of historical fact.

These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and prospects of the Company including, but not limited to, changes in or the effects of:

•
interest rates and yields, such as increases or volatility in short-term interest rates or yields on U.S. Treasury bonds and increase or volatility in U.S. Treasury bonds and increases or volatility in mortgage interest rates, and the impacts on macroeconomic conditions, customer and client behavior, the Company’s funding costs, and the Company’s loan and securities portfolios;

•	inflation and its impacts on economic growth and customer and client behavior;
•
adverse developments in the financial services industry, such as the bank failures in 2023, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer and client behavior;

•	the sufficiency of liquidity;
•
general economic and business conditions in the United States generally and particularly in the Company’s service area, including unemployment levels, supply chain disruptions, higher inflation, slowdowns in economic growth and the impacts on customer and client behavior;

•
conditions within the financial markets and in the banking industry, as well as the financial condition and capital adequacy of other participants in the banking industry, and the market reactions thereto;

•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve, the effect of these policies on interest rates and business in our markets and any changes associated with the current administration;

•	conditions in the banking industry and the financial condition and capital adequacy of other participants in the banking industry, and market, supervisory and regulatory reactions thereto;
•	the quality or composition of the loan or securities portfolios and changes therein;
•	effectiveness of expense control initiatives;
•	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as may be affected by inflation, changing interest rates, or other factors;
•	the Company’s liquidity and capital positions;
•	the value of securities held in the Company’s investment portfolios;
•	deposit flows;
•	the Company’s technology, efficiency, and other strategic initiatives;
•
the legislative/regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the CFPB) and the regulatory and enforcement activities of the CFPB;

•	future levels of government defense spending particularly in the Company’s service areas;
•	uncertainty over future federal spending or budget priorities, particularly in connection with the Department of Defense, on the Company’s service areas;
•	the impact of potential changes in the political landscape and related policy changes, including monetary, regulatory and trade policies;
•	the U.S. Government’s guarantee of repayment of student or small business loans purchased by the Company;
•	potential claims, damages and fines related to litigation or government actions;
•	demand for loan products and the impact of changes in demand on loan growth;

Index
•	changes in the volume and mix of interest-earning assets and interest-bearing liabilities;
•	the effects of management’s investment strategy and strategy to manage the NIM;
•	the level of net charge-offs on loans;
•	performance of the Company’s dealer/indirect lending program;
•	the strength of the Company’s counterparties;
•	the Company’s ability to compete in the market for financial services and increased competition from both banks and non-banks, including fintech companies;
•	demand for financial services in the Company’s market area;
•	the Company’s ability to develop and maintain secure and reliable electronic systems;
•	any interruption or breach of security in the Company’s information systems or those of the Company’s third-party vendors or their service providers;
•	reliance on third parties for key services;
•	cyber threats, attacks, or events;
•	the impact of changes in the political landscape and related policy changes, including monetary, regulatory, and trade policies;
•
the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, financial crises, political crises, war, and other geopolitical conflicts, such as the war between Russia and Ukraine or in the Middle East, or public health events, and of governmental and societal responses thereto, on, among other things, the Company’s operations, liquidity and credit quality;

•	the use of inaccurate assumptions in management’s modeling systems;
•	technological risks and developments;
•	the commercial and residential real estate markets;
•	the demand in the secondary residential mortgage loan markets;
•	expansion of the Company’s product offerings;
•	effectiveness of expense control initiatives;
•	changes in management; and
•	changes in accounting principles, standards, rules and interpretations and elections made by the Company thereunder, and the related impact on the Company’s financial statements.

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

The Bank is a national banking association founded in 1922. As of the end of 2023, the Bank had 14 branch offices, serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County, and Isle of Wight County. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and commercial customers.

Index
The Company’s primary activity is as a holding company for the common stock of the Bank and Wealth. The principal business of the Company is conducted through its subsidiaries.

As of December 31, 2023, the Company had assets of $1.4 billion, gross loans of $1.1 billion, deposits of $1.2 billion, and stockholders' equity of $106.8 million.

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

At December 31, 2023, the Company employed 293, or 291 full-time equivalent, employees. We consider relations with our employees to be strong. We strive for our workforce to reflect the diversity of the customers and communities we serve. Our selection and promotion processes are merit-based and include the active recruitment of minorities and women. At December 31, 2023, women represented 70% of our employees, and racial and ethnic minorities represented 25% percent of our employees. We also aim for our employees to develop their careers in our businesses. At December 31, 2023, 23% percent of our employees have been employed by the Company for at least 15 years.

Market Area and Competition

The Company’s primary market area is located in Hampton Roads, situated in the southeastern corner of Virginia and boasting the world’s largest natural deepwater harbor. The Hampton Roads Metropolitan Statistical Area (MSA) is the 37th most populous MSA in the United States according to the U.S. Census Bureau’s 2020 census and the 3rd largest deposit market in Virginia, after Richmond and the Washington Metropolitan area, according to the FDIC. Hampton Roads includes the cities of Chesapeake, Hampton, Newport News, Norfolk, Poquoson, Portsmouth, Suffolk, Virginia Beach and Williamsburg, and the counties of Isle of Wight, Gloucester, James City, Mathews, York, and Surry. The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition from national, regional, and other community financial institutions and credit unions, as well as finance companies, mortgage companies, wealth management companies, insurance companies, and fintech companies. The market area is serviced by 51 banks, savings institutions, and credit unions and, in addition, branches of virtually every major brokerage house serve the Company’s market area. The Company continues to build a stronger presence, expanding into additional markets in the last four years, which includes a commercial loan production office based in Richmond, Virginia.

The banking business in Virginia, and in the Company’s primary service areas in the Hampton Roads MSA, is highly competitive and dominated by a relatively small number of large banks with many offices operating over a wide geographic area. As a result, the Bank faces intense competition in all areas of its business. Among the advantages such large banks have over the Company is their ability to finance wide-ranging advertising campaigns, and by virtue of their greater total capitalization, to have substantially higher lending limits than the Company. Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution affect competition for deposits and loans. The Company competes by emphasizing customer service and technology, establishing long-term customer relationships, and building customer loyalty, and providing products and services to address the specific needs of the Company’s customers. The Company targets individual and small-to-medium size business customers which generally establishes a more durable deposit base. Competition among providers of financial products and services continues to increase as technology advances have lowered the barriers to entry for financial technology companies, with customers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, and from a growing selection of products and services at banking institutions that are based on new financial technology. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because nonbank financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. The Company also faces competitive pressure from large credit unions in the area.

Index
Wealth faces intense competition in all aspects and areas of its business from both regulated and unregulated financial services organizations, including a broad range of financial institutions, investment firms, benefits consultants, wealth companies, insurance companies, investment counseling firms, and various financial technology companies. Because Wealth focuses on managing client investment assets to generate fee income, Wealth faces significant competition from financial technology companies that offer products and services that automate asset management or asset selection and, in turn, may charge lower asset management or administrative fees. Wealth’s non-bank competitors are not subject to the same regulatory restrictions as Wealth, and therefore may be able to operate with greater flexibility and lower cost structures. Wealth competes by emphasizing proactive, holistic solutions and top-tier client service, and focuses on developing client relationships that serve as a source of recurring fee-based income.

The Company continues to build a strong presence in the business banking market, as well as expanding into other fee-based lines of business. The Company provides comprehensive mortgage origination and insurance services in addition to comprehensive business services that offer increased opportunities for new fee-based revenue streams and to cross sell additional products.

Available Information

The Company maintains a website on the Internet at www.oldpoint.com. The Company makes available free of charge, on or through its website, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC. This reference to the Company’s Internet address shall not, under any circumstances, be deemed to incorporate the information available at such Internet address into this Form 10-K or other SEC filings. The information available at the Company’s Internet address is not part of this Form 10-K or any other report filed by the Company with the SEC. The Company's SEC filings can also be obtained on the SEC’s website on the Internet at www.sec.gov.

Regulation and Supervision

General. Bank holding companies, banks and their affiliates are extensively regulated under both federal and state law. The following summary briefly describes significant provisions of currently applicable federal and state laws and certain regulations, proposed regulations, and the potential impact of such provisions. This summary is not complete and is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals. Because regulation of financial institutions changes regularly and is the subject of constant legislative and regulatory debate, no assurance can be given as to how federal and state regulation and supervision of financial institutions may change in the future and affect the Company’s, the Bank’s, and Wealth’s operations. See “Risks Related to the Regulation of the Company” below in Item 1A of this report on Form 10-K for further discussion.

As a public company, the Company is subject to the periodic reporting requirements of the Exchange Act, which include, but are not limited to, the filing of annual, quarterly, and other reports with the SEC. The Company is also required to comply with other laws and regulations of the SEC applicable to public companies.

As a national bank, the Bank is subject to regulation, supervision, and regular examination by the Office of the Comptroller of the Currency (the Comptroller). The prior approval of the Comptroller or other appropriate bank regulatory authority is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the constituent organizations and the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act (the CRA) and fair housing initiatives, the data security and cybersecurity infrastructure of the constituent organizations and the combined organization, and the effectiveness of the subject organizations in combating money laundering activities. Each depositor's account with the Bank is insured by the FDIC to the maximum amount permitted by law. The Bank is also subject to certain regulations promulgated by the FRB and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by federal banking law.

As a non-depository national banking association, Wealth is subject to regulation, supervision, and regular examination by the Comptroller. Wealth's exercise of fiduciary powers must comply with regulations promulgated by the Comptroller at 12 C.F.R. Part 9 and with Virginia law.

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

Pursuant to the BHCA, the FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety, or stability of any bank subsidiary of the bank holding company.

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

Regulatory Environment. Banking and other financial services statutes, regulations and policies are continually under review by the U.S. Congress, state legislatures and federal and state regulatory agencies. The scope of the laws and regulations, and the intensity of the supervision to which the Company and its subsidiaries are subject, have increased in recent years, initially in response to the 2008 financial crisis, and more recently in light of other factors, including continued turmoil and stress in the financial markets, technological factors, market changes, and increased scrutiny of proposed bank mergers and acquisitions by federal and state bank regulators.  Regulatory enforcement and fines have also increased across the banking and financial services sector.

The Company continues to experience ongoing regulatory reform and these regulatory changes could have a significant effect on how we conduct business. The specific impacts of regulatory reforms, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd Frank Act), which was enacted in 2010, or the Economic Growth, Regulatory Relief and Consumer Protection Act (the EGRRCPA), which was enacted in 2018, cannot yet be fully predicted and will depend to a large extent on the specific regulations that are likely to be adopted in the future.

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

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject the Company and its subsidiaries to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits, and other restrictions on its business.  In addition, an institution may not make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if the making of such dividend would cause the Bank to become undercapitalized, it could not pay a dividend to the Company. Based on the Bank’s current financial condition, the Company does not expect that this provision will have any impact on its ability to receive dividends or other distributions from the Bank.

Index
Basel III Capital Framework. The federal bank regulatory agencies have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the Basel III Capital Rules). For purposes of these capital rules, (i) common equity Tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stock and trust preferred securities; and (iii) Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution's allowance for credit losses.  Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Capital Rules. The Basel III Capital Rules also establish risk weightings that are applied to many classes of assets held by community banks, including, importantly, applying higher risk weightings to certain commercial real estate loans.

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

As of December 31, 2023, the Bank met all capital adequacy requirements under the Basel III Final Rules, including the capital conservation buffer.

In July 2023, the Federal Reserve Board and the FDIC issued proposed rules to implement the final components of the Basel III agreement, often known as the “Basel III endgame.” These proposed rules contain provisions that apply to banks with $100 billion or more in total assets and that will significantly alter how those banks calculate risk-based assets. These proposed rules do not apply to holding companies or banks with less than $100 billion in assets, such as the Company and the Bank, but the final impacts of these rules cannot yet be predicted. The comment window for these proposed rules closed on November 30, 2023.

Community Bank Leverage Ratio. As required by the EGRRCPA, the federal banking agencies have implemented the CBLRF, which is based on the ratio of a bank’s tangible equity capital to average total consolidated assets. To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9%. A bank that elects the CBLRF and has a leverage ratio greater than 9% will be considered to be in compliance with Basel III capital requirements and exempt from the complex Basel III calculations and will also be deemed “well capitalized” under Prompt Corrective Action regulations, discussed above. As of December 31, 2023, the Bank has not elected to opt into the CBLRF.

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

In August 2018, the Federal Reserve Board issued an interim final rule to apply the Small Bank Holding Company Policy Statement to bank holding companies with consolidated total assets of less than $3 billion. The policy statement, which, among other things, exempts certain bank holding companies from minimum consolidated regulatory capital ratios that apply to other bank holding companies. As a result of the interim final rule, which was effective August 30, 2018, the Company expects that it will be treated as a small bank holding company and will not be subject to regulatory capital requirements. The comment period on the interim final rule closed on October 29, 2018, and, to date, the Federal Reserve Board has not issued a final rule to replace the interim final rule. The Bank remains subject to the regulatory capital requirements described above.

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured by the Deposit Insurance Fund (DIF) of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the Federal Deposit Insurance Act (FDIA), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations as an insured institution, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes. The FDIC may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Bank’s deposit insurance.

Index
The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets less average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2% for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2% and 2.5%. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS composite rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets). At December 31, 2023, total base assessment rates for institutions that have been insured for at least five years with assets of less than $10 billion range from 2.5 to 32 basis points.

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

In November 2023, the FDIC issued a final rule to implement a special DIF assessment following the FDIC’s use of the “systemic risk” exception to the least-cost resolution test in connection with the failures and resolutions of Silicon Valley Bank and Signature Bank. Banks with less than $5 billion of uninsured deposits, such as the Bank, are exempt from this special assessment.

Incentive Compensation. The Federal Reserve Board, the Comptroller and the FDIC have issued regulatory guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." The findings will be included in reports of examination, and deficiencies will be incorporated into the organization's supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets, that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees or benefits that could lead to material financial loss to the entity.  In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution.  The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules has closed and a final rule has not yet been published. If the rules are adopted as proposed, they will restrict the way executive compensation is structured.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including Nasdaq, the exchange on which the Company’s common stock is listed, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. In February 2023, Nasdaq posted its initial rule filing with the SEC to implement this directive and the Nasdaq's listing standards pursuant to the SEC's rule became effective on October 2, 2023.

Index
Federal Home Loan Bank of Atlanta. The Bank is a member of the FHLB of Atlanta, which is one of 11 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. Additional information related to the Bank’s FHLB stock can be found in “Note 14. Fair Value Measurements” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of this report on Form 10-K.

Community Reinvestment Act. The Company is subject to the requirements of the CRA, which imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution's efforts in meeting community credit needs are currently assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions, and applications to open a branch or facility. At its last evaluation in 2022, the Bank received an “Outstanding” CRA rating.

On October 24, 2023, the federal banking regulatory agencies jointly issued a final rule to modernize CRA regulations consistent with the following key goals: (1) to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities; (2) to adapt to changes in the banking industry, including internet and mobile banking and the growth of non-branch delivery systems; (3) to provide greater clarity and consistency in the application of the CRA regulations, including adoption of a new metrics-based approach to evaluating bank retail lending and community development financing; and (4) to tailor CRA evaluations and data collection to bank size and type, recognizing that differences in bank size and business models may impact CRA evaluations and qualifying activities. Most of the final CRA rule’s requirements will be applicable beginning January 1, 2026, with certain requirements, including the data reporting requirements, applicable as of January 1, 2027. The Bank is evaluating the expected impact of the modernized CRA regulations, but currently does not anticipate any material impact to its business, operations, or financial condition due to the modified CRA regulations.

Confidentiality and Required Disclosures of Customer Information. The Company and the Bank are subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-Leach-Bliley Act and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer's personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided, and the customer is given the opportunity to opt out of such disclosure. Certain exceptions may apply to the requirement to deliver an annual privacy notice based on how a financial institution limits sharing of nonpublic personal information and whether the institution’s disclosure practices or policies have changed in certain ways since the last privacy notice was delivered.

The Company is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering and requires financial institutions to establish anti-money laundering programs. Regulations adopted under the Bank Secrecy Act impose on financial institutions customer due diligence requirements, and the federal banking regulators expect that customer due diligence programs will be integrated within a financial institution’s broader Bank Secrecy Act and anti-money laundering compliance program. The Office of Foreign Assets Control (OFAC), which is a division of the U.S. Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an "enemy" of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, file a suspicious activity report with the Treasury and notify the FBI.

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

Index
In December 2021, FinCEN proposed the first of the three sets of rules that it will issue. Thereafter, on September 29, 2022, FinCEN issued the final rule to implement the beneficial ownership reporting requirements of the CTA, which was effective January 1, 2024. This rule does not apply to the Company or the Bank. Subsequent rulemakings are expected (i) to implement the CTA’s protocols for access to and disclosure of beneficial ownership information, and (ii) to revise the existing customer due diligence requirements that apply to the Company, the Bank, and many other financial institutions, to ensure consistency between these requirements and the beneficial ownership reporting rules. The Company will continue to monitor regulatory developments related to the CTA, including future FinCEN rulemakings, and will continue to assess the ultimate impact of the CTA on the Company. The Bank continues to evaluate the impact of this final rule on the Bank’s BSA/AML policies and procedures, and the impact of continuing litigation regarding the constitutionality of the CTA.

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

On November 18, 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule became effective on May 1, 2022. With increased focus on cybersecurity, the Company, the Bank and Wealth continue to monitor related legislative, regulatory, and supervisory developments.

Consumer Laws and Regulations. The Company is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The Company must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

The CFPB is the federal regulatory agency responsible for implementing, examining, and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services and has rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth in Lending Act and the Real Estate Settlement Procedures Act). As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve Board and to the Bank and Wealth by the Comptroller. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution's prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB, and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies and banks, could influence how the Federal Reserve Board and Comptroller apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB's consumer protection activities on the Company cannot be forecast at this time. As of December 31, 2023, the Company and the Bank are not subject to the direct supervision of the CFPB.

Mortgage Banking Regulation. In connection with making mortgage loans, the Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases, restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Bank’s mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth in Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts, among other state and federal laws, regulations, and rules.

Index
The Bank’s mortgage origination activities are also subject to Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, mortgage lenders can originate “qualified mortgages,” which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3% of the total loan amount. Under the EGRRCPA, most residential mortgages loans originated and held in portfolio by a bank with less than $10 billion in assets will be designated as “qualified mortgages.” Higher-priced qualified mortgages (e.g., subprime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules. The Bank originates first mortgage loans that comply with Regulation Z's “qualified mortgage” rules. The Bank also originates second mortgages, or equity loans, and these loans do not conform to the qualified mortgage criteria but comply with applicable ability-to-repay rules.

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

Future Regulation. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations, or regulatory policies applicable to the Company, the Bank, or Wealth could have a material effect on our business.

Index
Item 1A.	Risk Factors

In addition to the other information contained in this report, including the information contained in “Cautionary Statement Regarding Forward-Looking Statements,” investors in the Company’s securities should carefully consider the factors discussed below. An investment in the Company’s securities involves risks. The factors below, among others, could materially and adversely affect the Company’s business, financial condition, results of operations, liquidity, or capital position, or cause the Company’s results to differ materially from its historical results or the results expressed or implied in the forward-looking statements contained in this report, in which case the trading price of the Company’s common stock could decline. The risk factors discussed below highlight the risks that the Company believes are material to the Company, but do not necessarily include all risk that an investor may face, and investors should not interpret the disclosure of a risk to state or imply that the risk has not already materialized.

Risk Factors Related to our Lending Activities and Economic Conditions

Weaknesses in economic or market conditions, or adverse developments in the financial services industry, could pose challenges for the Company and could adversely affect the results of operations, liquidity, and financial condition. Deterioration in, or uncertain, economic conditions could adversely affect the Company’s business which is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; and inflation, all of which are beyond the Company’s control. Prolonged periods of inflation may impact profitability by negatively impacting fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for products and services. Additionally, inflation may lead to a decrease in consumer and commercial purchasing power and increase default rates on loans. A deterioration in economic conditions, in particular a prolonged economic slowdown within the Company’s geographic region or a broader disruption in the economy, possibly as a result of a pandemic or other widespread public health emergency, acts of terrorism, or outbreak of domestic or international hostilities (including the ongoing war between Russia and Ukraine or in the Middle East), or unanticipated events in the banking industry, such as high-profile bank failures in 2023, could result in the following consequences, any of which could hurt business materially: declines in real estate values and home sales and increases in the financial stress on borrowers and unemployment rates, all of which could lead to increases in loan delinquencies, problem assets and foreclosures, and a deterioration in the value of collateral for loans made by our various business segments; an increase in the level of loan losses exceeding the level the Company has provided in its allowance for loans losses , which would reduce the Company’s earnings; a decline in demand for our products and services; changes in the fair value of financial instruments held by the Company or its subsidiaries; or declines in available sources or amounts of liquidity and funding.  Events in the financial services industry, such as the high-profile bank failures in 2023, may also cause concern and uncertainty about the financial services industry generally, which may result in sudden deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on the Company’s business, financial condition, and results of operations.

Weaknesses in the commercial real estate markets could negatively affect the Company's financial performance and results of operations due to the Company's concentration in commercial real estate loans. At December 31, 2023, the Company had $578.1 million, or 53.5%, of total loans concentrated in commercial real estate, which includes, for purposes of this concentration, all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Commercial real estate loans are generally viewed as exposing the Company to a greater risk of loss than residential real estate and consumer loans. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans. Consequently, an adverse development with respect to one or a few commercial real estate loan or credit relationships could expose the Company to a significantly greater risk of loss compared to an adverse development with respect to one or a few residential real estate loans. Commercial real estate loans carry risks associated with the successful operation of a business if the properties are owner occupied. If the properties are non-owner occupied, the repayment of these loans may be dependent upon the profitability and cash flow from rent receipts. Repayment of commercial real estate loans may, to a greater extent than residential real estate loans, be subject to adverse conditions in the real estate market or economy. Weak economic or market conditions may impair a borrower's business operations, slow the execution of new leases and lead to turnover in existing leases. The combination of these factors could result in deterioration in value of some of the Company's loans. The deterioration of one or more of the Company's significant commercial real estate loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from those loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's financial performance.

Index
The federal bank regulatory agencies have recently expressed concerns about weaknesses in the current commercial real estate market. Banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement enhanced risk management practices, including stricter underwriting, internal controls, risk management policies, more granular reporting, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. If the Company’s banking regulators determine that the Company’s commercial real estate lending activities are particularly risky and are subject to such heightened scrutiny, the Company may incur significant additional costs or be required to restrict certain of our commercial real estate lending activities. Additionally, failures in the Company’s risk management policies, procedures and controls could adversely affect its ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company's profitability depends significantly on local economic conditions and changes in the federal government's military or defense spending may negatively affect the local economy, which could adversely affect the Company’s results of operations and financial condition. The Company's success depends primarily on the general economic conditions of the markets in which the Company operates. Unlike larger financial institutions that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Hampton Roads MSA. The local economic conditions in this area have a significant impact on the demand for loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond the Company's control could impact these local economic conditions.

In addition, Hampton Roads is home to one of the largest military installations in the world and one of the largest concentrations of Department of Defense personnel in the United States. Some of the Company's customers may be particularly sensitive to the level of federal government spending on the military or on defense-related products or to a protracted U.S. government shutdown. Federal spending is affected by numerous factors, including macroeconomic conditions, presidential administration priorities, and the ability of the federal government to enact relevant appropriations bills and other legislation. Any of these factors could result in future cuts to military or defense spending or increased uncertainty about federal spending, which could have a severe negative impact on individuals and businesses in the Company's primary service area.

Any adverse developments in the Company’s primary service area, such as related increase in unemployment rates or reduction in business development activities, could lead to reductions in loan demand, a reduction in the number of credit-worthy borrowers seeking loans, increases in loan delinquencies, problem assets and foreclosures, a decline in the financial condition of borrowers and guarantors, and reductions in loan collateral value, any of which could have a material adverse effect on the Company's operating results and financial condition.

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

Declines in loans outstanding could have a material adverse impact on the Company's operating results and financial condition. Growing and diversifying the loan portfolio is part of the Company's strategic initiative. If quality loan demand does not continue to increase and the Company's loan portfolio begins to decline, the Company expects that excess liquidity will be invested in marketable securities. Because loans typically yield higher returns than the Company's securities portfolio, a shift towards investments in the Company's asset mix would likely result in an overall reduction in net interest income and net interest margin. The principal source of earnings for the Company is net interest income, and the Company's net interest margin is a major determinant of the Company's profitability. The effects of a reduction in net interest income and net interest margin may be exacerbated by the intense competition for quality loans in the Company's primary service area and by rate reductions on loans currently held in the portfolio. As a result, a reduction in loans could have a material adverse effect on the Company's operating results and financial condition.

The small-to-medium size businesses the Company targets may have fewer financial resources to weather a downturn in the economy, which could materially harm operating results. The Company targets individual and small-to-medium size business customers. Small-to-medium size businesses frequently have smaller market shares than their competitors, may have fewer financial resources in terms of capital or borrowing capacity than larger entities, may be more vulnerable to economic downturns or periods of significant inflation, often need substantial additional capital to expand and compete and may experience significant volatility in operating results. Any one or more of these factors may impair a borrower's ability to repay a loan. In addition, the success of a small-to-medium size business often depends on the management talents and efforts of one person or a small group of persons, and the death, disability, or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. The Company also made some of these loans in recent years, and the borrowers may not have experienced a complete business or economic cycle. Economic downturns and other events that negatively impact businesses in the Company's primary service area could have a proportionately greater impact on small-to-medium-size businesses and accordingly could cause the Company to incur substantial credit losses that could negatively affect its results of operations and financial condition.

Index
The allowance for credit losses (ACL) may not be adequate to cover actual losses, which could adversely affect our results of operations, business, and financial condition. The Company’s success depends significantly on the quality of our assets, particularly loans. Like all financial institutions, the Company is exposed to the risk that borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases and that the collateral securing the payment of loans may be insufficient to fully compensate the Company for the outstanding balance of the loan plus the costs to dispose of the collateral. The Company attempts to maintain an appropriate allowance for credit losses to provide for losses in our loan portfolio. The process to determine the allowance for credit losses uses models and assumptions that require difficult and complex judgments that are often interrelated. Because any estimate of credit losses is necessarily subjective and the accuracy of any estimate depends on the outcome of future events that are not within our control, we face the risk that charge-offs in future periods will exceed our allowance for credits losses and that additional provision for credit losses will be required, which would have an adverse effect on the Company’s net income. The allowance for credit losses is our best estimate of expected credit losses; however, there is no guarantee that it will be sufficient to address credit losses, particularly if the economic outlook deteriorates significantly and quickly. In such an event, the Company may increase its allowance for credit losses, which would reduce its earnings. Additionally, to the extent that economic conditions worsen, impacting our consumer and commercial borrowers or underlying collateral, and credit losses are worse than expected, as may be caused by inflation, an economic recession or otherwise, we may increase our provision for credit losses, which could have an adverse effect on our business, financial condition, and results of operations. The Company’s banking regulator, as part of their examination process, periodically review the allowance for credit losses and may require the Company to increase its allowance by recognizing additional provision for credit losses charged to expense, or to decrease the allowance by recognizing loan charge-offs. Any such required additional provisions for credit losses or charge-offs could have a material adverse effect on our financial condition and results of operations.

On January 1, 2023, the Company adopted Accounting Standards Codification (ASC) Topic 326, “Financial Instruments—Credit Losses” (ASC 326), which replaces existing accounting principles for the recognition of loan losses based on losses that have been incurred with a requirement to record an allowance for credit losses that represents expected credit losses over the lifetime of all loans in the Company’s portfolio. Under ASC 326, the Company’s estimate of expected credit losses will be based on reasonable and supportable forecasts of future economic conditions and loan performance. While the adoption of ASC 326 does not affect ultimate loan performance or cash flows of the Company from making loans, recognizing an allowance based on expected credit losses may create more volatility in the level of the allowance for credit losses and the Company’s results of operations, including based on volatility in economic forecasts and expectations of loan performance in future periods, as actual results may differ materially from those estimates. If the Company is required to materially increase the level of allowance for credit losses for any reason, such increase could adversely affect the Company’s business, financial condition, and results of operations.

The Company is subject to physical and financial risks associated with climate change and other weather and natural disaster impacts. The Company is subject to the growing risk of climate change. Among the risks associated with climate change are more frequent severe weather events, such as hurricanes, tropical storms, tornados, winter storms, freezes, flooding, and other large-scale weather catastrophes. Such weather events in the Company’s markets subject us to significant risks and more frequent severe weather events magnify those risks. Large-scale weather catastrophes or other significant climate change effects that either damage or destroy residential or multifamily real estate underlying mortgage loans or real estate collateral, could decrease the value of our real estate collateral, or increase our delinquency rates in the affected areas and thus diminish the value of the Company’s loan portfolio. In addition, the effects of climate change may have a significant effect on the Company’s geographic markets and could disrupt our operations or the operations of our customers, third party service providers or supply chains more generally. Those disruptions could result in declines in economic conditions in the Company’s geographic markets or industries in which our borrowers operate and impact their ability to repay loans or maintain deposits. Climate change could also impact the Company’s assets or employees directly or lead to changes in customer preferences that could negatively affect our growth or business strategies. In addition, the SEC and federal banking regulators are increasingly focused on the physical and financial risks to financial institutions associated with climate change, which may result in increased requirements regarding the disclosure and management of climate risks and related lending activities, as well as increased compliance costs.

Risk Factors Related to our Industry

The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial condition and results of operations. The Company's profitability depends in substantial part on its net interest margin, which is the difference between the rates received on loans and investments and the rates paid for deposits and other sources of funds. The net interest margin depends on many factors that are partly or completely outside of the Company's control, including competition; federal economic, monetary, and fiscal policies; market interest rates; and economic conditions. Because of the differences in the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. To combat rising inflation, the Federal Open Market Committee (FOMC) of the Federal Reserve increased the target range for the federal funds rate throughout 2022 and 2023 to its current range of 5.25% to 5.50%. While the FOMC foreshadowed decreases to the target rates in 2024, it also noted that it will continue to assess additional information and implications for monetary policy in determining future actions with respect to target rates. If market rates continue to rise or remain elevated for an extended period of time, the Company may experience more competitive pressures to increase the rates paid on deposits, which may decrease net interest income, a change in the mix of noninterest and interest-bearing accounts, reduced demand for loans or increases in the rate of default on existing loans. In addition, the Company could experience net interest margin compression if it is unable to maintain the current level of loans outstanding by continuing to originate new loans in the current higher rate environment, or if it experiences a decrease in deposit balances, which would require the Company to seek funding from other sources at relatively higher rates of interest. It is possible that significant or unexpected changes in interest rates may take place in the future, and the Company may not be able to accurately predict the nature or magnitude of such changes or how such changes may affect business or results of operations.

Index
The Company’s investment portfolio consists of fixed income debt securities, classified as available for sale, whose market values fluctuate with changes in interest rates. Available for sale debt securities are carried at estimated fair value with the corresponding unrealized gains and losses recognized in other comprehensive income. Gains or losses are only recognized in net income upon the sale of the security. Additionally, under ASC 326 a loss is recognized for expected credit losses on available for sale debt securities or when the Company does not expect to recover its investment in a debt security, to the extent that the carrying amount of the security exceeds its market value. As a result of increases in market interest rates during 2022 and 2023, the market value of the Company’s investment portfolio declined significantly. While the Company does not intend to sell any of its securities prior to maturity, the portfolio serves as a source of liquidity and consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, changes in deposit balances, general liquidity needs and other similar factors. If the Company sells any of its securities while in an unrealized loss position or determines that there is a credit loss with respect to any of the Company’s securities, the loss or impairment charge would be recognized in net income, which could have a material adverse effect on the Company’s financial condition and results of operations. Additionally, while the regulatory capital of the Company or the Bank is currently not expected to be impacted by unrealized losses on securities, tangible common equity, a non-GAAP financial measure, is reduced for unrealized losses on securities, and regulatory capital would be reduced for any losses recognized in net income.

The Company generally seeks to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that it may reasonably maintain its net interest margin; however, interest rate fluctuations, loan prepayments, loan production, deposit flows, and competitive pressures are constantly changing and influence the ability to maintain a neutral position. Generally, the Company's earnings will be more sensitive to fluctuations in interest rates depending upon the variance in volume of assets and liabilities that mature and re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of changes in interest rates, shape, and slope of the yield curve, and whether the Company is more asset sensitive or liability sensitive. Accordingly, the Company may not be successful in maintaining a neutral position and, as a result, the Company's net interest margin may be affected.

The Company relies substantially on deposits obtained from customers in our target markets to provide liquidity and support growth, and liquidity risk could harm the Company’s ability to fund its operations, which could have a material adverse impact on the Company’s financial condition. Liquidity is essential to the Company’s business. While the Company relies on different sources to meet potential liquidity demands, the Bank’s business strategies are primarily based on access to funding from local customer deposits. Deposit levels may be affected by several factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, conditions in the financial services industry specifically and general economic conditions that affect savings levels and the amount of liquidity in the economy, as well as by factors that impact customers’ perception of the Company’s financial condition and capital and liquidity levels. If deposit levels fall, reliance on a relatively low-cost source of funding could be reduced and interest expense would likely increase as alternative funding is obtained to replace lost deposits. Additionally, if a large number of the Bank’s depositors or depositors with a high concentration of deposits sought to withdraw their deposits suddenly, the Bank could encounter difficulty meeting such a significant deposit outflow, which could negatively impact the Company’s and the Bank’s profitability, reputation, and liquidity. Significant unanticipated deposit outflows have occurred at other financial institutions, and may occur in the future, compounded by the advances in technology that increase the speed at which deposits can be moved from bank to bank or outside the banking system, as well as the speed and reach with which information, concerns and rumors can spread through media, in each case potentially exacerbating liquidity concerns. While the Company believes its funding sources are adequate to meet any significant unanticipated deposit withdrawal, the Company may not be able to manage the risk of deposit volatility effectively, which could have a material adverse effect on the Company’s liquidity, business, financial condition, and results of operations. If local customer deposits are not sufficient to fund normal operations and growth, the Company will look to outside sources, such as borrowings from the FHLB, which is a secured funding source. Ability to access borrowings from the FHLB will be dependent upon whether and the extent to which collateral is held or can be provided to secure FHLB borrowings. Other sources may be federal funds purchased and brokered deposits, although the use of brokered deposits may be limited or discouraged by our banking regulators. The Company may also seek to raise funds through the issuance of shares of common stock, or other equity or equity-related securities, or debt securities including subordinated notes as additional sources of liquidity.

If the Company is unable to access funding sufficient to support business operations and growth strategies or is unable to access such funding on acceptable terms to the Company, this could have a substantial negative effect on the Company’s liquidity. The Company may not be able to implement its business strategies, originate loans, invest in securities, pay its expenses, distribute dividends to its stockholders, or fulfill its debt obligations or deposit withdrawal demands. A lack of liquidity also could result in the Company being forced to sell securities in an unrealized loss position. All these factors could have a material adverse impact on financial performance, financial condition, and results of operations.

Index
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

Competition from other financial institutions and financial intermediaries may adversely affect the Company’s future success, profitability, financial condition, and results of operations. The Company faces substantial competition in all aspects of its operations, including originating loans and attracting deposits, from a variety of competitors. Growth and success depend on the Company’s ability to compete effectively in this highly competitive financial services environment. The competition in originating loans and attracting deposits comes principally from other banks, mortgage banking companies, consumer finance companies, savings associations, credit unions, brokerage firms, insurance companies and other institutional lenders and purchasers of loans and includes firms that attract customers primarily through digital and online products which may offer greater convenience to customers than traditional banking products and services. Many competitors offer products and services that are not offered by the Company, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively and may have larger lending limits that would allow them to serve the credit needs of larger clients. Moreover, technological innovation continues to contribute to greater competition in financial services markets as technological advances enable more companies to provide financial products and services traditionally provided by banks, such as real-time transfer and payment systems. Some of the financial services organizations with which the Company competes are not subject to the same degree of regulation as bank holding companies and federally insured national banks and may have broader geographic service areas and lower cost structures. As a result, these competitors may have certain advantages over the Company in accessing funding and providing various services. Increased competition could require an increase of rates paid on deposits or lower the rates offered on loans, which could adversely affect the Company’s profitability. In addition, failure to compete effectively to attract new and retain current customers in the Company’s markets could cause it to lose market share, slow its growth rate and may have an adverse effect on its financial condition and results of operations.

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

Index
The Bank is required to maintain capital to meet regulatory requirements, and the Bank’s failure to maintain sufficient capital could adversely affect the Company's financial condition, liquidity, results of operation and ability to maintain regulatory compliance. The Bank is required to meet regulatory capital requirements and maintain sufficient liquidity. The Basel III Capital Rules apply higher risk weightings to many types of loans and securities. This may result in the Bank being forced to limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio, which could have a detrimental impact on the Company's net income. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Additionally, regulators may require the Bank to maintain higher levels of regulatory capital based on its condition, risk profile or conditions in the banking industry or economy. Because the Company qualifies under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the Basel III Capital Rules. However, if the Basel III Capital Rules were applied to the Company in the future, this may create additional compliance burdens for the Company.

If the Company were to require additional capital, including to fund additional capital contributions to the Bank, it could be required to access the capital markets on short notice and in relatively weak economic conditions, which could result in raising capital that significantly dilutes existing stockholders. Additionally, the Company may be forced to limit banking operations and activities, and growth of loan portfolios and interest income, to focus on retention of earnings to improve capital levels. Higher capital levels may also lower the Company's return on equity and result in regulatory actions if the Bank was unable to comply with such requirements. The Bank’s failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, FDIC insurance costs and costs of funds, as well as the Company’s and the Bank’s ability to grow, business, financial condition, and results of operations. Under regulatory rules, if the Bank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates it pays and its ability to accept brokered deposits may be restricted.

Risk Factors Related to our Operations and Technology

The Company and its subsidiaries are subject to operational risk, which could adversely affect business, financial condition, and results of operation. The Company and its subsidiaries, like all businesses, are subject to operational risk, including the risk of loss resulting from human error, fraud, or unauthorized transactions due to inadequate or failed internal processes and systems, and external events that are wholly or partially beyond the Company's control (including, for example, sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters, and cyber-attacks). Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards. The Company and its subsidiaries have established a system of internal controls to address these risks, but there are inherent limitations to such risk management strategies as there may exist, or develop in the future, risks that are not anticipated, identified, or monitored. Any losses resulting from operational risk could take the form of explicit charges, increased operational costs, litigation costs, harm to reputation or forgone opportunities, loss of customer business, or the unauthorized release, misuse, loss, or destruction of proprietary information, any and all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

System failures, interruptions, breaches of security, or the failure of a third-party provider to perform its obligations could adversely impact the Company's business operations and financial condition. Communications and information systems are essential to the conduct of the Company's businesses, as such systems are used to manage customer relationships, general ledger, deposits, and loans, as well as for other functions. While the Company has established policies and procedures to prevent or limit the impact of systems failures, interruptions and security breaches, the Company's information, security, and other systems may stop operating properly or become disabled or damaged as a result of a number of factors, including events beyond the Company's control, such as sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters, and cyber-attacks. Information security risks have increased in recent years and hackers, activists and other external parties have become more technically sophisticated and well-resourced. These parties use a variety of methods to attempt to breach security systems and access the data of financial services institutions and their customers. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. In addition, any compromise of the security systems could deter customers from using the Bank's website and online banking service, both of which involve the transmission of confidential information. The security and authentication precautions imposed by the Company and the Bank may not protect the systems from compromises or breaches of security, which would adversely affect the Company's results of operations and financial condition.

In addition, the Company relies on third parties to provide key components of its business operations, such as data processing, recording, and monitoring transactions, online banking interfaces and services, internet connections and network access outsources certain data processing to certain third-party providers. Accordingly, the Company's operations are exposed to risk that these third-party providers will not perform in accordance with the contracted arrangements under service agreements. If the third-party providers encounter difficulties, or if the Company has difficulty in communicating with them, the Company's ability to deliver products and services to its customers and otherwise conduct its business could be adversely affected, and the Company's reputation may be harmed. Further, each of these third-party providers faces the risk of a cyber-attack, information breach or loss, or technology failure, and there is no assurance that they have not or will not experience a system or network breach, a breach of a third-party provider's technology may cause loss to the Company's customers. Any failure by a third-party provider to maintain performance, reliability and security of these systems could have a significant adverse effect on the Company’s financial condition or results of operations. Replacing these third-party providers could also create significant delay and expense, and the Company cannot provide any assurance that it could negotiate terms with alternative service sources that are as favorable or could obtain similar services as found in the Company’s existing systems without expending substantial resources. Consequently, use of such third parties creates an unavoidable inherent risk to the Company’s business operations. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

Index
The occurrence of any systems failure, interruption or breach of security, or the failure of a third-party provider to perform its obligations, could expose the Company to risks of data loss or data misuse, could result in violations of applicable privacy and other laws, could damage the Company's reputation and result in a loss of customers and business, or could subject it to additional regulatory scrutiny, civil litigation, or possible financial liability and costly response measures. Any of these occurrences could have a material adverse effect on the Company's financial condition and results of operations.

The Company and its subsidiaries, including the Bank, and its and their employees and customers may in the future be the target of criminal cyberattacks; and we could be exposed to liability and remedial costs, and our reputation and business could suffer. The Company’s business relies on the secure processing, transmission, storage, and retrieval of confidential, proprietary, and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, the Company’s customers and third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks. The Company, its customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of criminal cyber-attacks, phishing schemes and similar fraudulent activity and cyber incidents. One such event occurred during September 2022, when in a cybersecurity incident an email account of the Company was accessed by an authorized user, which may have compromised certain information about the Company and its customers. The Company expects these threats to continue. As the numerous and evolving cybersecurity threats, including advanced and persistent cyber-attacks and schemes, utilized by cybercriminals in attempts to obtain unauthorized access to our systems or our customers’ accounts have become increasingly more complex and sophisticated and may be difficult to detect for periods of time, we– like many other major financial institutions – may not be able to anticipate, safeguard against, or respond to, these acts adequately.  As these threats continue to evolve and increase, we – like many other major financial institutions – may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities.

The Company and the Bank also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom the Company and the Bank do business or upon whom the Company and the Bank rely to facilitate or enable business activities, including, for example, financial counterparties, regulators, providers of critical infrastructure such as internet access, and software providers. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber-attack or other information or security breach that significantly degrades, deletes, or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including the Company and the Bank. This consolidation, interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber-attack or other information or security breach, termination or constraint could, among other things, adversely affect the Company and the Bank’s ability to effect transactions, service their clients, manage their exposure to risk or expand their business.

Though it is difficult to determine what, if any, harm may directly result from any specific cyber incident or cyber-attack, any failure to maintain the security of, or any actual or perceived loss or unauthorized disclosure or use of, customer or account information may result in a material loss or have material consequences. The public perception that a cyber-attack on the Bank’s systems have been successful, whether or not this perception is correct, may damage the Bank’s reputation with customers and third parties with whom the Bank does business. Actual or perceived loss or unauthorized disclosure or use of personal information and identify theft risks, in particular could cause serious reputational harm. Damage to our reputation could adversely affect deposits and loans and otherwise negatively affect the Company’s business, financial condition, and results of operations. In addition, it is possible that a cyber incident and any material fraudulent activity, cyber-attacks, breaches of our information security or successful penetration or circumvention of our system security may cause us significant negative consequences, including loss of Bank customers and financial assets and business opportunities, disruption to our operations and business, or misappropriation of our and/or our customers’ confidential information, and may expose us to additional regulatory scrutiny or may result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, devotion of substantial management time, costs associated with customer notification and credit monitoring services, increased costs to maintain insurance coverage (including increased deposit insurance premiums), or additional compliance costs, all of which could adversely impact our business, financial condition, liquidity and results of operations.

Index
The Company's accounting estimates and risk management processes rely on analytical and forecasting models. Processes that management uses to measure the allowance for credit losses, fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company's earnings performance and liquidity, depend upon the use of analytical and forecasting models. These models include assumptions about future credit losses, discount rates, future interest rates and economic conditions, that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.

If the model that management uses for the calculation of the allowance for credit losses is inadequate, the Company may not be able to accurately predict the timing and extent of expected credit losses and record an accurate allowance for these credit losses. If the models that management uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures and may be unable to maintain sufficient liquidity. If the models that management uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in management's analytical or forecasting models could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company is dependent on key personnel and the loss of one or more of those key personnel could harm its business. The banking business in Virginia, and in the Company's primary service area in the Hampton Roads MSA, is highly competitive and dominated by a relatively small number of large banks. Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the Virginia community banking industry, which could increase labor costs. In addition, the Company’s ability to attract and retain employees could be impacted by changing workforce concerns, expectations, practices, and preferences, including remote and hybrid work preferences, labor shortages and competition for labor, which could increase labor costs. The Company's success depends to a significant degree upon its ability to attract and retain qualified management, loan origination, administrative, marketing, and technical personnel and upon the continued contributions of and customer relationships developed by management and other key personnel.

In particular, the Company believes that its success is highly dependent upon the capabilities of its senior executive management. The Company believes that its management team, comprised of individuals who have worked in the banking industry for many years, is integral to implementing the Company's business plan. The loss of any of the Company’s senior executive management could disrupt the Company’s operations and have a material adverse effect on the Company’s ability to build on the efforts they have undertaken, and the Company may not be able to find adequate replacements. Most recently, the Company hired a new Chief Financial Officer in October 2023. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to the Company’s daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on the Company’s business, financial condition, results of operations or cash flows. The Company has entered into employment agreements with certain members of executive management, and the loss of the services of one or more of them could harm the Company's business.

The Company may not be able to compete effectively without the appropriate use of current technology. The use of technology in the financial services market, including the banking industry, evolves frequently. The Company may be unable to attract and maintain banking relationships with certain customers if it does not offer appropriate technology-driven products and services. In addition to better serving customers, the effective use of technology may increase efficiency and reduce costs. Developing or acquiring access to new technologies and incorporating those technologies into the Company’s products and services or using them to expand the Company’s products and services, may require significant investments, may take considerable time to complete, and ultimately may not be successful. The Company may not be able to effectively implement new technology-driven products or services or be successful in marketing these products and services to its customers. As a result, the Company's ability to compete effectively may be impaired, which could lead to a material adverse effect on the Company's financial condition and results of operations and could lead to the incurrence of additional expense. Additionally, any future implementation of technological changes and upgrades to maintain current systems may cause operational and customer challenges upon implementation and for some time afterwards. Key challenges include service interruptions, transaction processing errors and system conversion delays, which may cause the Company to lose customers or fail to comply with applicable laws, and may cause the incurrence of additional expenses, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

Risks Related to the Regulation of the Company

The Company may be adversely affected by changes in government monetary policy. As a bank holding company, the Company's business is affected by the monetary policies established by the FRB, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. The policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments held by the Company.

These policies determine, to a significant extent, the Company's cost of funds for lending and investing, and can also affect the Company’s borrowers. Changes in these policies are beyond the Company’s controls and are difficult to predict. These policies may have an adverse effect on deposit levels, net interest margin, loan demand or the Company's business and operations.

Index
The Company and its subsidiaries are subject to extensive regulation which could adversely affect them. The Company is subject to extensive regulation by federal, state, and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Regulations adopted by these agencies, which are generally intended to protect depositors and customers rather than to benefit stockholders, govern a comprehensive range of matters including, without limitation, ownership and control of the Company's shares, acquisition of other companies and businesses, permissible activities that the Company and its subsidiaries may engage in, maintenance of adequate capital levels and other aspects of operations. See “Regulation and Supervision” included in Item 1. Business, of this Annual Report on Form 10-K for a more detailed description of certain regulatory requirements applicable to the Company and the Bank. These regulations are costly to comply with and could limit the Company's growth by restricting certain of its activities. Failure to comply with these laws, rules and regulations could result in financial, structural, and operational penalties, including receivership. The laws, rules, and regulations applicable to the Company could change at any time. The extent and timing of any regulatory reform as well as any effect on the Company’s business and financial results, are uncertain. Regulatory changes could subject the Company to more demanding regulatory compliance requirements, which could affect the Company in unpredictable and adverse ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Legislation or regulation may also impose unexpected or unintended consequences, the impact of which is difficult to predict. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or damage to the Company's reputation, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

The CFPB may increase our regulatory compliance burden and could affect the consumer financial products and services that the Company offers. The CFPB significantly influences consumer financial laws, regulation and policy through rulemaking related to enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive, and abusive consumer finance products or practices, which are directly affecting the business operations of financial institutions offering consumer financial products or services, including the Company. This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive, or abusive in connection with any consumer financial transaction, financial product, or service. In particular, the CFPB’s interpretation of the Dodd-Frank Act’s prohibitions against unfair, deceptive, and abusive consumer finance products or practices and the application of those prohibitions to so-called “junk fees” may ultimately affect products or services currently offered by the Company and its subsidiaries and may affect the amount of revenue that may be derived from these products and services in the future, especially revenue from overdraft products offered by the Bank. Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations, and policies issued by the CFPB may also apply to the Company or its subsidiaries by virtue of the adoption of such policies and practices by the Federal Reserve and the FDIC. Further, the CFPB may include its own examiners in regulatory examinations by the Company’s primary regulators. The limitations and restrictions imposed by the CFPB may produce significant, material effects on our business, financial condition, and results of operations.

Increased scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to environmental, social and governance (ESG) practices may impose additional costs on the Company or expose it to new or additional risks. As a regulated financial institution and a publicly traded company, the Company is facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, influential investors, and regulators are increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Views about ESG are diverse, dynamic, and rapidly changing. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Company’s reputation, ability to attract and retain certain customers and employees, and stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanded mandatory and voluntary reporting, diligence, and disclosure. ESG related costs, including with respect to compliance with any additional regulatory or disclosure requirements or expectations, could adversely impact our results of operations.

Failure to comply with the USA Patriot Act, OFAC, the Bank Secrecy Act and related FinCEN guidelines and related regulations could have a material impact on the Company. Bank regulatory agencies routinely examine financial institutions for compliance with the USA Patriot Act, OFAC, the Bank Secrecy Act and related FinCEN guidelines and related regulations. Failure to maintain and implement adequate programs as required by these obligations to combat terrorist financing, elder abuse, human trafficking, anti-money laundering and other suspicious activity and to fully comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the Company. For example, such a failure could cause a bank regulatory agency not to approve a merger or acquisition transaction or to prohibit such a transaction even if formal approval is not required to restrict the Company’s ability to pay dividends or to require the Company to obtain regulatory approvals to proceed with certain aspects of its business. In addition, such a failure could result in a regulatory authority imposing a formal enforcement action or civil money penalty for regulatory violations.

Index
Current and to-be-effective laws and regulations addressing consumer privacy and data use and security could increase our costs and failure to comply with such laws and regulations could impact our business, financial condition, and reputation. The Company is subject to a number of laws concerning consumer privacy and data use and security, including information safeguard rules under the Gramm-Leach-Bliley Act. These rules require that financial institutions develop, implement, and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of any customer information at issue. The United States has experienced a heightened legislative and regulatory focus on privacy and data security, including requiring consumer notification in the event of a data breach. In addition, most states have enacted security breach legislation requiring varying levels of consumer notification in the event of certain types of security breaches, and certain states, including Virginia, have enacted significant new consumer data privacy protections that can significantly limit a company’s use of customer financial data and impose significant compliance burdens on companies that collect or use that data. Additional new regulations in these areas may increase compliance costs, which could negatively impact the Company’s earnings. In addition, failure to comply with these privacy and data use and security laws and regulations, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties, or other adverse consequences and loss of consumer confidence, which could materially adversely affect the Company’s business, results of operations, and reputation.

Risks Related to Our Common Stock

The Company’s common stock price may be volatile, which could result in losses to investors. Stock price volatility may make it more difficult for stockholder to resell the Company’s common stock when the stockholder wants and at prices the stockholder finds attractive. The common stock price has been volatile in the past, and several factors could cause the price to fluctuate in the future. These factors include, but are not limited to, actual or anticipated variations in earnings, changes in analysts’ recommendations or projections with regard to the Company’s common stock or the markets and businesses in which the Company operates, stock performance of other companies deemed to be peers, perceptions in the marketplace regarding the Company and/or its competitors, and reports of trends and concerns and other issues related to the financial services industry. Fluctuations in our common stock price may be unrelated to the Company’s performance. General market fluctuations, including real or anticipated changes in the strength of the local economy, industry factors and general economic and political conditions and events, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Additionally, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. The Company could in the future be the target of similar litigation, which could result in substantial costs and divert management’s attention and resources from normal business.

The Company's substantial dependence on dividends from its subsidiaries may prevent it from paying dividends to its stockholders and adversely affect its business, results of operations or financial condition. The Company is a separate legal entity from its subsidiaries and does not have significant operations or revenues of its own. The Company substantially depends on dividends from its subsidiaries to pay dividends to stockholders and to pay its operating expenses. The availability of dividends from the subsidiaries is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Company and other factors, that the Comptroller could assert that payment of dividends by the subsidiaries is an unsafe or unsound practice. In the event the subsidiaries are unable to pay dividends to the Company, the Company may not be able to pay dividends on the Company's common stock, service debt or pay operating expenses. Consequently, the inability to receive dividends from the subsidiaries could adversely affect the Company's financial condition, results of operations, cash flows and limit stockholders' return, if any, to capital appreciation. Any declaration and payment of dividends on the Company’s common stock will depend on the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock, and other facts deemed relevant by the Company’s Board of Directors. Also, the Company has made, and will continue to make, capital management decisions and policies consistent with the Company’s business plans, capital availability, projected liquidity needs and other factors, that could adversely impact the amount of dividends, if any, paid to our stockholders. Although the Company has historically paid cash dividends to holders of its common stock, holders of common stock are not entitled to receive dividends, and any future determination relating to our dividend policy will be made by the Company’s Board of Directors and will depend on a number of factors.

The trading volume of our common stock may not provide adequate volume for investors, and future sales of the Company's common stock by stockholders or the perception that those sales could occur may cause the common stock price to decline. Although the Company's common stock is listed for trading on the NASDAQ stock market, the trading volume in the common stock may be lower than that of other larger financial institutions. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given these factors, a stockholder may have difficult selling shares of the Company’s common stock at an attractive price (or at all). Additionally, stockholders may not be able to sell a substantial number of the Company’s common stock shares for the same price at which stockholders could sell a smaller number of shares. Given the potential for lower relative trading volume in the common stock, significant sales of the common stock in the public market, or the perception that those sales may occur, could cause the trading price of the Company's common stock to decline or to be lower than it otherwise might be in the absence of these sales or perceptions.

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

General Risk Factors

Negative public opinion could damage the Company's reputation and adversely impact the Company's business, financial condition, and results of operation. Reputation risk, or the risk to the Company's business, financial condition, and results of operation from negative public opinion, is inherent in the financial services industry. Negative public opinion can result from actual or alleged conduct in any number of activities, including lending or foreclosure practices, regulatory compliance, corporate governance and sharing or inadequately protecting customer information, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion once was driven primarily by adverse news coverage in traditional media, but the widespread use of social media platforms facilitates the rapid dissemination of information or misinformation, which may increase the risk of negative public opinion and potential harm to the Company’s reputation. Negative public opinion could adversely affect the Company's ability to keep and attract customers and employees, could impair the confidence of counterparties and business parties, could expose it to litigation and regulatory action, and could adversely affect its access to the capital markets. Damage to the Company's reputation could adversely affect deposits and loans and otherwise negatively affect the Company's business, financial condition, and results of operation.

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

The Company cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit the Company's access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets, or a downgrade of the parent company or the Bank's ratings, may adversely affect the Company's capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on the Company's liquidity, business, financial condition, and results of operations.

Natural disasters, severe weather events, acts of war or terrorism, pandemics or endemics, climate change and other external events could significantly impact our business. Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war (including the wars in Ukraine and in the Middle East) or terrorism, pandemics or endemics and other adverse external events could have a significant adverse impact on the business operations of the Company, third parties who perform operational services for the Company or its customers and the Company’s borrowers and customers. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue, or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company or any of its subsidiaries may become party from time to time to various claims, lawsuits, and other actions, all of which are subject to many uncertainties such that expenses and ultimate exposure with respect to many of these matters cannot be ascertained. From time to time, the Company or any of its subsidiaries, directors and management are, or may become, the subject of various claims and legal actions by customers, employees, stockholders, and others. The Company’s insurance may not cover all claims that may be asserted against it in legal or administrative actions or costs that it may incur defending such actions, and any claims asserted against the Company, regardless of merit or eventual outcome may adversely affect the Company’s reputation. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, reputation, financial condition, and results of operations.

Index
Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

The Company considers cybersecurity a subset of information security, and as such, cybersecurity risks and controls are assessed in our information security risk assessment and managed in our ISP. The ISP is developed and maintained utilizing the FFIEC Information Technology Examination Handbook and represents the standards, policies, procedures, and guidelines defining the Company’s security requirements and related activities, which includes risk management and risk assessment practices. Management has designated the ISO, along with the IT Steering Committee, with implementing and monitoring the ISP. The Company’s IT department is led by CTO, Senior Vice President of IT who has over 30 years of experience in the IT field, and other key personnel who have years of experience and various certifications related to assessing and managing cybersecurity risk. Additionally, the Company has established a comprehensive enterprise risk management program to monitor risks related to its operations, including cybersecurity risk, and the Company’s ISO has primary responsibility for the information security risk management program. Management also engages the services of third parties to assist IT with their tasks. The Company believes that risk management is a component of overall governance, and that IT risk management is a component of overall risk management.

The Company recognizes that our overall security culture contributes to the effectiveness of our ISP. The Company maintains an information security risk management program that identifies, prioritizes, and provides a formal structure for the internal and external risks that impact the organization. The Board of Directors sets the tone and direction for the Company’s use of IT and has identified the Audit Committee as having primary responsibility for oversight of the Company’s risk exposures and risk assessments and policies, including risks related to cybersecurity. The Board of Directors and Audit Committee approve and periodically review and re-approve the ISP and other IT related policies. While the Board of Directors may delegate the design, implementation, and monitoring of certain IT activities to the CTO, Senior Vice President of IT or designee, the full Board of Directors remains responsible for overseeing IT strategies and policies, including cybersecurity. To help carry out their responsibilities, Directors, management, and all employees are periodically trained to understand IT activities and risks, including cybersecurity risks. Management, via the Senior Vice President of IT and ISO, or combination, provides a status report to the Board of Directors at least annually, with more frequent communications, as necessary. The report describes the overall status of the ISP and material matters related to the program, including security breaches, cybersecurity assessments, cybersecurity awareness training for employees and the Board of Directors and results of incident response testing.

The Company utilizes third-party threat analysis tools such as penetration testing and vulnerability scanning to assist in understanding and supporting the measurement of information security related risks. Additionally, the Company uses third-party tools to help management identify current cybersecurity risks and control maturity levels, and to evaluate overall cybersecurity preparedness. The Company has also implemented an action plan designed to identify potential actions that would improve our overall cybersecurity posture, and periodically reevaluates both cybersecurity risks and controls to assure they are commensurate with our size and complexity and are keeping pace with the overall cybersecurity threat environment.

Management also obtains, analyzes, and responds to information from various sources on cybersecurity threats and vulnerabilities that may affect the Company, while incorporating available information on cybersecurity events into our ISP. Additionally, management develops, maintains, and updates a repository of cybersecurity threat and vulnerability information that may be used in conducting risk assessments, and ultimately provide updates to the Board of Directors on cybersecurity risk trends. The Company has not experienced any cybersecurity incidents in the past that have individually or in the aggregate had a materially adverse effect on our business, financial condition, or results of operations.

Additionally, the Company conducts due diligence in the selection and on-going monitoring of third-party service providers. Management is responsible for ensuring that such third parties use suitable information security controls when providing services to us. As part of the oversight of third-party service providers, management will determine whether cybersecurity risks are identified, measured, mitigated, monitored, and reported by such third parties.

Item 2.	Properties

As of December 31, 2023, the Company owned and leased buildings in the normal course of business. It owns its main office, which houses its corporate headquarters and includes a branch at 101 East Queen Street, Hampton, Virginia. Additionally, the Company owns its Wealth headquarters. As of March 19, 2024, the Bank operated 14 branches in the Hampton Roads area of Virginia.

For more information concerning the amounts recorded for premises and equipment and commitments under current leasing agreements, see “Note 4. Premises and Equipment” and “Note 5. Leases” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Item 3.	Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings before any court, administrative agency, or other tribunal.

Item 4.	Mine Safety Disclosures

None.

Index
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name (Age) And Present Position	Served as an Executive Officer Since	Principal Occupation During Past Five Years
Robert F. Shuford, Jr. (59)
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

Paul M. Pickett (56)
Chief Financial Officer & Senior Vice President/Finance Old Point Financial Corporation	2023
Chief Financial Officer & Senior Vice President/Finance of the Company since 2023; Chief Financial Officer for First Region Bancshares, Inc. from 2020 to 2023; Chief Financial Officer for Odyssey Engines, LLC from 2016 to 2020 (filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in June 2020 after Mr. Pickett departed); partner in public accounting firms from 1992 to 2016; a Certified Public Accountant

Chief Financial Officer & Executive Vice President of the Bank

Donald S. Buckless (59)
Chief Lending Officer & Senior Vice President Old Point Financial Corporation	2016
Chief Lending Officer & Senior Vice President of the Company since 2016

Chief Lending Officer & Executive Vice President of the Bank since 2016; Chief Lending Officer & Senior Vice  President of the Bank from 2015 to 2016

Thomas L. Hotchkiss (68)
Chief Credit Officer & Executive Vice President Old Point National Bank	2019	Chief Credit Officer & Executive Vice President of the Bank since 2019; Chief Credit Officer of finanical institution in Maryland from February 2015 to February 2019

A. Eric Kauders, Jr. (54)
Chairman, President, and Chief Executive Officer Old Point Wealth Management	2021
Senior Vice President/Wealth of the Company since September 2021

President and Chief Executive Officer of Wealth since September 2021; Managing Director at Bank of America Private Bank from 2008 to 2021

Susan R. Ralston (60)
Chief Operating Officer & Executive Vice President Old Point National Bank	2019
Chief Operating Officer & Executive Vice President of the Bank since 2019; President & Founder of Ralston Coaching and Consulting, LLC from 2018 to 2019; Chief Operating Officer & Senior Vice  President of Dollar Bank from 2016 to 2018. Mrs. Ralston informed the Company of her resignation on March 21, 2024 with her last day being April 19, 2024.

Joseph R. Witt (63)
President, Financial Services, Chief Strategy Officer Old Point Financial Corporation	2008
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

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol "OPOF". The approximate number of stockholders of record as of March 19, 2024, was 1,535. On that date, the closing price of the Company’s common stock on the NASDAQ Capital Market was $16.48. Payment of dividends is at the discretion of the Company’s Board of Directors and is subject to various regulatory restrictions. Additional information related to restrictions on funds available for dividend declaration can be found in “Note 15. Regulatory Matters” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Index
During the year ended December 31, 2023, the Company did not have an effective share repurchase program that was authorized by the Company’s Board of Directors.

Pursuant to the Company’s equity compensation plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon the vesting of restricted stock awards to pay certain taxes. Shares surrendered by participants of these plans are valued at current market prices pursuant to the terms of the applicable awards. No such surrenders occurred during 2023.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating the financial condition, changes in financial condition and the results of operations of the Company, consisting of the parent company (the Parent) and its wholly-owned subsidiaries, the Bank and Wealth. This discussion should be read in conjunction with the Consolidated Financial Statements and other financial information contained elsewhere in this report. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company’s future business, financial condition, or results of operations. For a description of certain factors that may have a significant impact on the Company’s future business, financial condition, or results of operations, see “Cautionary Statement Regarding Forward-Looking Statements” prior to Item 1. “Business.”

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

Net income for the year ended December 31, 2023, was $7.7 million ($1.54 per diluted share) compared to $9.1 million ($1.80 per diluted share) for the year ended December 31, 2022. Assets as of December 31, 2023, were $1.4 billion, an increase of $91.0 million or 6.7% compared to assets as of December 31, 2022.

Key factors affecting comparisons of consolidated net income for the years ended December 31, 2023 and 2022 are discussed below. Comparisons are to prior year unless otherwise stated.

•	Loans held for investment (net of deferred fees and costs), increased 5.1%.
•	Total deposits were $1.2 billion at December 31, 2023, up $74.4 million, or 6.4%.
•	Average earning assets increased $100.2 million, or 8.1%.
•	Interest income increased $18.6 million, or 38.7%.
•	Interest expense increased $14.8 million, or 411.2%, due primarily to increased expense from FHLB borrowings and higher interest rates on deposits.
•	Consolidated net interest margin (NIM) was 3.61% for 2023 compared to 3.60% in 2022.
•	Losses on the sales of available-for-sale securities decreased by $1.7 million in 2023 compared to 2022.
•	Liquidity, defined as cash and due from banks, unpledged securities, and available secured borrowing capacity, totaled $342.5 million, representing 23.7% of total assets.

For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” below.

Capital Management and Dividends

Total equity was $106.8 million at December 31, 2023, compared to $98.7 million at December 31, 2022. Total capital increased $8.0 million at December 31, 2023 compared to December 31, 2022 due to current year earnings and an increase in the market value of investment securities resulting in lower unrealized losses on securities available-for-sale, which are recorded as a component of accumulated other comprehensive loss, partially offset by dividends paid and the adoption of the CECL standard related to the calculation of expected credit losses. The unrealized loss in market value of securities available-for-sale was a result of rising market interest rates since the securities were purchased rather than credit quality issues. The Company does not expect these unrealized losses to affect the earnings or regulatory capital of the Company or its subsidiaries.

Index
For the year ended December 31, 2023, the Company declared dividends of $0.56 per share. Annual dividends per share increased 7.7% over dividends of $0.52 per share declared in 2022. The Board of Directors of the Company continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements, and expected future earnings. The Company’s principal goals related to the maintenance of capital are to provide adequate capital to support the Company’s risk profile consistent with the Board approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to stockholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total capital for the Bank are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets. See “Table 13. Regulatory Capital” below for additional information.

The Company had a share repurchase program which was authorized by the Board of Directors in October 2021 to repurchase up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. During the year ended December 31, 2022, the Company repurchased 268,095 shares, or $6.7 million of its common stock under the repurchase program. At the expiration of the repurchase program, the Company had made aggregate stock repurchases of 274,695 shares for an aggregate cost of $6.8 million. During the year ended December 31, 2023, the Company did not have an effective share repurchase program that was authorized by the Company’s Board of Directors.

At December 31, 2023, the book value per share of the Company’s common stock was $21.19, and tangible book value per share (non-GAAP) was $20.82, compared to $19.75 and $19.37, respectively, at December 31, 2022. Refer to “Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Critical Accounting Estimates

The accounting and reporting policies of the Company are in accordance with U.S. GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. Those accounting policies with the greatest uncertainty and that require management’s most difficult, subjective, or complex judgments affecting the application of these policies, and the greatest likelihood that materially different amounts would be reported under different conditions, or using different assumptions, are described below.

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

Determining the appropriateness of the ACLL is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the ACLL in future periods. There are both internal factors (i.e., loan balances, credit quality, and the contractual lives of loans) and external factors (i.e., economic conditions such as trends in interest rates, GDP, inflation, and unemployment) that can impact the ACLL estimate.

For instance, the Company considers the Virginia and regional unemployment rate as an external economic variable in developing the ACLL. The quantitative ACLL estimate is sensitive to changes in the unemployment rate. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans and therefore the appropriateness of the ACLL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ACLL because changes in those factors and inputs may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

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

Index
For further information concerning accounting policies, refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” and “Note 3. Loans and Allowance for Credit Losses on Loans” of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this report on Form 10-K.

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

Net interest income was $48.2 million for the year ended December 31, 2023, an increase of $3.8 million for the year ended December 31, 2022. The NIM was 3.61% for the year ended December 31, 2023, as compared to 3.60% for the year ended December 31, 2022. Net interest income, on a fully tax-equivalent basis (non-GAAP), was $48.4 million in 2023, an increase of $3.7 million from 2022. On a fully tax-equivalent basis (non-GAAP), NIM was 3.62% in 2022 and 2023. Year-over-year, average investment yields were higher by 117 basis points, average loan yields increased 72 basis points, and average interest-bearing liability costs increased 149 basis points. Year-over-year NIM was impacted by 2023 having earning assets repricing to higher yields and interest-bearing liabilities at higher average rates compared to 2022. Beginning in 2022 and continuing in 2023, market interest rates increased significantly, and while the Company expects asset yields to continue to rise, the cost of funds is expected to continue to rise as well. The Company cannot predict the impact that future fluctuations in interest rates will have on the Company’s NIM. For more information about these FTE financial measures, please see “Non-GAAP Financial Measures” below.

Average loans, which includes both loans held for investment and loans held for sale, increased $158.3 million to $1.1 billion for the year ended December 31, 2023, compared to 2022. Average loans held for investment included $257 thousand and $5.2 million of average balances of loans originated under the PPP for 2023 and 2022, respectively. The increase in average loans outstanding in 2023 compared to 2022 was due primarily to growth in the real estate-construction, real estate-mortgage, real estate-commercial, and other segments of the loan portfolio. Average securities available for sale decreased $22.8 million for 2023, compared to 2022, due primarily to sales and maturities of certain securities. The average yield on the securities portfolio on a taxable-equivalent basis increased 117 basis points for 2023, compared to 2022, due primarily to rising interest rates during 2023 and purchases of securities at higher average yields relative to the average yield of the portfolio as a whole. Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the FRB, decreased $36.4 million during 2023, compared to 2022, due primarily to utilizing cash to fund growth in higher yielding loans and securities. The average yield on interest-bearing deposits in other banks increased 453 basis points for 2023, compared to 2022. The FRB interest rate on excess cash reserve balances was 5.40 percent at December 31, 2023.

Average money market, interest-bearing demand deposits, and time deposits increased $116.2 million and average savings deposits decreased $21.9 million, for the year ended 2023, respectively, compared to the same periods in 2022, due to growth in consumer and business deposits and a shift from noninterest-bearing demand deposits. Average noninterest-bearing demand deposits decreased $48.1 million for the year ended December 31, 2023, compared to December 31, 2022. The average cost of interest-bearing deposits increased 136 basis points for 2023 compared to the same 2022 period, due primarily to higher rates on deposits and a shift in composition to higher yielding deposits. Offered rates on interest-bearing deposit accounts increased in response to changes in market interest rates during the fourth quarter of 2022 and in 2023.While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity.

Average borrowings increased $59.8 million year-over-year due primarily to the full year impact of $46.1 million in FHLB advances during the fourth quarter of 2022 and the additional $23.4 million of FHLB advances in 2023. The average cost of borrowings increased 98 basis points during 2023 compared to 2022 due primarily to the higher rates on FHLB advances in 2023 compared to 2022.

The Company believes that higher interest rates will continue to have effect on yields of cash reserves, variable rate loans, new loan originations and purchases of securities available for sale. Although the Company expects the cost of deposits and borrowings to increase in connection with higher rates, the extent to which higher interest rates affect NIM will depend on a number of factors, including (1) the Company’s ability to continue to grow loans because of competition for loans, and (2) the continued availability of funding through low-cost deposits, the level of competition for deposits and other lower-cost funding sources, and the Company’s ability to compete for deposits. The Company can give no assurance as to the timing or extent of further increases in market interest rates or the impact of rising interest rates or any other factor on the Company’s NIM. Alternatively, if market interest rates begin to decline, the Company believes that its NIM would be adversely affected as the Company generally expects its assets to reprice more quickly than its deposits and borrowings.

Index
The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

Table 1: Average Balance Sheets, Net Interest Income and Rates

	For the years ended December 31,
	2023			2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Loans*	$1,078,303	$56,305	5.22%	$919,990	$41,440	4.50%	$841,748	$37,960	4.51%
Investment securities:
Taxable	179,576	7,177	4.00%	192,639	4,936	2.56%	173,661	3,284	1.89%
Tax-exempt*	33,053	910	2.75%	42,792	1,258	2.94%	32,158	953	2.96%
Total investment securities	212,629	8,087	3.80%	235,431	6,194	2.63%	205,819	4,237	2.06%
Interest-bearing due from banks	38,746	2,067	5.33%	75,111	598	0.80%	145,425	230	0.16%
Federal funds sold	698	34	4.87%	2,694	21	0.77%	2,932	3	0.09%
Other investments	4,610	326	7.07%	1,554	87	5.63%	1,104	70	6.35%
Total earning assets	1,334,986	$66,819	5.01%	1,234,780	$48,340	3.91%	1,197,028	$42,500	3.55%
Allowance for credit losses	(11,694)			(9,958)			(9,621)
Other nonearning assets	105,759			99,272			98,597
Total assets	$1,429,051			$1,324,094			$1,286,004

Liabilities and Stockholders' Equity
Interest-bearing deposits:
Interest-bearing transaction accounts	$85,939	$13	0.02%	$78,167	$10	0.01%	$71,841	$13	0.02%
Money market deposit accounts	432,758	6,766	1.56%	385,067	697	0.18%	372,193	879	0.24%
Savings accounts	103,372	31	0.03%	125,310	39	0.03%	114,285	46	0.04%
Time deposits	220,674	7,057	3.20%	159,889	1,403	0.88%	180,255	1,941	1.08%
Total time and savings deposits	842,743	13,867	1.65%	748,433	2,149	0.29%	738,574	2,879	0.39%
Federal funds purchased, repurchase
agreements and other borrowings	4,245	40	0.94%	6,170	69	1.12%	14,178	35	0.25%
Federal Home Loan Bank advances	67,248	3,339	4.97%	5,606	207	3.69%	-	-	0.00%
Long term borrowings	29,601	1,181	3.99%	29,469	1,180	4.01%	13,784	544	3.95%
Total interest-bearing liabilities	943,837	18,427	1.95%	789,678	3,605	0.46%	766,536	3,458	0.45%
Demand deposits	374,716			422,849			391,673
Other liabilities	8,876			5,221			7,473
Stockholders' equity	101,622			105,345			120,322
Total liabilities and stockholders' equity	$1,429,051			$1,323,093			$1,286,004
Net interest margin		$48,392	3.62%		$44,735	3.62%		$39,042	3.26%

*Computed on a fully tax-equivalent (non-GAAP) basis using a 21% rate, adjusting interest income by $193 thousand, $297 thousand, and $248 thousand, respectively.
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

Index
Table 2: Volume and Rate Analysis*

	For the years ended December 31, 2023 from 2022 Increase (Decrease)			For the years ended December 31, 2022 from 2021 Increase (Decrease)
	Due to Changes in:			Due to Changes in:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Earning Assets
Loans*	$7,131	$7,734	$14,865	$3,528	$(48)	$3,480
Investment securities:
Taxable	(335)	2,576	2,241	359	1,293	1,652
Tax-exempt*	(286)	(62)	(348)	315	(10)	305
Total investment securities	(621)	2,514	1,893	674	1,283	1,957

Federal funds sold	(16)	29	13	-	18	18
Other investments**	(119)	1,827	1,708	(82)	467	385
Total earning assets	6,375	12,104	18,479	4,120	1,720	5,840

Interest-Bearing Liabilities
Interest-bearing transaction accounts	1	2	3	1	(4)	(3)
Money market deposit accounts	86	5,983	6,069	30	(212)	(182)
Savings accounts	(7)	(1)	(8)	4	(11)	(7)
Time deposits	533	5,121	5,654	(219)	(319)	(538)
Total time and savings deposits	613	11,105	11,718	(184)	(546)	(730)
Federal funds purchased, repurchase
agreements and other borrowings	(22)	(7)	(29)	(20)	54	34
Federal Home Loan Bank advances	2,276	856	3,132	-	207	207
Long term borrowings	5	(4)	1	619	17	636
Total interest-bearing liabilities	2,872	11,950	14,822	415	(268)	147

Change in net interest income	$3,503	$154	$3,657	$3,705	$1,988	$5,693

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

Discussion of net interest income for the year ended December 31, 2021, has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Net Interest Income” in the Company’s 2022 Form 10-K, which was filed with the SEC on March 31, 2023, and is incorporated herein by reference.

Provision for Credit Losses

The provision for credit losses is a charge against earnings necessary to maintain the allowance for credit losses at a level consistent with management's evaluation of the portfolio. This expense is based on management's estimate of probable credit losses inherent in the loan portfolio. Management’s evaluation included credit quality trends, collateral values, discounted cash flow analysis, loan volumes, geographic, borrower and industry concentrations, the findings of internal credit quality assessments and results from external regulatory examinations. These factors, as well as identified individually evaluated loans, historical losses and current economic and business conditions were used in developing estimated loss factors for determining the credit loss provision on loans. Based on its analysis of the adequacy of the allowance for credit losses, management concluded that the provision was appropriate.

The provision for credit losses was $2.6 million for the year ended December 31, 2023, as compared to $1.7 million for the year ended December 31, 2022. The increased level is primarily due to the increase in loans held for investment, to replenish the allowance for net charge-offs during the year, and an increase in expected credit losses related to the consumer automobile segment as reflected by increased delinquencies. Charged-off loans totaled $2.4 million for the year ended December 31, 2023, compared to $2.0 million for the year ended December 31, 2022. Recoveries amounted to $676 thousand in 2023 and $977 thousand in 2022. The Company’s net loans charged off to average loans were 0.16% in 2023 as compared to 0.12% in 2022.

In considering current trends that may have an impact on future loan losses and therefore the ACL, management considers changes in both internal and external qualitative factors. These include (i) lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices; (ii) international, national, regional, and local economic conditions; (iii) the nature and volume of the portfolio and terms of loans; (iv) the experience, depth, and ability of lending management (v) the volume and severity of past due loans and other similar conditions; (vi) the quality of the organization's loan review system; (vii) the value of underlying collateral for collateral dependent loans; (viii) concentrations of credit and changes in the levels of such concentrations; and (ix) other external factors such as legislation or regulatory requirements.  Based on management’s assessment of these factors, on average an additional loss allocation of .51% was added to the loan segments at the adoption of CECL on January 1, 2023. This allocation was increased to an average additional loss allocation of .58% as of December 31, 2023.

Index
The state of the local economy can have a significant impact on the level of loan charge-offs. If the economy begins to contract, nonperforming assets could increase as a result of declines in real estate values and home sales or increases in unemployment rates and financial stress on borrowers. Increased nonperforming assets would increase charge-offs and reduce earnings due to larger contributions to the provision for credit losses.

Noninterest Income

Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2023 and the twelve months ended December 31, 2022.

Noninterest income increased $368 thousand or 11.8% for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase was driven primarily by the sale of the third-party administrator service line of business and smaller losses on available-for-sale securities partially offset by decreases in the gain on sales of fixed assets. In 2023, the Company recognized losses of $134 thousand compared to $1.9 million on sales of available-for-sale securities related to its reinvestment strategy to increase yields on the asset base. During 2023, the Company recognized gains on sales of fixed assets of $220 thousand compared to $1.7 million in 2022.

The Company continues to focus on diversifying noninterest income through efforts to expand Wealth and insurance activities, and a continued focus on business checking and other corporate services.

Discussion of noninterest income for the year ended December 31, 2021, has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Income” in the Company’s 2022 Form 10-K which was filed with the SEC on March 31, 2023, and is incorporated by reference herein.

Noninterest Expense

Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2023 and the twelve months ended December 31, 2022.

The Company’s noninterest expense increased $4.8 million or 10.4%. Year-over-year increases were primarily related to salaries and employee benefits of $3.4 million, other operating expenses of $404 thousand, data processing of $380 thousand, and ATM and other losses $247 thousand. The increase in salaries and employee benefits was primarily driven by the addition of revenue producing officers and a return to normalized position vacancy levels.

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

The effective tax rates for the years ended December 31, 2023 and 2022 were 14.7% and 13.9%, respectively. The increase in the effective tax rate was affected by less tax-exempt interest income and a larger amount of disallowed interest expense.

Discussion of noninterest expense and income taxes for the year ended December 31, 2021, has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Expense” in the Company’s 2022 Form 10-K, which was filed with the SEC on March 31, 2023, and is incorporated by reference herein.

Balance Sheet Review

At December 31, 2023, the Company had total assets of $1.4 billion, an increase of $91.0 million or 6.7% compared to assets as of December 31, 2022.

Net loans held for investment increased $51.5 million or 5.1%, from $1.0 billion at December 31, 2022, to $1.1 billion at December 31, 2023. This increase was driven by diversified loan growth in the following segments: construction and land development of $29.2 million, residential real estate of $24.8 million, and commercial real estate of $11.9 million. Cash and cash equivalents increased $59.5 million or 309.1% from December 31, 2022 to December 31, 2023 as additional liquidity was provided by growth in deposit accounts and FHLB advances. Securities available for sale decreased $21.2 million or 9.4% over the same period due primarily to the sales and maturities of certain securities.

Index
Total deposits of $1.2 billion as of December 31, 2023, increased $74.4 million, or 6.4%, from December 31, 2022. Noninterest-bearing deposits decreased $86.6 million, or 20.7%, savings deposits increased $71.2 million, or 12.2%, and time deposits increased $89.8 million, or 58.7%, driven by depositors seeking increased yields. Decreases in overnight repurchase agreements and federal funds purchased were offset by increases in FHLB advances and long-term borrowings, resulting in a net increase of $9.3 million to $71.8 million at December 31, 2023 from $62.5 million at December 31, 2022, as the Company used additional borrowings to help fund loan growth during the year ended December 31, 2023.

Securities Portfolio

When comparing December 31, 2023 to December 31, 2022, securities available-for-sale decreased $21.2 million, or 9.4%. The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At December 31, 2023 and 2022, all securities in the Company’s investment portfolio were classified as available for sale.

The following table sets forth a summary of the securities portfolio in dollar amounts at fair value and as a percentage of the Company’s total securities available for sale as of the dates indicated:

Table 3: Securities Portfolio

	December 31,
(dollars in thousands)	2023		2022
U.S. Treasury securities	$3,857	2%	$7,671	3%
Obligations of U.S. Government agencies	42,735	21%	42,399	19%
Obligations of state and political subdivisions	50,597	24%	59,384	26%
Mortgage-backed securities	81,307	39%	88,913	39%
Money market investments	2,047	1%	1,816	1%
Corporate bonds and other securities	23,735	11%	25,335	11%
	204,278	98%	225,518	99%
Restricted securities:
Federal Home Loan Bank stock	$4,242	2%	2,709	1%
Federal Reserve Bank stock	892	-	683	-
Community Bankers' Bank stock	42	-	42	-
	5,176		3,434
Total Securities	$209,454	100%	$228,952	100%

In order to utilize excess liquidity rather than holding excess cash reserves, the Company invested in U.S. government agencies and corporations, obligations of states and political subdivisions, and mortgage-backed securities. Net unrealized losses on the market value of securities available for sale were $22.2 million at December 31, 2023 and $26.3 million at December 31, 2022. The decline in market value of securities available for sale during 2023 was due primarily to the sales and maturities of certain securities.

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

Index
The following table summarizes the contractual maturity of the securities portfolio and their weighted average yields as of December 31, 2023:

Table 4: Maturity of Securities

(dollars in thousands)	1 year or less	1-5 years	5-10 years	Over 10 years	Total
U.S. Treasury securities	$-	$3,857	$-	$-	$3,857
Weighted average yield	-	1.70%	-	-	1.70%

Obligations of U.S. Government agencies	$1,371	$3,210	$1,964	$36,190	$42,735
Weighted average yield	1.07%	2.45%	4.19%	6.45%	5.87%

Obligations of state and political subdivisions	$170	$1,443	$21,773	$27,211	$50,597
Weighted average yield	0.75%	2.73%	2.27%	2.36%	2.32%

Mortgage-backed securities	$-	$3,668	$7,334	$70,305	$81,307
Weighted average yield	-	2.44%	2.21%	3.14%	3.03%

Money market investments	$2,047	$-	$-	$-	$2,047
Weighted average yield	3.57%	-	-	-	3.57%

Corporate bonds and other securities	$-	$-	$23,735	$-	$23,735
Weighted average yield	-	-	4.43%	-	4.43%

Federal Home Loan Bank stock	$-	$-	$-	$4,242	$4,242
Weighted average yield	-	-	-	5.22%	5.22%

Federal Reserve Bank stock	$-	$-	$-	$892	$892
Weighted average yield	-	-	-	3.57%	3.57%

Community Bankers' Bank stock	$-	$-	$-	$42	$42
Weighted average yield	-	-	-	0.00%	0.00%
Total Securities	$3,588	$12,178	$54,806	$138,882	$209,454
Weighted average yield	2.48%	2.24%	3.26%	3.89%	3.61%

The table above is based on maturity; therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average yield is calculated on a fully tax-equivalent basis using a 21% rate on a pro rata basis for each security based on its relative amortized cost.

For more information about the Company’s securities available-for-sale, including information about securities in an unrealized loss position as of December 31, 2023 and December 31, 2022, see “Note 2. Securities” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Index
Loan Portfolio

The following table shows a breakdown of total loans by segment at December 31, 2023 and 2022:

Table 5: Loan Portfolio

	December 31,
(dollars in thousands)	2023	2022
Commercial and industrial	$64,112	$72,578
Real estate-construction	107,179	77,944
Real estate-mortgage (1)	283,853	259,091
Real estate-commercial (2)	441,716	429,863
Consumer (3)	180,155	185,269
Other	3,237	2,340
Ending Balance	$1,080,252	$1,027,085

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The real estate-commercial\l segment included commercial-owner occupied and commercial non-owner occupied.
(3) The consumer segment includes consumer automobile loans.

As of December 31, 2023, the total loan portfolio increased by $53.2 million or 5.2% from December 31, 2022, due to increases diversified over each segment besides Commercial and industrial and Consumer. PPP loans outstanding decreased $497 thousand to $33 thousand at December 31, 2023 from $530 thousand at December 31, 2022.

The maturity distribution and rate sensitivity of the Company's loan portfolio at December 31, 2023 is presented below:

TABLE 6: Maturity/Repricing Schedule of Loan Portfolio

	As of December 31, 2023
(dollars in thousands)	Commercial and industrial	Real estate- construction	Real estate- mortgage (1)	Real estate- commercial (2)	Consumer (3)	Other	Total
Variable Rate:
Within 1 year	$12,165	$64,589	$63,691	$47,404	$7,353	$2,720	$197,922
1 to 5 years	-	390	25,679	25,762	2	127	51,960
5 to 15 years	-	5,228	39,295	2,126	26	-	46,675
After 15 years	-	-	-	-	77	-	77
Fixed Rate:
Within 1 year	$1,607	$7,689	$7,154	$29,027	$1,338	$98	$46,913
1 to 5 years	27,606	17,262	42,513	200,208	94,951	-	382,540
5 to 15 years	22,734	11,978	39,307	135,604	67,300	292	277,215
After 15 years	-	43	66,214	1,585	9,108	-	76,950
	$64,112	$107,179	$283,853	$441,716	$180,155	$3,237	$1,080,252
(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The real estate-commercial\l segment included commercial-owner occupied and commercial non-owner occupied.
(3) The consumer segment includes consumer automobile loans.

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, nonperforming restructured loans, and other real estate owned (OREO). Refer to “Note 3. Loans and Allowance for Credit Losses on Loans” of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report Form 10-K for more information.

Nonperforming assets decreased by $115 thousand or 5.5%, from $2.1 million at December 31, 2022 to $2.0 million at December 31, 2023. The 2023 total consisted of $1.8 million in loans still accruing interest but past due 90 days or more and $188 thousand in nonaccrual loans. All nonaccrual loans are individually evaluated for reserves and secured by real estate at December 31, 2023. Individually evaluated loans are a component of the ACLL. When a loan changes from “90 days past due but still accruing interest” to “nonaccrual” status, the loan is normally reviewed for the need for individual reserve. If the need for individual reserve is identified, then the Company records a charge-off based on the value of the collateral or the present value of the loan’s expected future cash flows, discounted at the loan's effective interest rate. If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the ACLL based on information available to management at the time.

Index
The adoption of ASC 326 replaced previous impaired loan and TDR accounting guidance, and the evaluation of ACLL includes loans previously designated as impaired or TDRs together with other loans that share similar risk characteristics. The recorded investment in impaired loans was $1.9 million as of December 31, 2022 as detailed in “Note 3. Loans and Allowance for Credit Losses on Loans” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K. The majority of these loans were collateralized.

The following table summarizes information concerning credit ratios and nonperforming assets. Balances and ratios presented as of December 31, 2023, are in accordance with ASC 326, whereas balances and ratios presented as of December 31, 2022, are presented in accordance with previously applicable GAAP.

The Company continued to experience low levels of NPAs in 2023, however, the economic environment could impact performance, which could increase NPAs in future periods. Refer to “Note 3. Loans and Allowance for Credit Losses on Loans” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K for more information.

Table 7: Nonperforming Assets

	December 31,	December 31,
(dollars in thousands)	2023	2022
Total loans	$1,080,252	$1,027,085
Nonaccrual loans	188	1,243
Loans past due 90 days or more and accruing interest	1,780	840
Total Nonperforming Assets	$1,968	$2,083
ACLL	$12,206	$10,526
Nonaccrual loans to total loans	0.02%	0.12%
ACLL to total loans	1.13%	1.02%
ACLL to nonaccrual loans	6492.55%	846.82%
Annualized year-to-date net charge-offs to average loans	0.16%	0.02%

As shown in the table above, as of December 31, 2023 compared to December 31, 2022, the nonaccrual loan category decreased by $1.1 million or 84.9% and the 90-days past due and still accruing interest category increased by $940 thousand or 111.9%.

The nonaccrual loans at December 31, 2023, were related to three credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside individual allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect. In the loans past due 90 days or more and still accruing interest at December 31, 2023, $35 thousand were student loans.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. For a detailed discussion of the Company’s nonperforming assets, refer to “Note 3. Loans and Allowance for Credit Losses on Loans” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Allowance for Credit Losses

At December 31, 2023, the ACL was $12.4 million and included an ACLL of $12.2 million and a reserve for unfunded commitments of $236 thousand. The increase in the ACLL during 2023 was due primarily to growth in the loan portfolio, the adoption of CECL, which resulted in an implementation adjustment on January 1, 2023, of $641 thousand, and an increase in expected credit losses related to the consumer automobile segment as reflected by the increased delinquencies. The following table summarizes the ACL at December 31, 2023.

Table 8: Allowance for Credit Losses

	December 31,
(dollars in thousands)	2023	2022
Total ACLL	$12,206	$10,526
Total reserve for unfunded commitments	236	-
Total ACL	$12,442	$10,526

For more information regarding the ACL and ACLL, refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” and “Note 3. Loans and Allowance for Credit Losses on Loans” of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this report on Form 10-K.

Index
The ACLL represents an amount that, in management’s judgement, will be adequate to absorb expected credit losses in the loan portfolio; however, if elevated levels of risk are identified, provision for credit losses may increase in future periods. The following tables present the Company’s loan loss experience for the periods indicated:

Table 9: Allowance for Credit Losses on Loans
For the year ended December 31, 2023
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526
Day 1 impact of adoption of CECL	(11)	19	87	1,048	(365)	(137)	-	641
Charge-offs	(492)	-	-	-	(1,613)	(298)	-	(2,403)
Recoveries	69	-	42	-	506	59	-	676
Provision for c losses	334	411	200	195	1,234	398	(6)	2,766
Ending Balance	$573	$982	$2,904	$5,742	$1,827	$178	$-	$12,206

Average loans	73,878	92,429	275,411	437,826	196,560	2,199		1,078,303
Ratio of net charge-offs to average loans	0.57%	0.00%	-0.02%	0.00%	0.56%	10.87%		0.16%

For the year ended December 31, 2022
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865
Charge-offs	(297)	-	(25)	-	(1,368)	(332)	-	(2,022)
Recoveries	134	-	61	22	648	112	-	977
Provision for loan losses	153	93	149	(310)	1,423	192	6	1,706
Ending Balance	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526

Average loans	69,329	67,570	233,758	405,970	136,596	5,729		918,952
Ratio of net charge-offs to average loans	0.24%	0.00%	-0.02%	-0.01%	0.53%	3.84%		0.11%
(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The consumer segment includes consumer automobile loans.

Index
The following table shows the amount of the ACLL allocated to each category and the ratio of corresponding outstanding loan balances at December 31, 2023 and 2022. Although the ACLL is allocated into these categories, the entire ACLL is available to cover credit losses in any category.

Table 10: Allocation of the Allowance for Credit Losses on Loans

	December 31,
	2023		2022
(dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial	$573	5.93%	$673	7.07%
Real estate-construction	982	9.92%	552	7.59%
Real estate-mortgage (1)	2,904	26.28%	2,575	25.23%
Real estate-commercial	5,742	40.89%	4,499	41.85%
Consumer (2)	1,827	16.68%	2,065	18.04%
Other	178	0.30%	156	0.23%
Unallocated	-	-	6	-
Ending Balance	$12,206	100.00%	$10,526	100.00%
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

The following table shows the average balances and average rates paid on deposits for the periods presented.

Table 11: Deposits

	Years ended December 31,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing transaction	$85,939	0.02%	$78,167	0.01%
Money market	432,758	1.56%	385,067	0.18%
Savings	103,372	0.03%	125,310	0.03%
Time deposits	220,674	3.20%	159,889	0.88%
Total interest bearing	842,743	1.65%	748,433	0.29%
Demand	374,716		422,849
Total deposits	$1,217,459		$1,171,282

The Company’s average total deposits were $1.2 billion for the year ended December 31, 2023, an increase of $46.2 million or 3.9% from average total deposits for the year ended December 31, 2022. Money market and time deposits had the largest increases from the prior year, totaling $47.7 million and $60.8 million, while savings and demand deposits decreased $21.9 million and $48.1 million as seen in the table above. This increase in money market and time deposits was driven in part by depositors seeking increased yields.

The average rate paid on interest-bearing deposits by the Company in 2023 was 1.65% compared to 0.29% in 2022. The Company remains focused on increasing lower-cost deposits by actively targeting new noninterest-bearing deposits and savings deposits.

Index
As of December 31, 2023 and 2022, the estimated amounts of total uninsured deposits were $220.3 million and $254.7 million, respectively.  The following table shows maturities of the estimated amounts of uninsured time deposits at December 31, 2023 and 2022.  The estimate of uninsured deposits generally represents deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

Table 12: Maturities of Uninsured Time Deposits

	As of December 31,
(dollars in thousands)	2023	2022
Maturing in:
Within 3 months	$35,496	$13,369
4 through 6 months	11,839	1,264
7 through 12 months	17,878	8,307
Greater than 12 months	8,700	22,861
	$73,913	$45,801
Capital Resources

Total stockholders' equity as of December 31, 2023, was $106.8 million, up 8.1% from $98.7 million on December 31, 2022. The increase was primarily related to current year earnings and an increase in the market value of investment securities resulting in lower unrealized losses in securities available-for-sale, which are recorded as a component of accumulated other comprehensive loss, partially offset by dividends paid and the adoption of the CECL standard related to the calculation of expected credit losses. During 2023, the Company declared common stock dividends of $0.56 per share, compared to $0.52 per share declared in 2022.

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

The Bank’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the ACL. In addition, the Bank has made the one-time irrevocable election to continue treating accumulated other comprehensive (loss) income under regulatory standards that were in place prior to the Basel III Capital Rules in order to eliminate volatility of regulatory capital that can result from fluctuations in accumulated other comprehensive (loss) income and the inclusion of accumulated other comprehensive (loss) income in regulatory capital, as would otherwise be required under the Basel III Capital Rule. As a result of this election, changes in accumulated other comprehensive (loss) income, including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table below for the Bank, but transactions that would cause the Bank to realize such unrealized losses would affect such regulatory capital amounts.

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

Index
The following is a summary of the Bank’s capital ratios as of December 31, 2023 and 2022. As shown below, these ratios were all well above the recommended regulatory minimum levels.

Table 13: Regulatory Capital

(dollars in thousands)	2023 Regulatory Minimums	December 31, 2023	2022 Regulatory Minimums	December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	11.45%	4.500%	10.80%
Tier 1 Capital to Risk-Weighted Assets	6.000%	11.45%	6.000%	10.80%
Total Capital to Risk-Weighted Assets	8.000%	12.46%	8.000%	11.70%
Tier 1 Leverage to Average Assets	4.000%	9.46%	4.000%	9.43%
Risk-Weighted Assets		$1,222,320		$1,177,600

The Basel III Capital Rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above. Including the capital conservation buffer, the minimum ratios are a Common Equity Tier 1 capital risk-based ratio of 7.0 percent, a Tier 1 capital risk-based ratio of 8.5 percent, and a Total capital risk-based ratio of 10.5 percent. The Bank exceeded these ratios as of December 31, 2023 and December 31, 2022.

On July 14, 2021, the Company issued $30.0 million ($29.4 million, net of issuance costs) of 3.5 percent fixed-to-floating rate subordinated notes due 2031 (the Notes) in a private placement transaction. The Notes initially bear interest at a fixed rate of 3.5 percent for five years and convert to three-month SOFR plus 286 basis points, resetting quarterly, thereafter. The Notes were structured to qualify as Tier 2 capital of the Company for regulatory purposes (should the Company be subject to regulatory capital requirements) and are included in the Company’s Tier 2 capital as of December 31, 2023 and 2022.

In 2022, the Company’s capital resources were impacted by its share repurchase program which was authorized by the Board of Directors in October 2021 and authorized repurchase of up to 10% of the Company’s issued and outstanding common stock through November 30, 2022. During the year ended December 31, 2022, the Company repurchased 268,095 shares, or $6.7 million of its common stock under the program. During the year ended December 31, 2023, the Company did not have an effective share repurchase program that was authorized by the Company’s Board of Directors.

Year-end book value per share was $21.19 in 2023 and $19.75 in 2022. The common stock of the Company has not been extensively traded. The stock is quoted on the NASDAQ Capital Market under the symbol “OPOF.” There were 1,535 stockholders of record of the Company as of March 19, 2024. This stockholder count does not include stockholders who hold their stock in a nominee registration.

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

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of December 31, 2023, the Company had $362.1 million in FHLB borrowing availability. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. As of year-end 2023 and 2022, the Company had $100.0 and $115.0 million available in federal funds lines of credit to address any short-term borrowing needs, respectively.

Based on the Company’s management of liquid assets, the availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs. The Bank also participates in the IntraFi Cash Sweep, a product which provides the Bank the capability of providing additional deposit insurance to customers through three types of account arrangements. The Company experienced a change in liquidity mix beginning during the fourth quarter of 2022 and in 2023 as short-term FHLB borrowings were utilized to fund loan growth. Notwithstanding the foregoing, the Company’s ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in the Company’s markets. The Company is closely monitoring changes in the industry and market conditions that may affect the Company’s liquidity, including the potential impacts on the Company’s liquidity of declines in the fair value of the Company’s securities portfolio as a result of rising market interest rates and developments in the financial services industry that may change the availability of traditional sources of liquidity or market expectations with respect to available sources and amounts of additional liquidity. Depending on its liquidity levels, its capital position, conditions in the capital markets and other factors, the Company may from time to time consider the issuance of debt, equity, other securities or other possible capital markets transactions, the proceeds of which could provide additional liquidity for the Company’s operations.

Index
The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2023 and December 31, 2022. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

Table 14: Liquidity Sources and Uses

	December 31,			December 31,
	2023			2022
(dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$90,000	$-	$90,000	$115,000	$11,378	$103,622
Federal Home Loan Bank advances	431,580	69,450	362,130	392,628	46,100	346,528
Federal funds sold & balances at the Federal Reserve	-	-	63,715	-	-	1,777
Securities, available for sale and unpledged at fair value	-	-	120,719	-	-	141,145
Total funding sources			$636,564			$593,072

Uses: (1)
Unfunded loan commitments and lending lines of credit			89,807			84,261
Letters of credit			226			271
Total potential short-term funding uses			90,033			84,532
Liquidity coverage ratio			707.0%			701.6%
(1) Represents partial draw levels based on loan segment.

The fair value of unpledged available-for-sale securities decreased from December 31, 2022 to December 31, 2023 primarily due to changes in market values in the securities portfolio, sales, and the maturities of certain securities.

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

The Company’s operating activities provided $10.8 million of cash during the year ended December 31, 2023, compared to $17.6 million provided during 2022. The decrease in cash provided by operating activities is primarily driven by less net income in 2023. The Company’s investing activities used $32.3 million of cash during 2023, compared to $213.4 million of cash used during 2022. The decrease in cash used in operating activities is primarily driven by less loans originated and purchased in 2023. The Company’s financing activities provided $81.1 million of cash during 2023 compared to $27.2 million of cash provided during 2022. The increase in cash provided by financing activities is primarily driven by an increase in customer deposits in 2023.

In the ordinary course of business, the Company has entered into contractual obligations and has made other commitments to make future payments. For further information concerning the Company’s expected timing of such payments as of December 31, 2023, refer to “Note 5. Leases,” “Note 8. Borrowings,” and “Note 13. Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this report on Form 10-K.

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

Index
Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments at the Bank was $213.7 million at December 31, 2023, and $206.6 million at December 31, 2022.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $802 thousand at December 31, 2023 and $904 thousand at December 31, 2022.

Management believes that the Company has the liquidity and capital resources to handle these commitments in the normal course of business. See “Note 13. Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Recent Accounting Pronouncements

Recent accounting pronouncements affecting the Company are described in Item 8. “Financial Statements and Supplementary Data” under the heading “Note 1. Description of Business and Summary of Significant Accounting Policies.”

Non-GAAP Financial Measures

In reporting the results of the year ended December 31, 2023, the Company has provided supplemental financial measures on a tax-equivalent or an adjusted basis. These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations and enhance comparability of results of operations with prior periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance. A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is presented below.

Table 15: Non-GAAP Financial Measures

	Years Ended December 31,
(dollar in thousands, except share and per share data)	2023	2022
Fully Taxable Equivalent Net Interest Income
Net interest income (GAAP)	$48,199	$44,438
FTE adjustment	193	297
Net interest income (FTE) (non-GAAP)	$48,392	$44,735
Noninterest income (GAAP)	13,873	13,505
Total revenue (FTE) (non-GAAP)	$62,265	$58,240
Noninterest expense (GAAP)	50,407	45,655

Average earning assets	$1,334,986	$1,234,780
Net interest margin	3.61%	3.60%
Net interest margin (FTE) (non-GAAP)	3.62%	3.62%

Efficiency ratio	81.21%	78.79%
Efficiency ratio (FTE) (non-GAAP)	80.96%	78.39%

Tangible Book Value Per Share
Total Stockholders Equity (GAAP)	$106,778	$98,734
Less goodwill	1,650	1,650
Less core deposit intangible	187	231
Tangible Stockholders Equity (non-GAAP)	$104,941	$96,853

Shares issued and outstanding, including nonvested restricted stock	5,040,095	4,999,083

Book value per share	$21.19	$19.75
Tangible book value per share	$20.82	$19.37

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Old Point Financial Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard
As discussed in Notes 1 and 3 to the financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2023 due to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, including all related amendments.

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

Index
Allowance for Credit Losses – Loans Collectively Evaluated for Losses
As described in Note 1 – Description of Business and Summary of Significant Accounting Policies and Note 3 – Loans and Allowance for Credit Losses on Loans to the consolidated financial statements, the Company changed its method of accounting for credit losses on January 1, 2023, due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended. The allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans made up substantially all of the total recorded ACLL of $12.2 million as of December 31, 2023. The collectively evaluated ACLL consists of quantitative and qualitative components.

The quantitative component consists of loss estimates derived from both a discounted cash flow (“DCF”) model and a weighted average remaining maturity (“WARM”) model using external observations of historical loan losses adjusted for estimated attrition and forecasts of future conditions over a reasonable and supportable period. These estimates consider large amounts of data in tabulating loss and attrition rates and require complex calculations as well as management judgment in the selection of appropriate inputs.

In addition to the quantitative component, the collectively evaluated ACLL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management in developing its qualitative estimates include: changes in lending policies, procedures and strategies, changes in international, national, regional and local economic conditions, changes in the nature and volume of the portfolio and terms of loans, changes in the experience, depth, and ability of lending management, changes in the volume and severity of past due loans and other similar conditions, changes in the quality of the Company’s loan review system, changes in the value of underlying collateral for collateral dependent loans, the existence and effect of any concentrations of credit and changes in the level of such concentrations and the effect of other external factors (i.e. competition, legal and regulatory requirements, etc.) on the level of credit losses.

Management exercised significant judgment when estimating the ACLL on collectively evaluated loans. We identified the estimation of the collectively evaluated ACLL as a critical audit matter as auditing the collectively evaluated ACLL involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

The primary audit procedures we performed to address this critical audit matter included:

• Substantively testing management’s process for measuring the collectively evaluated ACLL, including:
•
Evaluating conceptual soundness, assumptions, and key data inputs of the Company’s DCF and WARM methodologies, including the identification of loan pools, the calculation of loss rate inputs, and the calculation of prepayment/attrition rate inputs for each pool.

•	Evaluating the methodology and testing the accuracy of incorporating reasonable and supportable forecasts in the collectively evaluated ACLL estimate.
•	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
•	Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.
•	Testing the mathematical accuracy of the ACLL for collectively evaluated loans including both the quantitative and qualitative components of the calculation.
/s/ Yount, Hyde & Barbour, P.C.
We have served as the Company's auditor since 2004.

Richmond, Virginia
April 1, 2024

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(dollars in thousands, except share data)	2023	2022
Assets

Cash and due from banks	$14,731	$15,670
Interest-bearing due from banks	63,539	3,580
Federal funds sold	489	-
Cash and cash equivalents	78,759	19,250
Securities available-for-sale, at fair value	204,278	225,518
Restricted securities, at cost	5,176	3,434
Loans held for sale	470	421
Loans, net	1,068,046	1,016,559
Premises and equipment, net	29,913	31,008
Premises and equipment, held for sale	344	987
Bank-owned life insurance	35,088	34,049
Goodwill	1,650	1,650
Core deposit intangible, net	187	231
Other assets	22,471	22,228
Total assets	$1,446,382	$1,355,335

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$331,992	$418,582
Savings deposits	655,694	584,527
Time deposits	242,711	152,910
Total deposits	1,230,397	1,156,019
Overnight repurchase agreements	2,383	4,987
Federal funds purchased and other short-term borrowings	-	11,378
Federal Home Loan Bank advances	69,450	46,100
Long-term borrowings	29,668	29,538
Accrued expenses and other liabilities	7,706	8,579
Total liabilities	1,339,604	1,256,601

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,040,095 and 4,999,083 shares outstanding (includes 53,660 and 46,989 of nonvested restricted stock, respectively)	24,932	24,761
Additional paid-in capital	17,099	16,593
Retained earnings	82,277	78,147
Accumulated other comprehensive loss, net	(17,530)	(20,767)
Total stockholders’ equity	106,778	98,734
Total liabilities and stockholders’ equity	$1,446,382	$1,355,335

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended
	December 31,
(dollars in thousands, except share and per share data)	2023	2022
Interest and dividend income:
Loans, including fees	$56,303	$41,407
Due from banks	2,067	598
Federal funds sold	34	21
Securities:
Taxable	7,177	4,936
Tax-exempt	719	994
Dividends and interest on all other securities	326	87
Total interest and dividend income	66,626	48,043

Interest expense:
Checking and savings deposits	6,810	746
Time deposits	7,057	1,403
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	40	69
Federal Home Loan Bank advances	3,339	1,180
Long-term borrowings	1,181	207
Total interest expense	18,427	3,605
Net interest income	48,199	44,438
Provision for credit losses	2,601	1,706
Net interest income after provision for credit losses	45,598	42,732

Noninterest income:
Fiduciary and asset management fees	4,632	4,097
Service charges on deposit accounts	3,077	3,069
Other service charges, commissions and fees	4,143	4,383
Bank-owned life insurance income	1,038	909
Mortgage banking income	433	497
Loss on sale of available-for-sale securities, net	(134)	(1,870)
Loss on sale of repossessed assets	(69)	-
Gain on sale of premises and equipment	220	1,690
Other operating income	533	730
Total noninterest income	13,873	13,505

Noninterest expense:
Salaries and employee benefits	30,429	27,055
Occupancy and equipment	4,889	4,720
Data processing	5,010	4,630
Customer development	548	473
Professional services	2,664	2,673
Employee professional development	1,002	991
Other taxes	950	849
ATM and other losses	782	535
Other operating expenses	4,133	3,729
Total noninterest expense	50,407	45,655
Income before income taxes	9,064	10,582
Income tax expense	1,334	1,474
Net income	$7,730	$9,108

Basic Earnings per Share:
Weighted average shares outstanding	5,025,006	5,071,130
Net income per share of common stock	$1.54	$1.80

Diluted Earnings per Share:
Weighted average shares outstanding	5,025,139	5,071,169
Net income per share of common stock	$1.54	$1.80

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended
	December 31,
(dollars in thousands)	2023	2022

Net income	$7,730	$9,108
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	3,131	(23,919)
Reclassification for loss included in net income	106	1,477
Other comprehensive income (loss), net of tax	3,237	(22,442)
Comprehensive income (loss)	$10,967	$(13,334)

See accompanying notes to consolidated financial statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(dollars in thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2021	5,201,272	$26,006	$21,458	$71,679	$1,675	$120,818
Net income	-	-	-	9,108	-	9,108
Other comprehensive loss, net of tax	-	-	-	-	(22,442)	(22,442)
Employee Stock Purchase Plan share issuance	5,765	29	100	-	-	129
Common stock purchased	(268,095)	(1,340)	(5,315)	-	-	(6,655)
Restricted stock vested	13,152	66	(66)	-	-	-
Share-based compensation expense	-	-	416	-	-	416
Cash dividends ($0.52 per share)	-	-	-	(2,640)	-	(2,640)

Balance at December 31, 2022	4,952,094	$24,761	$16,593	$78,147	$(20,767)	$98,734
Net income	-	-	-	7,730	-	7,730
Other comprehensive income, net of tax	-	-	-	-	3,237	3,237
Impact of adoption of new accounting pronouncement	-	-	-	(783)	-	(783)
Employee Stock Purchase Plan share issuance	7,425	37	94	-	-	131
Restricted stock vested	26,916	134	(134)	-	-	-
Share-based compensation expense	-	-	546	-	-	546
Cash dividends ($0.56 per share)	-	-	-	(2,817)	-	(2,817)

Balance at December 31, 2023	4,986,435	$24,932	$17,099	$82,277	$(17,530)	$106,778

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2023	2022
Operating activities:
Net income	$7,730	$9,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,148	2,073
Amortization of right of use lease asset	430	350
Accretion related to acquisition, net	44	21
Amortization of subordinated debt issuance costs	130	131
Provision for credit losses	2,601	1,706
Loss on sale of securities, net	134	1,870
Net amortization of securities	710	1,193
(Increase) decrease in loans held for sale, net	(49)	2,866
Net gain on disposal of premises and equipment	(220)	(1,690)
Net gain on write-down/sale of repossessed assets	69	-
Income from bank owned life insurance	(1,038)	(909)
Stock compensation expense	546	416
Deferred tax expense	(88)	(51)
Increase in other assets	(1,093)	(1,371)
(Decrease) increase in accrued expenses and other liabilities	(1,058)	1,852
Net cash provided by operating activities	10,996	17,565

Investing activities:
Purchases of available-for-sale securities	(16,315)	(71,218)
Purchase of redemption of restricted securities, net	(681)	(2,400)
Proceeds from maturities and calls of available-for-sale securities	890	5,750
Proceeds from sales of available-for-sale securities	24,171	26,000
Paydowns on available-for-sale securities	14,687	16,799
Proceeds from sale of loans held for investment	-	7,328
Purchases of loans held for investment	-	(68,216)
Net increase in loans held for investment	(55,109)	(123,110)
Proceeds from sales of other real estate owned	-	986
Purchases of bank-owned life insurance	-	(5,000)
Purchases of premises and equipment	(1,053)	(1,354)
Proceeds from sale of premises and equipment	863	995
Net cash used in investing activities	(32,547)	(213,440)

Financing activities:
Decrease in noninterest-bearing deposits	(86,590)	(2,949)
Increase (decrease) in savings deposits	71,167	(1,923)
Increase (decrease) in time deposits	89,801	(16,208)
(Decrease) increase in federal funds purchased, repurchase agreements and other borrowings, net	(13,982)	11,829
Increase in Federal Home Loan Bank advances	457,300	118,100
Repayment of Federal Home Loan Bank advances	(433,950)	(72,000)
Repayment of Federal Reserve Bank borrowings	-	(480)
Proceeds from Employee Stock Purchase Plan issuance	131	129
Repurchase of common stock	-	(6,655)
Cash dividends paid on common stock	(2,817)	(2,640)
Net cash provided by financing activities	81,060	27,203

Net increase (decrease) in cash and cash equivalents	59,509	(168,672)
Cash and cash equivalents at beginning of period	19,250	187,922
Cash and cash equivalents at end of period	$78,759	$19,250

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$17,159	$3,333

Supplemental schedule of noncash transactions
Unrealized gain (loss) on securities available-for-sale	$4,098	$(28,409)
Loans transferred to repossessed assets	$215	$279
Former bank property transferred from fixed assets to held for sale assets	$-	$345
Right of use lease asset and liability	$-	$911
Impact of adoption of ASC 326	$991	$-

See accompanying notes to consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

The Company

Headquartered in Hampton, Virginia, Old Point Financial Corporation (NASDAQ: OPOF) (the Company) is a holding company that conducts substantially all of its operations through two wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services, N.A. (Wealth). The Bank serves individual and commercial customers, the majority of which are in the Hampton Roads region of Virginia. As of December 31, 2023, the Bank had 14 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Wealth offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

Principles of Consolidation

The financial statements are presented on a consolidated basis and include the accounts of the Company, and its wholly-owned subsidiaries, the Bank and Wealth. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

In preparing Consolidated Financial Statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and evaluation of goodwill for impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Hampton Roads region. The types of securities that the Company invests in are included in “Note 2. Securities.” The types of lending that the Company engages in are included in “Note 3. Loans and Allowance for Credit Losses on Loans.” The Company has significant concentrations in the following industries: construction, lessors of real estate, activities related to real estate, hotels, motels, and religious organizations. The Company does not have any significant concentrations to any one customer.

At December 31, 2023 and 2022, there were $578.1 million and $534.5 million, or 53.5% and 52.0%, respectively, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Refer to “Note 3. Loans and Allowance for Credit Losses on Loans” for further detail.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and balances due from banks and federal funds sold, all of which mature within 90 days. The Bank is typically required to maintain cash reserve balances on hand or with the FRB. At December 31, 2023, there was no minimum reserve requirement as a result of a rule adopted by the FRB in March 2020 eliminating the reserve requirement.

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

Index
Impairment of debt securities occurs when the fair value of a security is less than its amortized cost. The Company has elected to exclude accrued interest receivable from the amortized cost basis. For debt securities available-for-sale, impairment is recognized in its entirety in net income if either (i)the Company intends to sell the security or (ii) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, the Company evaluates unrealized losses to determine whether a decline in fair value below amortized cost basis is a result of a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security, or other factors such as changes in market interest rates. If a credit loss exists, an allowance for credit losses is recorded that reflects the amount of the impairment related to credit losses, limited by the amount by which the security’s amortized cost basis exceeds its fair value. Changes in the allowance for credit losses are recorded in net income in the period of change and are included in provision for credit losses. Changes in the fair value of debt securities available-for-sale not resulting from credit losses are recorded in other comprehensive loss. The Company regularly reviews unrealized losses in its investments in securities and cash flows expected to be collected from impaired securities based on criteria including the extent to which market value is below amortized cost, the financial health of and specific prospects for the issuer, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Restricted Securities, at Cost

The Company, as a member of the FRB and the FHLB of Atlanta is required to maintain an investment in the capital stock of both the FRB and the FHLB. The Company also has an investment in the capital stock of CBB. Based on the redemption provisions of these investments, the stocks have no quoted market value, are carried at cost, and are listed as restricted securities. The Company reviews its holdings for impairment based on the ultimate recoverability of the cost basis in the FRB, FHLB, and CBB stock.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for unearned income, the ACLL and any unamortized deferred fees or costs on originated loans.

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

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2023, are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. As a result of adopting ASC 326, the Company recorded a net decrease to retained earnings of $783 thousand.

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

The following table illustrates the impact of ASC 326 on the allowance for credit losses.

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

Index
The following accounting policies have been updated in connection with the adoption of ASC 326 and apply to periods beginning on January 1, 2023.

Loans Held for Investment

The Company makes commercial, consumer, and mortgage loans to customers. The Company’s recorded investment in loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally is reported at the unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the ACLL. Interest on loans is accrued based on the unpaid principal balance. Loan fees and origination costs are deferred, and the net amount is amortized as a level yield adjustment over the respective term of the related loans.

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

Management’s determination of the adequacy of the ACLL is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, delinquency status, reasonable and supportable forecasts, and other risk factors. The ACLL is estimated by pooling loans by call code and similar risk characteristics and applying a loan-level discounted cash flows method for all loans except for its automobile, farmland, and consumer portfolios. For automobile, farmland, and consumer portfolios, the Company has elected to pool those loans based on similar risk characteristics to determine the ACLL using the remaining life method. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company utilizes a forecast period of one year and then reverts to the mean of historical loss rates on a straight-line basis over the following one-year period. The Company considers economic forecasts and recession probabilities from highly recognized third-parties to inform the model for loss estimation. For instance, the Company considers the Virginia and regional unemployment rate as an external economic variable in developing the ACLL. The quantitative ACLL estimate is sensitive to changes in the unemployment rate. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans and therefore the appropriateness of the ACLL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ACLL because changes in those factors and inputs may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. Management also considers qualitative factors when estimating loan losses to take into account model limitations. Factors considered by management include changes and expected changes in general market, economic and business conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances and the value of underlying collateral. While management uses available information to estimate expected losses on loans, future changes in the ACLL may be necessary based on changes in portfolio composition, portfolio credit quality, and/or economic conditions.

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

Reserve for Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is measured based on the principles utilized in estimating the allowance for credit losses on loans and an estimate of the amount of unfunded commitments expected to be advanced. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded and is included in “Other Liabilities” within the Company’s Consolidated Balance Sheets.

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ACLL, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $3.5 million on loans held for investment as of December 31, 2023, and is included in “Other Assets” on the Company’s Consolidated Balance Sheet.

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell are met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss).

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

Index
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

Goodwill

The Company’s goodwill was recognized in connection with a past business combination and is reported at the Bank segment. The Company reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, then no further testing is required, and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then the fair value of the reporting unit is compared with its carrying amount to determine whether an impairment exists.

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

Revenue Recognition

Index
Revenue recognized from contracts with customers is accounted for under ASC 606 and is primarily included in the Company’s noninterest income.  Fiduciary and asset management fees are earned as the Company satisfies it performance obligation over time.  Additional services are transactional-based and the revenue is recognized as incurred.  Service charges on deposit accounts consist of account analysis fees, monthly service fees, and other deposit account related fees.  Account analysis and monthly service fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Other deposit account related fees are largely transaction based and therefore fees are recognized at the point in time when the Company has satisfied its performance obligation. The Company earns other service charges, commissions, and fees from its customers for transaction-based services. Such services include debit card, ATM, merchant services, investment services, and other service charges.  In each case, these service charges and fees are recognized in income at the time or within the same period that the Company’s performance obligation is satisfied. The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services.

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

The Company recognizes interest and penalties on income taxes as a component of income tax expense. No uncertain tax positions were recorded in the years ended December 31, 2023 and 2022.

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

Index
Advertising Expenses

Advertising expenses are expensed as incurred. Advertising expense for the years ended December 31, 2023 and 2022 was $226 thousand and $202 thousand, respectively.

Comprehensive Income (Loss)

Comprehensive (loss) income consists of net income and other comprehensive (loss) income, net of tax. Other comprehensive (loss) income, net of tax includes unrealized gains and losses on securities available-for-sale which is also recognized a separate component of equity.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in “Note 14. Fair Value Measurements.” Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Recent Significant Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” Subsequently, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This guidance provides temporary, optional expedients and exceptions to ease the potential burden in accounting for modifications of loan contracts, borrowings, and other transactions related to reference rate reform associated with the LIBOR transition if certain criteria are met. The amendments are effective as of March 12, 2020 through December 31, 2024 and can be adopted at an instrument level. These modifications have not had and are not expected to have a material impact on the consolidated financial statements.

In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures.” The amendments in ASU 2023-07 require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, require other segment items by reportable segment to be disclosed and a description of their composition, and require disclosure of the title and position of the chief operating decision maker and an explanation of how they use the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments apply to all public entities that are required to report segment information in accordance with Topic 280, “Segment Reporting,” and are effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024.  Early adoption is permitted. The amendments are to be applied retrospectively to all prior periods presented. The Company does not expect the adoption of ASU 2023-07 to have a material effect on its consolidated financial statements.

In November 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures.” The amendments in ASU 2023-09 require that a public entity disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, the amount of income taxes paid disaggregated by federal, state and foreign taxes, and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid. The amendments also require that entities disclose income from continuing operations before income tax expense disaggregated between domestic and foreign, as well as income tax expense from continuing operations disaggregated by federal, state, and foreign. The amendments apply to all public entities that are subject to Topic 740, “Income Taxes,” and are effective for annual periods beginning after December 15, 2024.  Early adoption is permitted. The amendments are to be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material effect on its consolidated financial statements.

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

Index
All securities information presented as of December 31, 2023, is in accordance with ACS 326. All securities information presented as of December 31, 2022, or a prior date is in accordance with previous applicable GAAP. See information regarding the Company’s prior accounting policies in “Note 1. Significant Accounting Policies” in the Company’s 2022 Form 10-K. Securities had no associated ACL as of December 31, 2023.

The amortized cost and fair value, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated were as follows:

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$4,068	$-	$(211)	$3,857
Obligations of U.S. Government agencies	43,233	167	(665)	42,735
Obligations of state and political subdivisions	58,292	13	(7,708)	50,597
Mortgage-backed securities	91,328	84	(10,105)	81,307
Money market investments	2,047	-	-	2,047
Corporate bonds and other securities	27,500	-	(3,765)	23,735
	$226,468	$264	$(22,454)	$204,278

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$8,013	$-	$(342)	$7,671
Obligations of U.S. Government agencies	43,622	10	(1,233)	42,399
Obligations of state and political subdivisions	70,491	-	(11,107)	59,384
Mortgage-backed securities	99,874	-	(10,961)	88,913
Money market investments	1,816	-	-	1,816
Corporate bonds and other securities	27,990	-	(2,655)	25,335
	$251,806	$10	$(26,298)	$225,518

Securities with a fair value of $81.5 million and $82.6 million at December 31, 2023 and 2022, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law.

At December 31, 2023, the Company held no securities of any single issuer (excluding U.S. Government agencies) with a book value that exceeded 10 percent of stockholders’ equity.

The amortized cost and fair value of securities by contractual maturity are shown below.

	December 31, 2023
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$1,570	$1,541
Due after one year through five years	12,962	12,178
Due after five through ten years	63,248	54,806
Due after ten years	146,641	133,706
Other securities, restricted	2,047	2,047
	$226,468	$204,278

The following table shows realized gains and losses on the sale of investment securities sold during the years ended December 31, 2023 and 2022:

	Years Ended
	December 31,
(dollars in thousands)	2023	2022
Realized gains on sales of securities	$1,061	$-
Realized losses on sales of securities	(1,195)	(1,870)
Net realized loss	$(134)	$(1,870)

Index
Securities in an unrealized loss position at December 31, 2023, by duration of the period of unrealized loss, are shown below.

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value	Securities
U.S. Treasury securities	$-	$-	$211	$3,857	$211	$3,857	1
Obligations of U.S. Government agencies	91	8,803	574	22,817	665	31,620	43
Obligations of state and political subdivisions	-	-	7,708	49,597	7,708	49,597	43
Mortgage-backed securities	96	4,423	10,009	73,347	10,105	77,770	40
Corporate bonds and other securities	-	-	3,765	22,735	3,765	22,735	23
Total securities available-for-sale	$187	$13,226	$22,267	$172,353	$22,454	$185,579	150

There were 150 debt securities totaling $185.6 million of aggregate fair value below amortized cost basis at December 31, 2023. The Company concluded that a credit loss did not exist in its securities portfolio at December 31, 2023, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

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

The restricted stock category is comprised of FHLB, FRB, and CBB stock. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and the securities lack a market. Therefore, FHLB, FRB, and CBB stock are carried at cost and evaluated for impairment. When evaluating these stocks for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Restricted stock is viewed as a long-term investment and management believes that the Company has the ability and the intent to hold this stock until its value is recovered. The Company did not consider its investment in restricted stock to be impaired at December 31, 2023 and no impairment has been recognized.

Index
Note 3. Loans and Allowance for Credit Losses on Loans

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to “Note 1. Description of Business and Summary of Significant Accounting Policies.” All loan information presented as of December 31, 2023, is in accordance with ASC 326. All loan information presented as of December 31, 2022, or a prior date is in accordance with previous applicable GAAP.

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

	December 31,
(dollars in thousands)	2023	2022
Mortgage loans on real estate:
Residential 1-4 family	$188,517	$169,248
Commercial - owner occupied	156,466	184,586
Commercial - non-owner occupied	285,250	245,277
Multifamily	29,207	26,675
Construction and land development	107,179	77,944
Second mortgages	10,148	8,828
Equity lines of credit	55,981	54,340
Total mortgage loans on real estate	832,748	766,898
Commercial and industrial loans	64,112	72,578
Consumer automobile loans	160,437	163,018
Other consumer loans	19,718	22,251
Other (1)	3,237	2,340
Total loans, net of deferred fees (2)	1,080,252	1,027,085
Less: Allowance for credit losses on loans	12,206	10,526
Loans, net of allowance and deferred fees (2)	$1,068,046	$1,016,559

(1)
Overdrawn accounts are reclassified as loans and included in the Other catergory in the table above.  Overdrawn deposit accounts, excluding internal use accounts, totaled $244 thousand and $269 thousand at December 31, 2023 and 2022, respectively.

(2)	Net deferred loan costs totaled $1.2 million and $1.0 million at December 31, 2023 and 2022, respectively.

Index
All classes of loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Interest and fees continue to accrue on past due loans until the date the loan is placed in nonaccrual status, if applicable. The following table includes an aging analysis of the recorded investment in past due loans as of the dates indicated. Also included in the table below are loans that are 90 days or more past due as to interest and principal and still accruing interest, because they are well-secured and in the process of collection. The following table shows the aging of the Company’s loan portfolio, by class, as of December 31, 2023.

Age Analysis of Past Due Loans as of December 31, 2023
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$1,194	$-	$368	$142	$186,813	$188,517
Commercial - owner occupied	100	-	322	-	156,044	156,466
Commercial - non-owner occupied	-	896	-	-	284,354	285,250
Multifamily	-	-	-	-	29,207	29,207
Construction and land development	-	-	-	-	107,179	107,179
Second mortgages	160	6	-	-	9,982	10,148
Equity lines of credit	205	-	-	46	55,730	55,981
Total mortgage loans on real estate	$1,659	$902	$690	$188	$829,309	$832,748
Commercial and industrial loans	527	427	306	-	62,852	64,112
Consumer automobile loans	3,254	706	661	-	155,816	160,437
Other consumer loans	634	264	123	-	18,697	19,718
Other	29	-	-	-	3,208	3,237
Total	$6,103	$2,299	$1,780	$188	$1,069,882	$1,080,252
(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccrual column and not also in its respective past due column.

The following table shows the Company’s amortized cost basis of loans on nonaccrual status as of January 1, 2023, as well as the amortized cost basis of loans on nonaccrual status and loans past due 90 days and accruing as of December 31, 2023 by class of loan.

	Nonaccrual
(dollars in thousands)	January 1, 2023	December 31, 2023	Nonaccrual with no ACLL	90 Days and still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$154	$142	$-	$368
Commercial - owner occupied	-	-	-	322
Construction and land development	945	-	-	-
Equity lines of credit	-	46	-	-
Total mortgage loans on real estate	1,099	188	-	690
Commercial and industrial loans	144	-	-	306
Consumer automobile loans	-	-	-	661
Other consumer loans	-	-	-	123
Total	$1,243	$188	$-	$1,780

The Company’s loan portfolio may include certain loans modified, where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company closely monitors the performance of modified loans to understand the effectiveness of modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. The Company did not grant any such modifications during the year ended December 31, 2023.

Allowance for Credit Losses on Loans

ACLL is a material estimate for the Company. The Company estimates its ACLL on a quarterly basis. The Company models the ACLL using two primary segments, commercial and consumer. Within each segment, loan classes are further identified based on similar risk characteristics. The Company has identified the following classes within each segment:

Index
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
•
Consumer loans: Consumer loans carry risks associated with the continued credit-worthiness of the borrowers and the value of the collateral. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness, or personal bankruptcy.

•
Other loans: Other loans are loans to mortgage companies, loans for purchasing or carrying securities, and loans to insurance, investment, and finance companies. These loans carry risks associated with the successful operation of a business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time, depend on interest rates, or fluctuate in active trading markets.

The following tables presents the activity in the ACLL by portfolio class for the year ended December 31, 2023.

Allowance for Credit Losses and Recorded Investment in Loans

For the Year Ended December 31, 2023
(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Land Development	Real Estate - Mortgage (1)	Real Estate- Commercial (2)	Consumer (3)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526
Day 1 impact of adoption of CECL	(11)	19	87	1,048	(365)	(137)	-	641
Charge-offs	(492)	-	-	-	(1,613)	(298)	-	(2,403)
Recoveries	69	-	42	-	506	59	-	676
Provision for loan losses	334	411	200	195	1,234	398	(6)	2,766
Ending Balance	$573	$982	$2,904	$5,742	$1,827	$178	$-	$12,206

(1)	The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2)	The real estate-commerical segment included commerical-owner occupied and commercial non-owner occupied
(3)	The consumer segment includes consumer automobile loans.

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Year Ended December 31,
(dollars in thousands)	2023	2022
Provision for credit losses:
Provision for loans	$2,766	$1,706
Provison for (recovery of) unfunded commitments	(165)	-
Total	$2,601	$1,706

Index
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
•
Doubtful: Loans have all the weaknesses inherent in a substandard loan with added characteristics that make collection or liquidation in full based on currently existing facts, conditions, and values highly questionable or improbable.

•	Loss: Loans have been identified for charge-off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

Index
The following tables present credit quality exposures by internally assigned risk ratings originated as of the dates indicated:

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Construction and land development
Pass	$40,168	$36,581	$25,770	$3,630	$297	$285	$448	$107,179
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction and land development	$40,168	$36,581	$25,770	$3,630	$297	$285	$448	$107,179

Commercial real estate - owner occupied
Pass	$10,145	$33,720	$21,058	$13,708	$12,025	$56,978	$5,680	$153,314
OAEM	-	-	-	-	77	2,985	-	3,062
Substandard	-	-	-	-	-	90	-	90
Total commercial real estate - owner occupied	$10,145	$33,720	$21,058	$13,708	$12,102	$60,053	$5,680	$156,466

Commercial real estate - non-owner occupied
Pass	$31,539	$53,217	$96,755	$38,704	$10,517	$51,451	$2,263	$284,446
OAEM	-	-	-	-	804	-	-	804
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$31,539	$53,217	$96,755	$38,704	$11,321	$51,451	$2,263	$285,250

Commercial and industrial
Pass	$18,248	$21,698	$4,300	$1,691	$2,192	$2,075	$13,908	$64,112
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial and industrial	$18,248	$21,698	$4,300	$1,691	$2,192	$2,075	$13,908	$64,112

Multifamily real estate
Pass	$6,568	$3,841	$2,151	$605	$5,955	$9,005	$1,082	$29,207
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multifamily real estate	$6,568	$3,841	$2,151	$605	$5,955	$9,005	$1,082	$29,207

Residential 1-4 family
Pass	$27,497	$41,062	$39,937	$26,368	$13,009	$52,148	$54,087	$254,108
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	350	46	142	-	538
Total residential 1-4 family	$27,497	$41,062	$39,937	$26,718	$13,055	$52,290	$54,087	$254,646

Consumer - automobile
Pass	$52,750	$83,885	$13,184	$4,152	$1,618	$4,848	$-	$160,437
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - automobile	$52,750	$83,885	$13,184	$4,152	$1,618	$4,848	$-	$160,437

Consumer - other
Pass	$323	$765	$330	$109	$11	$16,089	$2,091	$19,718
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - other	$323	$765	$330	$109	$11	$16,089	$2,091	$19,718

Other
Pass	$1,620	$-	$292	$-	$-	$1,325	$-	$3,237
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	$1,620	$-	$292	$-	$-	$1,325	$-	$3,237

Total loans
Pass	$188,858	$274,769	$203,777	$88,967	$45,624	$194,204	$79,559	$1,075,758
OAEM	-	-	-	-	881	2,985	-	3,866
Substandard	-	-	-	350	46	232	-	628
Total loans	$188,858	$274,769	$203,777	$89,317	$46,551	$197,421	$79,559	$1,080,252

Index
The following table details the current period gross charge-offs of loans by year of origination as of December 31, 2023:

	December 31, 2023
	Current Period Charge-offs by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial	$-	$436	$18	$21	$-	$17	$-	$492
Consumer - automobile	54	987	318	110	18	64	-	1,551
Consumer - other	5	-	5	-	3	49	-	62
Other (1)	277	21	-	-	-	-	-	298
Total	$336	$1,444	$341	$131	$21	$130	$-	$2,403
(1)	Gross charge-offs of other loans for the year ended December 31, 2023 included $277 thousand of demand deposit overdrafts that originated in 2023.

As of December 31, 2023, the Company had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

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

Impaired Loans by Class
					For the Year Ended
	As of December 31, 2022				December 31, 2022
(dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$285	$44	$235	$21	$282	$7
Commercial	430	55	358	3	420	-
Construction	1,321	829	191	6	1,208	3
Total mortgage loans on real estate	2,036	928	784	30	1,910	10
Commercial and industrial loans	144	144	-	-	144	5
Total	$2,180	$1,072	$784	$30	$2,054	$15
The following tables present credit quality exposures by internally assigned risk ratings as of December 31, 2022:

Credit Quality Information
As of December 31, 2023
(dollars in thousands)	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$188,025	$-	$492	$188,517
Commercial - owner occupied	153,314	3,062	90	156,466
Commercial - non-owner occupied	284,446	804	-	285,250
Multifamily	29,207	-	-	29,207
Construction and land development	107,179	-	-	107,179
Second mortgages	10,148	-	-	10,148
Equity lines of credit	55,935	-	46	55,981
Total mortgage loans on real estate	$828,254	$3,866	$628	$832,748
Commercial and industrial loans	64,112	-	-	64,112
Consumer automobile loans	160,437	-	-	160,437
Other consumer loans	19,718	-	-	19,718
Other	3,237	-	-	3,237
Total	$1,075,758	$3,866	$628	$1,080,252

The following tables presents the activity in the ACLL by portfolio segment for the year ended December 31, 2022.

For the Year ended December 31, 2022
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate- Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$683	$459	$2,390	$4,787	$1,362	$184	$-	$9,865
Charge-offs	(297)	-	(25)	-	(1,368)	(332)	-	(2,022)
Recoveries	134	-	61	22	648	112	-	977
Provision for loan losses	153	93	149	(310)	1,423	192	6	1,706
Ending Balance	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526

Individually evaluated for impairment	$-	$6	$21	$3	$-	$-	$-	$30
Collectively evaluated for impairment	673	546	2,554	4,496	2,065	156	6	10,496

Ending Balance	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526

(1)	The real estate-mortgage segment includes residential 1 – 4 family, multi-family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

Index
Note 4. Premises and Equipment

Premises and equipment consisted of the following:

	Years Ended December 31,
(dollars in thousands)	2023	2022
Land	$7,062	$7,062
Buildings	34,297	34,187
Construction in process	281	335
Leashold improvements	1,151	1,130
Furniture, fixtures and equipment	23,842	22,867
	66,633	65,581
Less accumulated depreciation and amortization	36,720	34,573
Balance at end of year	$29,913	$31,008

Depreciation expense was $2.1 million for each of the years ended December 31, 2023 and 2022.

Note 5. Leases

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs, and any incentives received from the lessor.

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

The right-of-use asset and lease liability are included in “Other Assets” and “Other Liabilities,” respectively, in the Consolidated Balance Sheets. There were no new leases executed during the year ended December 31, 2023. The following tables present information about the Company’s leases:

(dollars in thousands)	December 31, 2023
Lease liabilities	$1,248
Right-of-use assets	$1,148
Weighted average remaining lease term	3.37 years
Weighted average discount rate	3.06%

	Years Ended December 31,
(dollars in thousands)	2023	2022
Operating lease cost	$439	$349
Total lease cost	$439	$349
Cash paid for amounts included in the measurement of lease liabilities	$417	$351

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
(dollars in thousands)	December 31, 2023
Twelve months ending December 31, 2024	$423
Twelve months ending December 31, 2025	382
Twelve months ending December 31, 2026	278
Twelve months ending December 31, 2027	208
Thereafter	24
Total undiscounted cash flows	$1,315
Discount	(67)
Lease liabilities	$1,248

The aggregate rental expense of premises and equipment was $446 thousand and $415 thousand for years ended December 31, 2023 and 2022, respectively.

Index
Note 6. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both December 31, 2023 and December 31, 2022. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $1.1 million and $1.4 million at December 31, 2023 and December 31, 2022, respectively. The expected terms of these investments and the related tax benefits run through 2033. There were no additional committed capital calls as of December 31, 2023 or 2022. During the years ended December 31, 2023 and 2022, the Company recognized amortization expense of $367 thousand and $425 thousand, respectively, which was included within noninterest expense on the Consolidated Statements of Income.

The table below summarizes the tax credits and other tax benefits recognized by the Company related to these investments, as of the periods indicated:

	Years Ended
	December 31,
(dollars in thousands)	2023	2022
Tax credits and other benefits
Amortization of operating losses	$367	$425
Tax benefit of operating losses*	77	89
Tax credits	309	349
Total tax benefits	$386	$438

Note 7. Deposits

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2023 and 2022 was $75.9 million and $47.3 million, respectively. As of December 31, 2023, no single customer relationship exceeded 5 percent of total deposits.

At December 31, 2023, the scheduled maturities of time deposits are as follows:

(dollars in thousands)
2024	$200,113
2025	23,567
2026	8,088
2027	8,851
2028	2,092
Balance at end of year	$242,711

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

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At December 31, 2023 and 2022, the remaining credit available from these lines totaled $90.0 million and $103.6 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $362.1 million and $346.5 million as of December 31, 2023 and December 31, 2022, respectively.

Index
The following table presents total short-term borrowings as of the dates indicated:

(dollars in thousands)	December 31, 2023	December 31, 2022
Federal funds purchased	$-	$11,378
Overnight repurchase agreements	2,383	4,987
Federal Home Loan Bank advances	9,450	46,100
Total short-term borrowings	$11,833	$62,465

Maximum month-end outstanding balance (year-to-date)	$84,360	$62,465
Average outstanding balance during the period	$53,466	$11,776
Average interest rate (year-to-date)	4.90%	2.34%
Average interest rate at end of period	5.65%	4.58%

Long-Term Borrowings

The Company had long-term FHLB advances totaling $60.0 million outstanding at December 31, 2023 with scheduled maturities through November 29, 2028 and rates ranging from 3.37% to 4.28%. The Company did not have any long-term FHLB advances at December 31, 2022.

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

Under the Company’s ESPP, substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and for 2023 and 2022 was set at 5%.

Total stock purchases under the ESPP amounted to 7,425 shares during 2023 and 5,765 shares during 2022. At December 31, 2023, the Company had 214,353 remaining shares reserved for issuance under the ESPP.

Incentive Stock Plan

The Incentive Stock Plan permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of December 31, 2023, only restricted stock had been granted under the Incentive Stock Plan.

Index
Restricted stock activity for the year ended December 31, 2023 is summarized below.

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, January 1, 2023	46,989	$22.49
Issued	35,763	17.21
Vested	(26,916)	20.14
Forfeited	(2,176)	18.25
Nonvested, December 31, 2023	53,660	$20.32

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.43 years.

The fair value of restricted stock granted during the year ended December 31, 2023 and 2022 was $615 thousand and $558 thousand, respectively.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $523 thousand as of December 31, 2023 and $493 thousand as of December 31, 2022.

Stock-based compensation expense was $546 thousand and $416 thousand for the years ended December 31, 2023 and 2022, respectively.

Note 10. Stockholders’ Equity and Earnings per Common Share

Stockholders’ Equity - Accumulated Other Comprehensive Loss

The following table presents amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Years Ended
(dollars in thousands)	December 31,		Affected Line Item on Consolidated Statement of Income
	2023	2022
Sale of securities
Realized loss on sale of securities	$(134)	$(1,870)	Loss on sale of securities, net
Tax effect	(28)	(393)	Income tax benefit
	$(106)	$(1,477)

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Year Ended December 31, 2023
Balance at beginning of period	$(20,767)	$(20,767)
Net other comprehensive income	3,237	3,237
Balance at end of period	$(17,530)	$(17,530)

Year Ended December 31, 2022
Balance at beginning of period	$1,675	$1,675
Net other comprehensive loss	(22,442)	(22,442)
Balance at end of period	$(20,767)	$(20,767)

Index
The following table presents the change in each component of accumulated other comprehensive income (loss), on a pre-tax and after-tax basis for the periods indicated.

	Year Ended December 31, 2023
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,964	$(833)	$3,131
Reclassification adjustment for net losses recognized in income	134	(28)	106
	4,098	(861)	3,237

Total change in accumulated other comprehensive income, net	$4,098	$(861)	$3,237

	Year Ended December 31, 2022
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(30,382)	$6,463	$(23,919)
Reclassification adjustment for losses recognized in income	1,870	(393)	1,477
	(28,512)	6,070	(22,442)

Total change in accumulated other comprehensive loss, net	$(28,512)	$6,070	$(22,442)

Earnings Per Common Share

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of potentially dilutive common shares attributable to the ESPP. The Company had no antidilutive shares outstanding in 2023 or 2022. Non-vested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

Note 11. Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal stockholders, executive officers and directors and their affiliates. These loans were made on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Company’s board of directors, do not involve more than normal risk or present other unfavorable features. None of the principal stockholders, executive officers or directors had direct or indirect loans exceeding 10 percent of stockholders’ equity at December 31, 2023.
Annual activity consisted of the following:

(dollars in thousands)	2023	2022
Balance, beginning of year	$2,724	$1,889
Additions	198	1,092
Reductions	(755)	(257)
Balance, end of year	$2,167	$2,724

Deposits from related parties held by the Company at December 31, 2023 and 2022 amounted to $11.7 million and $24.5 million, respectively.

Note 12. Income Taxes

The components of income tax expense for the current and prior year-ends are as follows:

(dollars in thousands)	2023	2022
Current income tax expense	$1,422	$1,525
Deferred income tax benefit	(88)	(51)
Reported income tax expense	$1,334	$1,474

Index
A reconciliation of the expected federal income tax expense on income before income taxes with the reported income tax expense for the same periods follows:

	Years Ended December 31,
(dollars in thousands)	2023	2022
Federal statutory rate times financial statement income	$1,903	$2,222
Low-income housing tax credits	(309)	(349)
Tax-exempt interest income, net	(70)	(220)
Bank-owned life insurance	(218)	(191)
Other, net	28	12
Reported income tax expense	$1,334	$1,474

The effective tax rates for 2023 and 2022 were 14.7% and 13.9%, respectively.

The components of the net deferred tax asset, included in other assets, are as follows:

(dollars in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$2,563	$2,211
Nonaccrual loans	56	9
Net operating losses	540	574
Investments in pass-through entities	355	320
Unrealized losses on securities available-for-sale	4,660	5,520
Stock awards	140	117
Other accrued compensation	272	498
Deferred loan fees and costs	258	217
Lease liability	262	343
Other	49	11
	$9,155	$9,820
Deferred tax liabilities:
Premises and equipment	$606	$606
Acquisition accounting	39	49
Right of use asset	241	332
	886	987
Net deferred tax assets	$8,269	$8,833

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years prior to 2020.

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

Index
Financial instruments whose contract amounts represent credit risk were outstanding as of December 31, 2023 and December 31, 2022 were as follows:

	December 31,	December 31,
(dollars in thousands)	2023	2022
Commitments to extend credit:
Home equity lines of credit	$91,885	$87,722
Commercial real estate, construction and development loans committed but not funded	74,218	67,107
Other lines of credit (principally commercial)	47,622	51,742
Total	$213,725	$206,571

Letters of credit	$802	$904

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

In estimating the fair value of assets and liabilities, the Company relies mainly on two models. The first model, used by the Company’s bond accounting service provider, determines the fair value of securities. Securities are priced based on an evaluation of observable market data, including benchmark yield curves, reported trades, broker/dealer quotes, and issuer spreads. Pricing is also impacted by credit information about the issuer, perceived market movements, and current news events impacting the individual sectors. The second source is a third-party vendor the Company utilizes to provide fair value exit pricing for loans and interest-bearing deposits in accordance with guidance.

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

Assets Measured at Fair Value on a Recurring Basis

Debt securities with readily determinable fair values that are classified as “available-for-sale” are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all the Company’s available-for-sale securities are considered to be Level 2 securities.

The Company recognizes IRLCs at fair value. Fair value of IRLCs is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best-efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All the Company’s IRLCs are classified as Level 2.

The Company recognizes interest rate swaps on loans at fair value. The Company has contracted with a third-party vendor to provide valuations for these interest rate swaps using standard valuation techniques. All the Company’s interest rate swaps on loans are classified as Level 2.

Index
The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasury securities	$3,857	$-	$3,857	$-
Obligations of U.S. Government agencies	42,735	-	42,735	-
Obligations of state and political subdivisions	50,597	-	50,597	-
Mortgage-backed securities	81,307	-	81,307	-
Money market investments	2,047	-	2,047	-
Corporate bonds and other securities	23,735	-	23,735	-
Total available-for-sale securities	204,278	-	204,278	-
Derivatives
Interest rate lock	10	-	10	-
Interest rate swap on loans	1,249	-	1,249	-
Total assets	$205,537	$-	$205,537	$-

Liabilities:
Derivatives
Interest rate swap on loans	1,249	-	1,249	-
Total liabilities	$1,249	$-	$1,249	$-

		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Balance	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury securities	$7,671	$-	$7,671	$-
Obligations of U.S. Government agencies	42,399	-	42,399	-
Obligations of state and political subdivisions	59,384	-	59,384	-
Mortgage-backed securities	88,913	-	88,913	-
Money market investments	1,816	-	1,816	-
Corporate bonds and other securities	25,335	-	25,335	-
Total available-for-sale securities	$225,518	$-	$225,518	$-
Derivatives
Interest rate lock	23	-	23	-
Interest rate swap on loans	1,447	-	1,447	-
Total assets	$226,988	$-	$226,988	$-

Liabilities:
Derivatives
Interest rate swap on loans	1,447	-	1,447	-
Total liabilities	$1,447	$-	$1,447	$-

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances, adjustments are made to the fair value for assets and liabilities although they are not measured at fair value on an ongoing basis.

Impaired loans
Prior to the adoption of ASC 326, a loan was considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of fair value and loss associated with impaired loans can be based on the observable market price of the loan, the fair value of the collateral securing the loan, or the present value of the loan’s expected future cash flows, discounted at the loan’s effective interest rate rather than at a market rate. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable, with the vast majority of the collateral in real estate.

Index
The value of real estate collateral is determined utilizing an income, market, or cost valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company. In the case of loans with lower balances, the Company may obtain a real estate evaluation instead of an appraisal. Evaluations utilize many of the same techniques as appraisals and are typically performed by independent appraisers. Once received, appraisals and evaluations are reviewed by trained staff independent of the lending function to verify consistency and reasonability. Appraisals and evaluations are based on significant unobservable inputs, including but not limited to: adjustments made to comparable properties, judgments about the condition of the subject property, the availability and suitability of comparable properties, capitalization rates, projected income of the subject or comparable properties, vacancy rates, projected depreciation rates, and the state of the local and regional economy. The Company may also elect to make additional reductions in the collateral value based on management’s best judgment, which represents another source of unobservable inputs. Because of the subjective nature of collateral valuation, impaired loans are considered Level 3.

Impaired loans may be secured by collateral other than real estate. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). If a loan is not collateral-dependent, its impairment may be measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate. Because the loan is discounted at its effective rate of interest, rather than at a market rate, the loan is not considered to be held at fair value and is not included in the tables below. Collateral-dependent impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as part of the provision for loan losses on the Consolidated Statements of Income. As of December 31, 2023, there were no collateral dependent loans measured at fair value.

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

As of December 31, 2023 and December 31, 2022, there was no OREO that was measured at fair value.

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

		Carrying Value at December 31, 2023
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Loans
Loans held for sale	$470	$-	$470	$-

Index
		Carrying Value at December 31, 2022
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans
Mortgage loans on real estate:
Construction	$110	$-	$-	$110
Total	$110	$-	$-	$110

Loans
Loans held for sale	$421	$-	$421	$-

The following tables display quantitative information about Level 3 Fair Value Measurements as of December 31, 2022:

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Construction	$110	Market comparables	Selling costs	3.00% - 8.00% (7.25%)

FASB ASC 825, “Financial Instruments,” requires disclosure about fair value of financial instruments and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company’s assets.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2023 and December 31, 2022. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and FRB stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values for December 31, 2023 and 2022 are estimated under the exit price notion in accordance with ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

Index
The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$78,759	$78,759	$-	$-
Securities available-for-sale	204,278	-	204,278	-
Restricted securities	5,176	-	5,176	-
Loans held for sale	470	-	470	-
Loans, net	1,068,046	-	-	1,025,622
Derivatives
Interest rate lock	10	-	10	-
Interest rate swap on loans	1,249	-	1,249	-
Bank owned life insurance	35,088	-	35,088	-
Accrued interest receivable	4,921	-	4,921	-

Liabilities
Deposits	$1,230,397	$-	$1,228,477	$-
Overnight repurchase agreements	2,383	-	2,383	-
Federal Home Loan Bank advances	69,450	-	69,450	-
Long term borrowings	29,668	-	25,561	-
Derivatives
Interest rate swap on loans	1,249	-	1,249	-
Accrued interest payable	1,972	-	1,972	-

		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$19,250	$19,250	$-	$-
Securities available-for-sale	225,518	-	225,518	-
Restricted securities	3,434	-	3,434	-
Loans held for sale	421	-	421	-
Loans, net	1,016,559	-	-	996,807
Derivatives
Interest rate lock	23	-	23	-
Interest rate swap on loans	1,447	-	1,447	-
Bank owned life insurance	34,049	-	34,049	-
Accrued interest receivable	4,253	-	4,253	-

Liabilities
Deposits	$1,156,019	$-	$1,156,547	$-
Federal funds purchased	11,378	-	11,378	-
Overnight repurchase agreements	4,987	-	4,987	-
Federal Reserve Bank borrowings	46,100	-	46,100	-
Long term borrowings	29,538	-	25,539	-
Derivatives
Interest rate swap on loans	1,447	-	1,447	-
Accrued interest payable	834	-	834	-

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total, Tier 1, and common equity tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The terms Tier 1 and common equity tier 1 capital, risk-weighted assets, and average assets, as used in this note, are as defined in the applicable regulations. Management believes, as of December 31, 2023 and 2022, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2023, the most recent notification from the Comptroller categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2023 and 2022 are presented in the table below.

	2023		2022
	Regulatory		Regulatory
(dollars in thousands)	Minimums	December 31, 2023	Minimums	December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	11.45%	4.500%	10.80%
Tier 1 Capital to Risk-Weighted Assets	6.000%	11.45%	6.000%	10.80%
Total Capital to Risk-Weighted Assets	8.000%	12.46%	8.000%	11.70%
Tier 1 Leverage to Average Assets	4.000%	9.46%	4.000%	9.43%
Risk-Weighted Assets		$1,222,320		$1,177,600

The Basel III Capital Rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above. Including the capital conservation buffer, the minimum ratios are a Common Equity Tier 1 capital risk-based ratio of 7.0 percent, a Tier 1 capital risk-based ratio of 8.5 percent, and a Total capital risk-based ratio of 10.5 percent. The Bank exceeded these ratios as of December 31, 2023 and December 31, 2022.

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank and Wealth can distribute as dividends to the Company in 2024, without approval of the Comptroller, $19.8 million plus an additional amount equal to the Bank’s and Wealth’s retained net profits for 2024 up to the date of any dividend declaration.

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

Index
Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the years ended December 31 2023 and 2022 follows:

	Year Ended December 31, 2023
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$66,484	$142	$9,462	$(9,462)	$66,626
Income from fiduciary activities	-	4,632	-	-	4,632
Other income	8,390	913	200	(262)	9,241
Total operating income	74,874	5,687	9,662	(9,724)	80,499

Expenses
Interest expense	17,246	-	1,181	-	18,427
Provision for credit losses	2,601	-	-	-	2,601
Salaries and employee benefits	25,526	4,138	765	-	30,429
Other expenses	18,447	1,344	449	(262)	19,978
Total operating expenses	63,820	5,482	2,395	(262)	71,435

Income (loss) before taxes	11,054	205	7,267	(9,462)	9,064

Income tax expense (benefit)	1,754	43	(463)	-	1,334

Net income	$9,300	$162	$7,730	$(9,462)	$7,730

Capital expenditures	$1,053	$-	$-	$-	$1,053

Total assets	$1,437,603	$7,235	$137,004	$(135,460)	$1,446,382

	Year Ended December 31, 2022
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$47,963	$80	$10,873	$(10,873)	$48,043
Income from fiduciary activities	-	4,097	-	-	4,097
Other income	8,307	1,162	200	(261)	9,408
Total operating income	56,270	5,339	11,073	(11,134)	61,548

Expenses
Interest expense	2,424	-	1,181	-	3,605
Provision for credit losses	1,706	-	-	-	1,706
Salaries and employee benefits	22,751	3,613	691	-	27,055
Other expenses	17,135	1,164	562	(261)	18,600
Total operating expenses	44,016	4,777	2,434	(261)	50,966

Income before taxes	12,254	562	8,639	(10,873)	10,582

Income tax expense (benefit)	1,822	121	(469)	-	1,474

Net income	$10,432	$441	$9,108	$(10,873)	$9,108

Capital expenditures	$1,341	$13	$-	$-	$1,354

Total assets	$1,347,151	$7,048	$128,849	$(127,713)	$1,355,335

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains or losses.

Index
Both the Parent and Wealth maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers. These transactions are eliminated to reach consolidated totals.

The Company operates in one geographical area and does not have a single external customer from which it derives 10 percent or more of its revenues.

Note 17. Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

Balance Sheets	December 31,
(dollars in thousands)	2023	2022
Assets
Cash and cash equivalents	$3,977	$12,255
Investment in common stock of subsidiaries	131,219	115,303
Other assets	1,808	1,291
Total assets	$137,004	$128,849

Liabilities and Stockholders’ Equity
Other borrowings	$29,668	$29,538
Other liability	558	577
Common stock	24,932	24,761
Additional paid-in capital	17,099	16,593
Retained earnings	82,277	78,147
Accumulated other comprehensive loss	(17,530)	(20,767)
Total liabilities and stockholders’ equity	$137,004	$128,849

Statements of Income	Years Ended December 31,
(dollars in thousands)	2023	2022
Income:
Dividends from subsidiary	$3,000	$3,250
Other income	200	200
Total income	3,200	3,450

Expenses:
Salary and benefits	765	691
Subordinated debt	1,181	1,181
Legal expenses	174	298
Service fees	146	142
Other operating expenses	129	122
Total expenses	2,395	2,434
Income before income taxes and equity in undistributed net income of subsidiaries	805	1,016
Income tax benefit	(463)	(469)
	1,268	1,485
Equity in undistributed net income of subsidiaries	6,462	7,623
Net income	$7,730	$9,108

Index
Statements of Cash Flows	Years Ended December 31,
(dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$7,730	$9,108
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(6,462)	(7,623)
Amortization of subordinated debt issuance costs	130	131
Stock compensation expense	46	37
Increase in other assets	(17)	(104)
Decrease in other liabilities	(19)	(140)
Net cash provided by operating activities	1,408	1,409

Cash flows from investing activities:
Cash distributed to subsidiary	(7,000)	-
Net cash used in investing activities	(7,000)	-

Cash flows from financing activities:
Proceeds from sale of stock	131	129
Repurchase and retirement of common stock	-	(6,655)
Cash dividends paid on common stock	(2,817)	(2,640)
Net cash used in financing activities	(2,686)	(9,166)

Net decrease in cash and cash equivalents	(8,278)	(7,757)

Cash and cash equivalents at beginning of year	12,255	20,012
Cash and cash equivalents at end of year	$3,977	$12,255
Note 18. Subsequent Events

On January 31, 2024, the Company announced a strategic alliance with Tidewater Home Funding, LLC based in Chesapeake, Virginia. As a part of this alliance, the Company will transition the processing of mortgage loans to Tidewater Home Funding. The Company will maintain the branding of its mortgage division as Old Point Mortgage and will continue to underwrite and service select portfolio mortgage products through its retail and private banking arms. This alliance will also allow the Company to expand its mortgage product offerings.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders (the 2024 Proxy Statement) to be held on May 28, 2024.

Index
Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 with respect to the directors of the Company is set forth under the caption “Proposal One – Election of Directors” in the 2024 Proxy Statement and is incorporated herein by reference.
The information concerning the executive officers of the Company required by this Item 10 is included in Part I of this report on Form 10-K under the caption “Information about Our Executive Officers.”
The information concerning delinquent Section 16(a) reports required by this Item 10 is set forth under the caption “Delinquent Section 16(a) Reports” in the 2024 Proxy Statement and is incorporated herein by reference.
The information regarding the Company’s Audit Committee and its Audit Committee Financial Expert required by this Item 10 is set forth under the caption “Board Committees and Attendance – Audit Committee” in the 2024 Proxy Statement and is incorporated herein by reference.
The Company has a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors, officers, employees, and principal stockholders.
A copy of the Code of Ethics will be provided free of charge, upon written request made to the Company’s secretary at 101 East Queen Street, Hampton, Virginia 23669 or by calling (757) 728-1200. The Code of Ethics is also posted on the Company’s website at www.oldpoint.com, under “Investor Relations” and then “Governance Documents." The Company intends to satisfy the disclosure requirements of Form 8-K with respect to waivers of or amendments to the Code of Ethics with respect to certain officers of the Company by posting such disclosures on its website under “Waivers of or amendments to the Code of Ethics.” The Company may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

Item 11.	Executive Compensation

The information required by this Item 11 set forth under the caption “Executive Compensation,” in the 2024 Proxy Statement is incorporated herein by reference. The information required by this Item 11 regarding director compensation contained in the 2024 Proxy Statement under the caption “Director Compensation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2024 Proxy Statement is incorporated herein by reference.
The information required by this Item 12 set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 set forth under the caption “Interest of Management in Certain Transactions” in the 2024 Proxy Statement is incorporated herein by reference.
The information required by this Item 13 regarding director independence set forth under the caption “Board Committees and Attendance” in the 2024 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 set forth under the captions “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy” in the 2024 Proxy Statement is incorporated herein by reference.

Index
Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)     Consolidated Financial Statements
The following Consolidated Financial Statements and reports are included in Part II, Item 8, of this report on Form 10-K.
Report of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.) (PCAOB ID Number 613)
Consolidated Balance Sheets – December 31, 2023 and 2022
Consolidated Statements of Income – Years Ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2023 and 2022
Consolidated Statements of Changes in Stockholders' Equity – Years Ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows – Years Ended December 31, 2023 and 2022
Notes to Consolidated Financial Statements

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

10.16
Membership Interest Purchase Agreement dated January 13, 2017 between Tidewater Mortgage Services, Inc. and The Old Point National Bank of Phoebus (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 20, 2017)

Index
10.22*
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Robert F. Shuford, Jr. (incorporated by reference to Exhibit 10.22 to Form 8-K filed February 28, 2018)

10.23*
Amendment to the Employment Agreement, dated December 15, 2023, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Robert F. Shuford, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 15, 2023)

10.24*
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Joseph R. Witt (incorporated by reference to Exhibit 10.24 to Form 8-K filed February 28, 2018)

10.25*
Amendment to the Employment Agreement, dated December 15, 2023, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Joseph R. Witt (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 15, 2023)

10.26*
Change of Control Severance Agreement, dated as of February 22, 2018, by and between The Old Point National Bank of Phoebus and Donald S. Buckless (incorporated by reference to Exhibit 10.26 to Form 10-K filed March 16, 2018)

10.27*
Change of Control Severance Agreement, dated December 15, 2023, by and between The Old Point National Bank of Phoebus and Paul M. Pickett (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 15, 2023)

10.28*
Form of Time-Based Restricted Stock Agreement (cliff vesting) (approved March 29, 2018) for awards to certain employees under the Old Point Financial Corporation 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.28 to Form 8-K filed April 3, 2018)

10.29*
Form of Time-Based Restricted Stock Agreement (cliff vesting) (approved March 29, 2018) for awards to certain non-employee directors under the Old Point Financial Corporation 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.29 to Form 8-K filed April 3, 2018)

10.31*
Change of Control Severance Agreement, dated as of October 30, 2019, by and between The Old Point National Bank of Phoebus and Thomas Hotchkiss (incorporated by reference to Exhibit 10.31 to Form 10-K filed on March 16, 2020)

10.32*
Change of Control Severance Agreement, dated as of December 31, 2019, by and between The Old Point National Bank of Phoebus and Susan R. Ralston (incorporated by reference to Exhibit 10.32 to Form 10-K filed on March 16, 2020)

10.33	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 16, 2021)

10.34*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with The Northwestern Mutual Life Insurance Company and Massachusetts Mutual Life Insurance Company entered into with Donald S. Buckless and A. Eric Kauders, Jr.

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-K filed March 30, 2005)

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Old Point Dodd-Frank Clawback Policy

101
The following materials from Old Point Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Indicates Management contract

Index
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.,
Chairman, President & Chief Executive Officer

Date: April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert F. Shuford, Jr.	Chairman, President & Chief Executive Officer and Director
Robert F. Shuford, Jr.	Principal Executive Officer

Date: April 1, 2024

/s/Paul M. Pickett	Chief Financial Officer & Senior Vice President/Finance
Paul M. Pickett	Principal Financial & Accounting Officer

Date: April 1, 2024

/s/Stephen C. Adams	Director
Stephen C. Adams

Date: April 1, 2024

/s/Sarah B. Castleberry	Director
Sarah B. Castleberry

Date: April 1, 2024

Index
/s/Michael A. Glasser	Director
Michael A. Glasser

Date: April 1, 2024

/s/ John Cabot Ishon	Director
John Cabot Ishon

Date: April 1, 2024

/s/ William F. Keefe IV	Director
William F. Keefe IV

Date: April 1, 2024

/s/ Tom B. Langley	Director
Tom B. Langley

Date: April 1, 2024

/s/ Robert F. Shuford, Sr.	Director
Robert F. Shuford, Sr.

Date: April 1, 2024

/s/ Rebekah Ellen Clark Thacker	Director
Rebekah Ellen Clark Thacker

Date: April 1, 2024

/s/ Elizabeth S. Wash	Director
Elizabeth S. Wash

Date: April 1, 2024

/s/ Joseph R. Witt	Director
Joseph R. Witt

Date: April 1, 2024