Form 10-Q
period 2024-03-31
OLD POINT FINANCIAL CORP
filed 2024-05-14
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of the registrant’s common stock, ($5.00 par value per share) as of May 9, 2024 was 5,075,596 shares.

OLD POINT FINANCIAL CORPORATION
FORM 10-Q

GLOSSARY OF ACRONYMS AND DEFINED TERMS

2023 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
ACL	Allowance for Credit Losses
ACLL	Allowance for Credit Losses on Loans, a component of ACL
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLR	Community Bank Leverage Ratio Framework
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
IRLC	Interest Rate Lock Commitments
NIM	Net Interest Margin
Notes	The Company’s 3.50% fixed-to-floating rate subordinated notes due 2031
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
ROE	Return on Average Equity
SEC	U.S. Securities and Exchange Commission
SOFR	Secured overnight financing rate
TDR	Troubled Debt Restructuring
Wealth	Old Point Trust & Financial Services N.A.

Index
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
(dollars in thousands, except per share amounts)	2024	2023
Assets	(unaudited)

Cash and due from banks	$16,427	$14,731
Interest-bearing due from banks	75,584	63,539
Federal funds sold	1,300	489
Cash and cash equivalents	93,311	78,759
Securities available-for-sale, at fair value	199,798	204,278
Restricted securities, at cost	5,239	5,176
Loans held for sale	-	470
Loans, net	1,055,955	1,068,046
Premises and equipment, net	30,178	29,913
Premises and equipment, held for sale	344	344
Bank-owned life insurance	35,353	35,088
Goodwill	1,650	1,650
Core deposit intangible, net	176	187
Other assets	23,485	22,471
Total assets	$1,445,489	$1,446,382

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$355,140	$331,992
Savings deposits	632,696	655,694
Time deposits	240,433	242,711
Total deposits	1,228,269	1,230,397
Overnight repurchase agreements	1,684	2,383
Federal Home Loan Bank advances	69,450	69,450
Subordinated notes	29,701	29,668
Accrued expenses and other liabilities	8,755	7,706
Total liabilities	1,337,859	1,339,604

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,040,391 and 5,040,095 shares outstanding (includes 51,169 and 53,660 of nonvested restricted stock, respectively)	24,946	24,932
Additional paid-in capital	17,193	17,099
Retained earnings	83,289	82,277
Accumulated other comprehensive loss, net	(17,798)	(17,530)
Total stockholders’ equity	107,630	106,778
Total liabilities and stockholders’ equity	$1,445,489	$1,446,382

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
	March 31,
(unaudited, dollars in thousands, except per share amounts)	2024	2023
Interest and dividend income:
Loans, including fees	$14,544	$13,041
Due from banks	799	64
Federal funds sold	9	6
Securities:
Taxable	1,798	1,764
Tax-exempt	139	212
Dividends and interest on all other securities	94	66
Total interest and dividend income	17,383	15,153

Interest expense:
Checking and savings deposits	2,597	854
Time deposits	2,172	537
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	1	37
Federal Home Loan Bank advances	778	295
Long-term borrowings	295	617
Total interest expense	5,843	2,340
Net interest income	11,540	12,813
Provision for credit losses	80	376
Net interest income after provision for credit losses	11,460	12,437

Noninterest income:
Fiduciary and asset management fees	1,192	1,116
Service charges on deposit accounts	758	753
Other service charges, commissions and fees	883	1,109
Bank-owned life insurance income	265	254
Mortgage banking income	16	95
Gain on sale of repossessed assets	22	-
Other operating income	86	94
Total noninterest income	3,222	3,421

Noninterest expense:
Salaries and employee benefits	7,831	7,363
Occupancy and equipment	1,173	1,195
Data processing	1,315	1,179
Customer development	55	113
Professional services	585	673
Employee professional development	211	234
Other taxes	261	213
ATM and other losses	231	255
Other operating expenses	1,041	943
Total noninterest expense	12,703	12,168
Income before income taxes	1,979	3,690
Income tax expense	262	607
Net income	$1,717	$3,083

Basic Earnings per Share:
Weighted average shares outstanding	5,039,819	4,999,887
Net income per share of common stock	$0.34	$0.62

Diluted Earnings per Share:
Weighted average shares outstanding	5,039,876	5,000,020
Net income per share of common stock	$0.34	$0.62

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(unaudited, dollars in thousands)	2024	2023

Net income	$1,717	$3,083
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	(268)	2,332
Other comprehensive income (loss), net of tax	(268)	2,332
Comprehensive income	$1,449	$5,415

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited dollars in thousands, except per share amounts)	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2023	4,986,435	$24,932	$17,099	$82,277	$(17,530)	$106,778
Net income	-	-	-	1,717	-	1,717
Other comprehensive loss, net of tax	-	-	-	-	(268)	(268)
Employee Stock Purchase Plan share issuance	2,026	10	23	-	-	33
Restricted stock vested	761	4	(4)	-	-	-
Share-based compensation expense	-	-	75	-	-	75
Cash dividends ($0.14 per share)	-	-	-	(705)	-	(705)
Balance at March 31, 2024	4,989,222	$24,946	$17,193	$83,289	$(17,798)	$107,630

Balance at December 31, 2022	4,952,094	$24,761	$16,593	$78,147	$(20,767)	$98,734
Net income	-	-	-	3,083	-	3,083
Other comprehensive income, net of tax	-	-	-	-	2,332	2,332
Impact of adoption of new accounting pronouncement	-	-	-	(991)	-	(991)
Employee Stock Purchase Plan share issuance	1,248	6	27	-	-	33
Share-based compensation expense	-	-	107	-	-	107
Cash dividends ($0.14 per share)	-	-	-	(700)	-	(700)
Balance at March 31, 2023	4,953,342	$24,767	$16,727	$79,539	$(18,435)	$102,598

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(unaudited, dollars in thousands)	2024	2023
Operating activities:
Net income	$1,717	$3,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	534	534
Amortization of right of use lease asset	91	101
Accretion related to acquisition, net	11	11
Amortization of subordinated debt issuance costs	33	32
Provision for credit losses	80	376
Net amortization of securities	154	186
Decrease in loans held for sale, net	470	96
Net gain on write-down/sale of repossessed assets	(22)	-
Income from bank owned life insurance	(265)	(254)
Stock compensation expense	75	107
(Increase) decrease in other assets	(147)	621
Increase (decrease) in accrued expenses and other liabilities	1,047	(1,392)
Net cash provided by operating activities	3,778	3,501

Investing activities:
Purchases of available-for-sale securities	(1,230)	(1,145)
Purchase of restricted securities, net	(63)	(1,045)
Proceeds from maturities and paydowns of available-for-sale securities	570	-
Proceeds from sales of available-for-sale securities	450	1,300
Paydowns on available-for-sale securities	4,197	4,216
Net decrease (increase) in loans held for investment	11,148	(54,359)
Purchases of premises and equipment	(799)	(130)
Net cash provided by (used in) investing activities	14,273	(51,163)

Financing activities:
Increase (decrease) in noninterest-bearing deposits	23,148	(13,422)
(Decrease) increase in savings deposits	(22,998)	44,956
(Decrease) increase in time deposits	(2,278)	12,062
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(699)	(11,848)
Increase in Federal Home Loan Bank advances	34,200	145,500
Repayment of Federal Home Loan Bank advances	(34,200)	(119,100)
Proceeds from Employee Stock Purchase Plan issuance	33	33
Cash dividends paid on common stock	(705)	(700)
Net cash (used in) provided by financing activities	(3,499)	57,481

Net increase in cash and cash equivalents	14,552	9,819
Cash and cash equivalents at beginning of period	78,759	19,250
Cash and cash equivalents at end of period	$93,311	$29,069

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$6,007	$2,417

Supplemental schedule of noncash transactions
Unrealized gain (loss) on securities available-for-sale	$(339)	$2,952
Loans transferred to repossessed assets	$865	$-
Impact of adoption of ASC 326	$-	$991

See accompanying notes to consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

The Company
Headquartered in Hampton, Virginia, Old Point Financial Corporation (NASDAQ: OPOF) (the Company) is a holding company that conducts substantially all of its operations through two wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services, N.A. (Wealth). The Bank serves individual and commercial customers, the majority of which are in the Hampton Roads region of Virginia. As of March 31, 2024, the Bank had 14 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Wealth offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, and its wholly-owned subsidiaries, the Bank and Wealth. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the related statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2023 Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

Estimates
In preparing Consolidated Financial Statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Balance Sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL and evaluation of goodwill for impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.

Reclassification
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. None of these reclassifications are considered material and did not affect net income or total equity.

Recent Accounting Pronouncements
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

Index
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

Note 2. Securities

The Company’s debt securities all of which are classified as available for sale, are summarized as follows:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$4,060	$-	$(216)	$3,844
Obligations of U.S. Government agencies	40,097	259	(490)	39,866
Obligations of state and political subdivisions	58,020	10	(7,972)	50,058
Mortgage-backed securities	89,823	17	(10,712)	79,128
Money market investments	2,827	-	-	2,827
Corporate bonds and other securities	27,500	-	(3,425)	24,075
	$222,327	$286	$(22,815)	$199,798

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$4,068	$-	$(211)	$3,857
Obligations of U.S. Government agencies	43,233	167	(665)	42,735
Obligations of state and political subdivisions	58,292	13	(7,708)	50,597
Mortgage-backed securities	91,328	84	(10,105)	81,307
Money market investments	2,047	-	-	2,047
Corporate bonds and other securities	27,500	-	(3,765)	23,735
	$226,468	$264	$(22,454)	$204,278

Index
The amortized cost and fair value of securities at March 31, 2024 and December 31, 2023, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2024
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$4,227	$4,195
Due after one year through five years	20,528	18,941
Due after five through ten years	54,655	47,257
Due after ten years	142,917	129,405
	$222,327	$199,798

	December 31, 2023
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$3,617	$3,588
Due after one year through five years	12,962	12,178
Due after five through ten years	63,248	54,806
Due after ten years	146,641	133,706
	$226,468	$204,278

The Company did not record any gains or losses on the sale of investment securities during the three months ended March 31, 2024 and 2023, respectively.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an ACL has not been recorded as of March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	March 31, 2024
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value	Securities
U.S. Treasury securities	$-	$-	$216	$3,844	$216	$3,844	1
Obligations of U.S. Government agencies	43	8,009	447	18,975	490	26,984	39
Obligations of state and political subdivisions	-	-	7,972	49,060	7,972	49,060	42
Mortgage-backed securities	169	4,281	10,543	70,182	10,712	74,463	39
Corporate bonds and other securities	-	-	3,425	23,075	3,425	23,075	23
Total securities available-for-sale	$212	$12,290	$22,603	$165,136	$22,815	$177,426	144

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value	Securities
U.S. Treasury securities	$-	$-	$211	$3,857	$211	$3,857	1
Obligations of U.S. Government agencies	91	8,803	574	22,817	665	31,620	43
Obligations of state and political subdivisions	-	-	7,708	49,597	7,708	49,597	43
Mortgage-backed securities	96	4,423	10,009	73,347	10,105	77,770	40
Corporate bonds and other securities	-	-	3,765	22,735	3,765	22,735	23
Total securities available-for-sale	$187	$13,226	$22,267	$172,353	$22,454	$185,579	150

The number of investments in an unrealized loss position as of March 31, 2024 and December 31, 2023 were 144 and 150, respectively. The Company concluded no ACL should be recognized as of March 31, 2024 and December 31, 2023 based primarily on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s state and political subdivision securities are rated AA or better and the Company receives a surveillance report that is reviewed quarterly for indications of credit concerns. The Company’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments. The Company’s corporate bonds and other securities portfolio issuers consist of bank holding companies that are monitored on a quarterly basis by the Company’s credit department for indications of declining credit quality.

Index
Restricted Stock
The restricted stock category is comprised of stock in FHLB, FRB, and CBB. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and the securities lack a market. Therefore, FHLB, FRB, and CBB stock are carried at cost and evaluated for impairment. When evaluating these stocks for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Restricted stock is viewed as a long-term investment and management believes that the Company has the ability and the intent to hold this stock until its value is recovered. The Company did not consider its investment in restricted stock to be impaired at March 31, 2024 and no impairment has been recognized.

Note 3. Loans and the Allowance for Credit Losses on Loans

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Mortgage loans on real estate:
Residential 1-4 family	$190,184	$188,517
Commercial - owner occupied	153,815	156,466
Commercial - non-owner occupied	289,183	285,250
Multifamily	29,506	29,207
Construction and land development	109,971	107,179
Second mortgages	9,891	10,148
Equity lines of credit	57,880	55,981
Total mortgage loans on real estate	840,430	832,748
Commercial and industrial loans	57,195	64,112
Consumer automobile loans	148,277	160,437
Other consumer loans	19,555	19,718
Other (1)	2,446	3,237
Total loans, net of deferred fees (2)	1,067,903	1,080,252
Less: Allowance for credit losses on loans	11,948	12,206
Loans, net of allowance and deferred fees (2)	$1,055,955	$1,068,046

(1)
Overdrawn accounts are reclassified as loans and included in the Other category in the table above.  Overdrawn deposit accounts, excluding internal use accounts, totaled $423 thousand and $244 thousand at March 31, 2024 and December 31, 2023, respectively.

(2)	Net deferred loan costs totaled $1.3 million on March 31, 2024 and $1.2 million on December 31, 2023.

All classes of loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Interest and fees continue to accrue on past due loans until the date the loan is placed in nonaccrual status, if applicable. The following table includes an aging analysis of the recorded investment in past due loans as of the dates indicated. Also included in the table below are loans that are 90 days or more past due as to interest and principal and still accruing interest, because they are well-secured and in the process of collection. The following tables show the aging of the Company’s loan portfolio, by class, as of March 31, 2024 and December 31, 2023.

Index
Age Analysis of Past Due Loans as of March 31, 2024

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$280	$44	$-	$139	$189,718	$190,184
Commercial - owner occupied	-	-	-	-	153,815	153,815
Commercial - non-owner occupied	-	-	92	-	289,091	289,183
Multifamily	-	-	-	-	29,506	29,506
Construction and land development	-	-	-	-	109,971	109,971
Second mortgages	49	-	61	-	9,781	9,891
Equity lines of credit	50	-	-	45	57,784	57,880
Total mortgage loans on real estate	$379	$44	$153	$184	$839,666	$840,430
Commercial and industrial loans	271	-	193	-	56,731	57,195
Consumer automobile loans	2,325	585	473	10	144,894	148,277
Other consumer loans	675	95	59	-	18,726	19,555
Other	56	-	-	-	2,390	2,446
Total	$3,706	$724	$878	$194	$1,062,407	$1,067,903

Age Analysis of Past Due Loans as of December 31, 2023

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$1,194	$-	$368	$142	$186,813	$188,517
Commercial - owner occupied	100	-	322	-	156,044	156,466
Commercial - non-owner occupied	-	896	-	-	284,354	285,250
Multifamily	-	-	-	-	29,207	29,207
Construction and land development	-	-	-	-	107,179	107,179
Second mortgages	160	6	-	-	9,982	10,148
Equity lines of credit	205	-	-	46	55,730	55,981
Total mortgage loans on real estate	$1,659	$902	$690	$188	$829,309	$832,748
Commercial and industrial loans	527	427	306	-	62,852	64,112
Consumer automobile loans	3,254	706	661	-	155,816	160,437
Other consumer loans	634	264	123	-	18,697	19,718
Other	29	-	-	-	3,208	3,237
Total	$6,103	$2,299	$1,780	$188	$1,069,882	$1,080,252

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccrual column and not also in its respective past due column.

Index
The following table shows the Company’s amortized cost basis of loans on nonaccrual status as of March 31, 2024 and December 31, 2023. All nonaccrual loans had an ACLL as of March 31, 2024 and December 31, 2023.

	Nonaccrual
(dollars in thousands)	March 31, 2024	December 31, 2023
Mortgage loans on real estate:
Residential 1-4 family	$139	$142
Commercial - non-owner occupied	-	-
Second mortgages	-	-
Equity lines of credit	45	46
Total mortgage loans on real estate	184	188
Commercial and industrial loans	-	-
Consumer automobile loans	10	-
Other consumer loans	-	-
Total	$194	$188

The Company’s loan portfolio may include certain loans modified, where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company closely monitors the performance of modified loans to understand the effectiveness of modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. The Company did not grant any such modifications during the three months ended March 31, 2024 and March 31, 2023.

Allowance for Credit Losses on Loans

ACLL is a material estimate for the Company. The Company estimates its ACLL on a quarterly basis. The Company models the ACLL using two primary segments, commercial and consumer. Within each segment, loan classes are further identified based on similar risk characteristics. The Company has identified the following classes within each segment:

●	Commercial: commercial and industrial, real estate - construction and land development, real estate – commercial (owner occupied and non-owner occupied), and other loans
●	Consumer: real estate - mortgage, and consumer loans

Each portfolio class has risk characteristics as follows:

●
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

●
Real estate - commercial (owner occupied and non-owner occupied): Commercial real estate loans carry risks associated with the successful operation of a business if owner occupied. If non-owner occupied, the repayment of these loans may be dependent upon the profitability and cash flow from rent receipts.

●	Real estate - mortgage: Residential mortgage loans and equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.
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

Index
The following tables presents the activity in the ACLL by portfolio class for the three months ended March 31, 2024 and March 31, 2023.

Allowance for Credit Losses and Recorded Investment in Loans
For the Three Months ended March 31, 2024

(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Land Development	Real Estate - Mortgage (1)	Real Estate - Commercial (2)	Consumer (3)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$573	$982	$2,904	$5,742	$1,827	$178	$-	$12,206
Charge-offs	-	-	-	-	(462)	(32)	-	(494)
Recoveries	4	-	13	11	123	7	-	158
Provision for loan losses	(91)	33	(72)	(129)	294	43	-	78
Ending Balance	$486	$1,015	$2,845	$5,624	$1,782	$196	$-	$11,948

For the Three Months Ended March 31, 2023

(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial (2)	Consumer (3)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526
Day 1 impact of adoption of CECL	(11)	19	87	1,048	(365)	(137)	-	641
Charge-offs	-	-	-	-	(377)	(72)	-	(449)
Recoveries	8	-	11	-	237	14	-	270
Provision for loan losses	(6)	82	199	70	81	143	(6)	563
Ending Balance	$664	$653	$2,872	$5,617	$1,641	$104	$-	$11,551

(1)	The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2)	The real estate-commercial segment included commercial-owner occupied and commercial non-owner occupied.
(3)	The consumer segment includes consumer automobile loans.

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Provision for credit losses:
Provision for loans	$78	$563
Provison for (recovery of) unfunded commitments	2	(187)
Total	$80	$376

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

The Company’s internally assigned risk grades are as follows:

●	Pass: Loans are of acceptable risk.
●	Other Assets Especially Mentioned (OAEM): Loans have potential weaknesses that deserve management’s close attention.
●	Substandard: Loans reflect significant deficiencies due to several adverse trends of a financial, economic, or managerial nature.
●
Doubtful: Loans have all the weaknesses inherent in a substandard loan with added characteristics that make collection or liquidation in full based on currently existing facts, conditions, and values highly questionable or improbable.

●	Loss: Loans have been identified for charge-off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

Index
The following tables present credit quality exposures by internally assigned risk ratings originated as of the dates indicated:

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Construction and land development
Pass	$7,703	$37,156	$33,585	$25,750	$3,095	$561	$2,121	$109,971
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction and land development	$7,703	$37,156	$33,585	$25,750	$3,095	$561	$2,121	$109,971

Commercial real estate - owner occupied
Pass	$423	$11,214	$34,968	$20,108	$13,443	$66,123	$3,870	$150,149
OAEM	-	-	-	-	-	2,827	750	3,577
Substandard	-	-	-	-	-	89	-	89
Total commercial real estate - owner occupied	$423	$11,214	$34,968	$20,108	$13,443	$69,039	$4,620	$153,815

Commercial real estate - non-owner occupied
Pass	$3,802	$31,415	$52,870	$95,747	$38,377	$63,915	$2,271	$288,397
OAEM	-	-	-	-	-	786	-	786
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$3,802	$31,415	$52,870	$95,747	$38,377	$64,701	$2,271	$289,183

Commercial and industrial
Pass	$763	$15,494	$17,561	$3,897	$1,357	$4,590	$13,533	$57,195
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial and industrial	$763	$15,494	$17,561	$3,897	$1,357	$4,590	$13,533	$57,195

Multifamily real estate
Pass	$-	$6,542	$2,092	$2,134	$599	$14,818	$3,321	$29,506
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multifamily real estate	$-	$6,542	$2,092	$2,134	$599	$14,818	$3,321	$29,506

Residential 1-4 family
Pass	$2,508	$30,437	$42,352	$36,680	$26,018	$63,752	$55,682	$257,429
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	341	45	140	-	526
Total residential 1-4 family	$2,508	$30,437	$42,352	$37,021	$26,063	$63,892	$55,682	$257,955

Consumer - automobile
Pass	$4,861	$47,701	$75,758	$11,189	$3,536	$5,232	$-	$148,277
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - automobile	$4,861	$47,701	$75,758	$11,189	$3,536	$5,232	$-	$148,277

Consumer - other
Pass	$156	$289	$483	$309	$65	$15,572	$2,681	$19,555
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - other	$156	$289	$483	$309	$65	$15,572	$2,681	$19,555

Other
Pass	$979	$-	$-	$292	$-	$1,175	$-	$2,446
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	$979	$-	$-	$292	$-	$1,175	$-	$2,446

Total loans
Pass	$21,195	$180,248	$259,669	$196,106	$86,490	$235,738	$83,479	$1,062,925
OAEM	-	-	-	-	-	3,613	750	4,363
Substandard	-	-	-	341	45	229	-	615
Total loans	$21,195	$180,248	$259,669	$196,447	$86,535	$239,580	$84,229	$1,067,903

Index
	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Construction and land development
Pass	$40,168	$36,581	$25,770	$3,630	$297	$285	$448	$107,179
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction and land development	$40,168	$36,581	$25,770	$3,630	$297	$285	$448	$107,179

Commercial real estate - owner occupied
Pass	$10,145	$33,720	$21,058	$13,708	$12,025	$56,978	$5,680	$153,314
OAEM	-	-	-	-	77	2,985	-	3,062
Substandard	-	-	-	-	-	90	-	90
Total commercial real estate - owner occupied	$10,145	$33,720	$21,058	$13,708	$12,102	$60,053	$5,680	$156,466

Commercial real estate - non-owner occupied
Pass	$31,539	$53,217	$96,755	$38,704	$10,517	$51,451	$2,263	$284,446
OAEM	-	-	-	-	804	-	-	804
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$31,539	$53,217	$96,755	$38,704	$11,321	$51,451	$2,263	$285,250

Commercial and industrial
Pass	$18,248	$21,698	$4,300	$1,691	$2,192	$2,075	$13,908	$64,112
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial and industrial	$18,248	$21,698	$4,300	$1,691	$2,192	$2,075	$13,908	$64,112

Multifamily real estate
Pass	$6,568	$3,841	$2,151	$605	$5,955	$9,005	$1,082	$29,207
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multifamily real estate	$6,568	$3,841	$2,151	$605	$5,955	$9,005	$1,082	$29,207

Residential 1-4 family
Pass	$27,497	$41,062	$39,937	$26,368	$13,009	$52,148	$54,087	$254,108
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	350	46	142	-	538
Total residential 1-4 family	$27,497	$41,062	$39,937	$26,718	$13,055	$52,290	$54,087	$254,646

Consumer - automobile
Pass	$52,750	$83,885	$13,184	$4,152	$1,618	$4,848	$-	$160,437
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - automobile	$52,750	$83,885	$13,184	$4,152	$1,618	$4,848	$-	$160,437

Consumer - other
Pass	$323	$765	$330	$109	$11	$16,089	$2,091	$19,718
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - other	$323	$765	$330	$109	$11	$16,089	$2,091	$19,718

Other
Pass	$1,620	$-	$292	$-	$-	$1,325	$-	$3,237
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	$1,620	$-	$292	$-	$-	$1,325	$-	$3,237

Total loans
Pass	$188,858	$274,769	$203,777	$88,967	$45,624	$194,204	$79,559	$1,075,758
OAEM	-	-	-	-	881	2,985	-	3,866
Substandard	-	-	-	350	46	232	-	628
Total loans	$188,858	$274,769	$203,777	$89,317	$46,551	$197,421	$79,559	$1,080,252

Index
The following tables detail the current period gross charge-offs of loans by year of origination for the three months ended March 31, 2024 and March 31, 2023:

	March 31, 2024
	Current Period Charge-offs by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer - automobile	$-	$79	$266	$102	$3	$10	$-	$460
Consumer - other	-	-	-	-	-	2	-	2
Other (1)	32	-	-	-	-	-	-	32
Total	$32	$79	$266	$102	$3	$12	$-	$494
(1)	Gross charge-offs of other loans for the three months ended March 31, 2024 included $32 thousand of demand deposit overdrafts that originated in 2024.

	March 31, 2023
	Current Period Charge-offs by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer - automobile	$-	$192	$114	$34	$4	$29	$-	$373
Consumer - other	-	-	2	-	-	2	-	4
Other (1)	72	-	-	-	-	-	-	72
Total	$72	$192	$116	$34	$4	$31	$-	$449
(1)	Gross charge-offs of other loans for the three months ended March 31, 2023 included $72 thousand of demand deposit overdrafts that originated in 2023.

As of March 31, 2024 and December 31, 2023, the Company had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.

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

The right-of-use asset and lease liability are included in “Other Assets” and “Other Liabilities”, respectively, in the Consolidated Balance Sheets. There were no new leases executed during the three months ended March 31, 2024. The following tables present information about the Company’s leases:

(dollars in thousands)	March 31, 2024	December 31, 2023
Lease liabilities	$1,149	$1,248
Right-of-use assets	$1,057	$1,148
Weighted average remaining lease term	3.17 years	3.37 years
Weighted average discount rate	3.10%	3.06%

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Operating lease cost	$106	$101
Total lease cost	$106	$101

Cash paid for amounts included in the measurement of lease liabilities	$108	$91

Index
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:
As of
(dollars in thousands)	March 31, 2024
Nine months ending December 31, 2024	$315
Twelve months ending December 31, 2025	382
Twelve months ending December 31, 2026	278
Twelve months ending December 31, 2027	208
Thereafter	24
Total undiscounted cash flows	$1,207
Discount	(58)
Lease liabilities	$1,149

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

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. As of March 31, 2024 and December 31, 2023, the remaining credit available from these lines totaled $90.0 million and $90.0 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $361.8 million and $362.1 million as of March 31, 2024 and December 31, 2023, respectively.

The following table presents total short-term borrowings as of the dates indicated:

(dollars in thousands)	March 31, 2024	December 31, 2023
Federal funds purchased	$-	$-
Overnight repurchase agreements	1,684	2,383
Federal Home Loan Bank advances	39,450	9,450
Total short-term borrowings	$41,134	$11,833

Maximum month-end outstanding balance (year-to-date)	$41,682	$84,360
Average outstanding balance during the period	$42,200	$53,466
Average interest rate (year-to-date)	4.73%	4.90%
Average interest rate at end of period	5.66%	5.65%

Long-Term Borrowings
The Company had long-term FHLB advances totaling $30.0 million outstanding at March 31, 2024 with scheduled maturities through November 27, 2026 and rates ranging from 4.01% to 4.28%. The Company had long-term FHLB advances totaling $60.0 million outstanding at December 31, 2023 with scheduled maturities through November 29, 2028 and rates ranging from 3.37% to 4.28%.

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

Index
Financial instruments whose contract amounts represent credit risk were outstanding as of March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Commitments to extend credit:
Home equity lines of credit	$93,118	$91,885
Commercial real estate, construction and development loans committed but not funded	79,960	74,218
Other lines of credit (principally commercial)	49,360	47,622
Total	$222,438	$213,725

Letters of credit	$872	$802

Note 7. Share-Based Compensation

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

Employee Stock Purchase Plan
Under the Company’s ESPP, substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and was set at 5% for 2023 and for the first three months of 2024.

Total stock purchases under the ESPP amounted to 2,026 shares during the three months ended March 31, 2024. At March 31, 2024, the Company had 212,327 remaining shares reserved for issuance under the ESPP.

Incentive Stock Plan
The Incentive Stock Plan permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of March 31, 2024, only restricted stock had been granted under the Incentive Stock Plan.

Restricted stock activity for the three months ended March 31, 2024 and March 31, 2023 is summarized below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, December 31, 2023	53,660	$22.32
Vested	(761)	22.35
Forfeited	(1,730)	20.53
Nonvested, March 31, 2024	51,169	$22.38

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, December 31, 2022	46,989	$22.49
Issued	-	-
Vested	-	-
Forfeited	-	-
Nonvested, March 31, 2023	46,989	$22.49

Index
The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.18 years.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $428 thousand as of March 31, 2024 and $386 thousand as of March 31, 2023.

Stock-based compensation expense was $75 thousand and $107 thousand for the three months ended March 31, 2024 and 2023, respectively.

Note 8. Stockholders’ Equity and Earnings per Common Share

Stockholders’ Equity – Accumulated Other Comprehensive Income (Loss)
There were no amounts reclassified out of accumulated other comprehensive income (loss), by category, during the three months ended March 31, 2024 and 2023, respectively.

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Three Months Ended March 31, 2024
Balance at beginning of period	$(17,530)	$(17,530)
Net other comprehensive loss	(268)	(268)
Balance at end of period	$(17,798)	$(17,798)

Three Months Ended March 31, 2023
Balance at beginning of period	$(20,767)	$(20,767)
Net other comprehensive income	2,332	2,332
Balance at end of period	$(18,435)	$(18,435)

The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated:

	Three Months Ended March 31, 2024
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(339)	$71	$(268)

Total change in accumulated other comprehensive loss, net	$(339)	$71	$(268)

	Three Months Ended March 31, 2023
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,952	$(620)	$2,332

Total change in accumulated other comprehensive income, net	$2,952	$(620)	$2,332

Earnings Per Common Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of potentially dilutive common shares attributable to the ESPP. The Company had no antidilutive shares outstanding in the three months ended March 31, 2024 and 2023, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

Index
Note 9. Fair Value Measurements

Determination of Fair Value
The Company follows ASC 820, “Fair Value Measurements and Disclosures” to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received in the sale of an asset or transfer of a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

In accordance with ASC 820, the Company groups its financial assets and financial liabilities generally measured at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Debt securities with readily determinable fair values that are classified as “available-for-sale” are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive loss. Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third-party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities.

The Company recognizes IRLCs at fair value. Fair value of IRLCs is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best-efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Company’s IRLCs are classified as Level 2. At March 31, 2024, there were no IRLCs and at December 31, 2023, there were $10 thousand of IRLCs.

Index
The Company enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Company simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and offsetting terms. These back-to-back loan swaps are derivative financial instruments and are reported at fair value in “other assets” and “other liabilities” in the Consolidated Balance Sheets.  Changes in the fair value of loan swaps are recorded in other noninterest income and sum to zero because of the offsetting terms of swaps with borrowers and swaps with dealer counterparties. All of the Company’s interest rate swaps on loans are classified as Level 2.

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are reported on a separate line item on the Company’s Consolidated Statements of Income. There were no loans held for sale at March 31, 2024.
The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at March 31, 2024 Using
(dollars in thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasury securities	$3,844	$-	$3,844	$-
Obligations of U.S. Government agencies	39,866	-	39,866	-
Obligations of state and political subdivisions	50,058	-	50,058	-
Mortgage-backed securities	79,128	-	79,128	-
Money market investments	2,827	-	2,827	-
Corporate bonds and other securities	24,075	-	24,075	-
Total available-for-sale securities	199,798	-	199,798	-
Derivatives
Interest rate swap on loans	1,652	-	1,652	-
Total assets	$201,450	$-	$201,450	$-

Liabilities:
Derivatives
Interest rate swap on loans	1,652	-	1,652	-
Total liabilities	$1,652	$-	$1,652	$-

Index
		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Balance	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury securities	$3,857	$-	$3,857	$-
Obligations of U.S. Government agencies	42,735	-	42,735	-
Obligations of state and political subdivisions	50,597	-	50,597	-
Mortgage-backed securities	81,307	-	81,307	-
Money market investments	2,047	-	2,047	-
Corporate bonds and other securities	23,735	-	23,735	-
Total available-for-sale securities	$204,278	$-	$204,278	$-
Loans held for sale	470	-	470	-
Derivatives
Interest rate lock	10	-	10	-
Interest rate swap on loans	1,249	-	1,249	-
Total assets	$206,007	$-	$206,007	$-

Liabilities:
Derivatives
Interest rate swap on loans	1,249	-	1,249	-
Total liabilities	$1,249	$-	$1,249	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure and recognize certain assets at fair value on a nonrecurring basis in accordance with GAAP. As of March 31, 2024 and December 31, 2023, the Company had no assets or liabilities recorded at fair value on a nonrecurring basis.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments”, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

Index
The following tables reflect the carrying amounts and estimated fair values of the Company’s financial instruments whether or not recognized on the Consolidated Balance Sheets at fair value.

		Fair Value Measurements at March 31, 2024 Using
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$93,311	$93,311	$-	$-
Securities available-for-sale	199,798	-	199,798	-
Restricted securities	5,239	-	5,239	-
Loans, net	1,055,955	-	-	994,232
Derivatives
Interest rate swap on loans	1,652	-	1,652	-
Bank owned life insurance	35,353	-	35,353	-
Accrued interest receivable	4,984	-	4,984	-

Liabilities
Deposits	$1,228,269	$-	$1,226,351	$-
Overnight repurchase agreements	1,684	-	1,684	-
Federal Home Loan Bank advances	69,450	-	69,450	-
Subordinated notes	29,701	-	25,524	-
Derivatives
Interest rate swap on loans	1,652	-	1,652	-
Accrued interest payable	1,775	-	1,775	-

		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$78,759	$78,759	$-	$-
Securities available-for-sale	204,278	-	204,278	-
Restricted securities	5,176	-	5,176	-
Loans held for sale	470	-	470	-
Loans, net	1,068,046	-	-	1,025,622
Derivatives
Interest rate lock	10	-	10	-
Interest rate swap on loans	1,249	-	1,249	-
Bank owned life insurance	35,088	-	35,088	-
Accrued interest receivable	4,921	-	4,921	-

Liabilities
Deposits	$1,230,397	$-	$1,228,477	$-
Overnight repurchase agreements	2,383	-	2,383	-
Federal Home Loan Bank advances	69,450	-	69,450	-
Subordinated notes	29,668	-	25,561	-
Derivatives
Interest rate swap on loans	1,249	-	1,249	-
Accrued interest payable	1,972	-	1,972	-

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

Index
Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the three months ended March 31, 2024 and 2023 follows:

	Three Months Ended March 31, 2024
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$17,341	$42	$800	$(800)	$17,383
Income from fiduciary activities	-	1,217	-	(25)	1,192
Other income	1,834	211	50	(65)	2,030
Total operating income	19,175	1,470	850	(890)	20,605

Expenses
Interest expense	5,548	-	295	-	5,843
Provision for credit losses	80	-	-	-	80
Salaries and employee benefits	6,641	1,024	191	(25)	7,831
Other expenses	4,485	398	54	(65)	4,872
Total operating expenses	16,754	1,422	540	(90)	18,626

Income (loss) before taxes	2,421	48	310	(800)	1,979

Income tax expense (benefit)	353	12	(103)	-	262

Net income	$2,068	$36	$413	$(800)	$1,717

Capital expenditures	$799	$-	$-	$-	$799

Total assets	$1,436,417	$7,250	$137,600	$(135,778)	$1,445,489

Index
	Three Months Ended March 31, 2023
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$15,121	$32	$3,505	$(3,505)	$15,153
Income from fiduciary activities	-	1,116	-	-	1,116
Other income	2,066	254	50	(65)	2,305
Total operating income	17,187	1,402	3,555	(3,570)	18,574

Expenses
Interest expense	2,045	-	295	-	2,340
Provision for credit losses	376	-	-	-	376
Salaries and employee benefits	6,085	1,074	204	-	7,363
Other expenses	4,481	304	85	(65)	4,805
Total operating expenses	12,987	1,378	584	(65)	14,884

Income (loss) before taxes	4,200	24	2,971	(3,505)	3,690

Income tax expense (benefit)	713	6	(112)	-	607

Net income	$3,487	$18	$3,083	$(3,505)	$3,083

Capital expenditures	$130	$-	$-	$-	$130

Total assets	$1,407,919	$7,093	$132,434	$(131,295)	$1,416,151

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company’s 2023 Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist readers in understanding and evaluating the results of operations, financial condition, liquidity, and capital resources of the Company, consisting of the parent company (the Parent) and its wholly-owned subsidiaries, the Bank and Wealth. This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements, the notes to the financial statements, and the other financial information contained elsewhere in this report, as well as the Company’s 2023 Form 10-K. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company’s future business, financial condition, or results of operations. For a description of certain factors that may have a significant impact on the Company’s future business, financial condition, or results of operations, see “Cautionary Statement Regarding Forward-Looking Statements” at the end of this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

Net income for the three months ended March 31, 2024 was $1.7 million ($0.34 diluted earnings per share) compared to $3.1 million ($0.62 per diluted share) for the three months ended March 31, 2023.

Index
Key highlights of the first quarter are as follows, with comparisons against the three months ended March 31, 2023 unless otherwise stated:

•
During the first quarter of 2024, the Company continued a series of initiatives that began in late 2023, to reduce noninterest expense. The noninterest expense reduction initiatives are expected to reduce noninterest expense by approximately $5.0 million on an annualized pre-tax basis (excluding one-time costs). Part of these initiatives is the difficult, but important, decision to reduce our employee headcount by approximately 12%, saving approximately $3.7 million annually (excluding one-time costs) and having a meaningful impact on the Company’s earnings and efficiency ratios going forward. During the first quarter of 2024, the Company incurred one-time costs of $345 thousand related to these initiatives. These initiatives are expected to have a minimal positive impact on the Company’s earnings in the second quarter of 2024 due to additional one-time costs, but earnings should begin to reflect the impact of these initiatives in the third quarter of 2024 with substantially all benefits realized by mid-2025.

•
Total assets were $1.4 billion at March 31, 2024, decreasing $893 thousand or 0.06% from December 31, 2023. Net loans held for investment were $1.1 billion at March 31, 2024, decreasing $12.1 million, or 1.1%, from December 31, 2023.

•	Total deposits decreased $2.1 million, or 0.2%, from December 31, 2023.

•	Return on average equity (ROE) was 6.4% for the first quarter of 2024, compared to 5.9% for the fourth quarter of 2023, 5.3% for the third quarter of 2023, and 12.5% for the first quarter of 2023.

•
Net income improved $234 thousand, or 15.8%, to $1.7 million for the first quarter of 2024 from $1.5 million for the fourth quarter of 2023. Net income improved $356 thousand, or 26.1% from $1.4 million for the third quarter of 2023. Net income decreased $1.4 million, or 44.3%, from $3.1 million in the first quarter of 2023.

•
Net interest margin (NIM) was 3.45% in the first quarter of 2024 compared to 4.02% in the first quarter of 2023.  NIM on a fully tax-equivalent basis (FTE) (non-GAAP) was 3.46% in the first quarter of 2024 compared to 4.04% in the first quarter of 2023.

•	Net interest income for the first quarter of 2024, decreased $321 thousand, or 2.7%, compared to the prior quarter and $1.3 million, or 9.9%, compared to the first quarter of 2023.

•	Provision for credit losses of $80 thousand was recognized for the first quarter of 2024, compared to $1.4 million for the fourth quarter of 2023 and $376 thousand for the first quarter of 2023.

•	Non-performing assets stayed flat at $2.2 million or 0.15% of total assets at March 31, 2024 compared to December 31, 2023.

•
Liquidity as of March 31, 2024, defined as cash and cash equivalents, unpledged securities, and available secured borrowing capacity, totaled $379.2 million, representing 26.2% of total assets compared to $342.5 million, representing 23.7% of total assets as of December 31, 2023.

For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” below.

Capital Management and Dividends
Total equity was $107.6 million as of March 31, 2024, compared to $106.8 million at December 31, 2023. Total equity increased $852 thousand at March 31, 2024 compared to December 31, 2023, due primarily to an increase in earnings, partially offset by unrealized losses in the market value of securities available-for-sale, which are recorded as a component of accumulated other comprehensive income (loss), and cash dividend payments. The Company’s securities available for sale are fixed income and variable rate debt securities, and their unrealized loss position is a result of increases in market interest rates rather than credit quality issues. The Company does not expect these unrealized losses to affect the earnings or regulatory capital of the Company or its subsidiaries.

For the first quarter of 2024, the Company declared dividends of $0.14 per share, consistent with the first quarter of 2023. The dividend represents a payout ratio of 41.1% of EPS for the first three months of 2024. The Board of Directors of the Company continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements, and expected future earnings. The Company’s principal goals related to the maintenance of capital are to provide adequate capital to support the Company’s risk profile consistent with the Board-approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to stockholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total capital for the Bank are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets. See “Table 13. Regulatory Capital” below for additional information.

Index
At March 31, 2024, the book value per share of the Company’s common stock was $21.35, and tangible book value per share (non-GAAP) was $20.99, compared to $21.19 and $20.82, respectively, at December 31, 2023. Refer to “Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

For further information on the Company’s critical accounting estimates, refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in its 2023 Form 10-K.

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

For further information on the Company’s critical accounting estimates, refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in its 2023 Form 10-K.

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

Index
Net interest income for the first quarter of 2024 was $11.5 million, a decrease of $1.3 million, or 9.9%, from the first quarter of 2023. The decrease from the prior year quarter is due primarily to higher average interest-bearing liabilities at higher average rates partially offset by higher average yields on earning asset balances due to the effect of rising market interest rates.

Net interest income, on a fully tax-equivalent basis (non-GAAP), was $11.6 million for the first quarter of 2024, a decrease of $1.3 million from the 2023 comparative quarter. NIM for the first quarter of 2024 was 3.45%, a decrease from 4.02% for the prior year quarter. On a fully tax-equivalent basis (non-GAAP), NIM was 3.46% and 4.04% for the three months ended March 31, 2024 and 2023, respectively. For more information on these FTE financial measures, please see “Non-GAAP Financial Measures” below.

Average earning asset balances for the first quarter increased $50.9 million compared to the first quarter of 2023 with yields on average earning assets increasing 43 basis points due to deployment of liquidity into higher earning assets and the effects of the rising interest rate environment.

Average loans increased $21.0 million, or 2.0% for the three months ended March 31, 2024, compared to the same period of 2023.  The increase in average loans outstanding in 2024 compared to 2023 was due primarily to growth in construction and land development, residential real estate, and commercial real estate segments of the loan portfolio. Average loan yields were higher for the first quarter of 2024 by 41 basis points compared to the same period of 2023 due primarily to the effects of rising interest rates.

Average securities available for sale decreased $23.1 million for the three months ended March 31, 2024, compared to the same period in 2023, due primarily to fluctuations in fair market value, maturities, and principal paydowns. The average yield on the investment securities portfolio on a taxable-equivalent basis increased 26 basis points for the first three months of 2024, compared to the same period in 2023 due primarily to the effects of rising interest rates on the Company’s variable rate investment securities portfolio.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the FRB, increased $51.3 million for the first quarter of 2024, compared to the respective period in 2023 due primarily to deployment of liquidity in loans held for investment. The average yield on interest-bearing deposits in other banks increased 159 basis points for the first quarter of 2024 compared to the same period in 2023 due to rising interest rates. The FRB interest rate on excess cash reserve balances was 5.40 percent at March 31, 2024.

Average interest-bearing liabilities increased $121.8 million for the first quarter of 2024 compared to the same period of 2023, with costs increasing 129 basis points. The higher interest cost of interest-bearing liabilities was due to higher interest rates on money market and time deposits as well as additional borrowing costs associated with FHLB advances during the period to help fund loan growth, partially offset by increases in noninterest-bearing demand deposits and declines in savings and time deposits. Average money market and interest-bearing demand deposits increased $23.3 million and $24.2 million for the first quarter of 2024, respectively, and average time deposits increased $89.5 million for the first quarter of 2024, compared to the same period in 2023. Average savings deposits declined $26.8 million for the first quarter of 2024, compared to the same period in 2023. Average noninterest-bearing demand deposits decreased $77.7 million for the first quarter of 2024, compared to the same period in 2023. The average cost of interest-bearing deposits increased 145 basis points for the first quarter of 2024 compared to the same period in 2023, due primarily to higher rates on deposits driven by depositors seeking increased yields and competitive pricing pressures. While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity and the pace with which customers move funds from other deposit products into or out of time deposit products.

During 2023, market interest rates increased, and while the Company expects asset yields to continue to rise, the cost of funds are also expected to rise. The extent to which rising interest rates will ultimately affect the Company’s NIM is uncertain.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

Index
Table 1: Average Balance Sheets, Net Interest Income and Rates

	For the quarters ended March 31,
	2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
Assets
Loans*	$1,076,894	$14,544	5.42%	$1,055,878	$13,042	5.01%
Investment securities:
Taxable	175,241	1,798	4.12%	186,292	1,764	3.84%
Tax-exempt*	26,115	176	2.70%	38,206	268	2.85%
Total investment securities	201,356	1,974	3.93%	224,498	2,032	3.67%
Interest-bearing due from banks	57,921	799	5.53%	6,596	64	3.94%
Federal funds sold	709	9	5.09%	577	6	4.23%
Other investments	5,201	94	7.27%	3,632	66	7.32%
Total earning assets	1,342,081	$17,420	5.21%	1,291,181	$15,210	4.78%
Allowance for credit losses	(12,393)			(11,339)
Other non-earning assets	105,193			104,511
Total assets	$1,434,881			$1,384,353

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
Interest-bearing transaction accounts	$94,434	$3	0.01%	$70,254	$3	0.02%
Money market deposit accounts	452,198	2,587	2.29%	428,941	842	0.80%
Savings accounts	89,035	7	0.03%	115,880	9	0.03%
Time deposits	238,076	2,172	3.66%	148,563	537	1.47%
Total time and savings deposits	873,743	4,769	2.19%	763,638	1,391	0.74%
Federal funds purchased, repurchase agreements and other borrowings	2,484	1	0.16%	7,959	37	1.91%
Federal Home Loan Bank advances	69,716	778	4.48%	52,626	617	4.69%
Long term borrowings	29,680	295	3.99%	29,551	295	4.00%
Total interest-bearing liabilities	975,623	5,843	2.40%	853,774	2,340	1.11%
Demand deposits	344,098			421,779
Other liabilities	8,209			8,347
Stockholders’ equity	106,951			100,453
Total liabilities and stockholders’ equity	$1,434,881			$1,384,353
Net interest margin		$11,577	3.46%		$12,870	4.04%

*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $37 thousand and $57 thousand for the three months ended March 31, 2024 and 2023, respectively.
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

Index
Table 2: Volume and Rate Analysis*

	For the three months ended March 31, 2024 from 2023 Increase (Decrease)
	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
Earning Assets
Loans*	$260	$1,242	$1,502
Investment securities:
Taxable	(105)	139	34
Tax-exempt*	(85)	(7)	(92)
Total investment securities	(190)	132	(58)

Federal funds sold	1	2	3
Other investments**	527	237	764
Total earning assets	598	1,613	2,211

Interest-Bearing Liabilities
Interest-bearing transaction accounts	1	(1)	-
Money market deposit accounts	46	1,699	1,745
Savings accounts	(2)	-	(2)
Time deposits	324	1,311	1,635
Total time and savings deposits	369	3,009	3,378
Federal funds purchased, repurchase agreements and other borrowings	(25)	(10)	(35)
Federal Home Loan Bank advances	200	(39)	161
Long term borrowings	1	(1)	-
Total interest-bearing liabilities	545	2,959	3,504

Change in net interest income	$53	$(1,346)	$(1,293)
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

Provision for Credit Losses
For the three months ended March 31, 2024, the Company recognized a provision for credit losses of $80 thousand compared to $376 thousand for the three months ended March 31, 2023.  The provision for credit losses for the first quarter of 2024 included a provision for loans of $78 thousand and a provision for unfunded commitments of $2 thousand. Charged-off loans totaled $494 thousand and $449 thousand in the first three months of 2024 and 2023, respectively. Recoveries amounted to $158 thousand and $270 thousand for the three months ended March 31, 2024 and 2023, respectively. The Company’s annualized net loans charged off to average loans were 0.12% for the first quarter of 2024 compared to 0.07% for the first quarter of 2023. The decreased provision for credit losses for the three months ended March 31, 2024 compared to the same period in 2023 is primarily due to the reduction in size of the loan portfolio.

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

Noninterest Income
Total noninterest income was $3.2 million for the first quarter of 2024, decreasing $199 thousand compared to the first quarter of 2023. The decrease over the prior year quarter was primarily driven by decreases in other service charges, commissions and fees and mortgage banking income, partially offset by increases in fiduciary and asset management fees. The decrease in mortgage banking income for the first quarter of 2024 compared to the first quarter of 2023 was due to declines in volume of mortgage originations attributable to changes in mortgage market conditions.

Index
Noninterest Expense
Noninterest expense totaled $12.7 million for the first quarter of 2024 compared to $12.2 million for the first quarter of 2023. The increase over the prior year quarter was primarily driven by increased salaries and employee benefit expense, data processing, and other operating expenses, partially offset by declines in expenses for customer development and professional services.  The increase in salaries and employee benefits in the first quarter of 2024 was primarily driven by higher average headcount and one-time costs related to the cost savings initiatives. The noninterest expense reduction initiatives reduced this employee headcount late in the first quarter of 2024 and into the second quarter by approximately 12%.

The Company’s income tax expense decreased $345 thousand for the first quarter of 2024 compared to the first quarter of 2023 primarily due to changes in the levels of pre-tax income and the mix of effective tax-exempt income. The effective federal income tax rate for the three months ended March 31, 2024 was 13.2% and the effective tax rate for the three months ended March 31, 2023 was 16.5%.

Balance Sheet Review
As of March 31, 2024, the Company had total assets of $1.4 billion, a decrease of $893 thousand compared to assets at December 31, 2023.

Net loans held for investment decreased $12.1 million or 1.1%, from December 31, 2023 to $1.1 billion as of March 31, 2024, driven by the following: decreases to consumer and commercial loans of $12.3 million and $7.4 million respectively, partially offset by increases to construction loans of $2.8 million, residential real estate loans of $3.6 million, and commercial real estate loans of $1.3 million. Cash and cash equivalents increased $14.6 million from December 31, 2023 to March 31, 2024. Securities available-for-sale, at fair value, decreased $4.5 million from December 31, 2023 to $199.8 million as of March 31, 2024 driven primarily by maturities and principal pay downs.

Total deposits of $1.2 billion as of March 31, 2024 decreased $2.1 million, or 0.2% from December 31, 2023. Savings deposits decreased $23.0 million, or 3.5%, time deposits decreased $2.3 million, or 0.9%, and noninterest-bearing deposits increased $23.1 million, or 7.0%.

The Company utilizes FHLB advances as a primary source of liquidity as needed. As of March 31, 2024 and December 31, 2023, the Company had FHLB advances of $69.5 million for both periods. Overnight repurchase agreements decreased $699 thousand as the Company used excess liquidity to pay down high cost borrowed funds.

Securities Portfolio
When comparing March 31, 2024 to December 31, 2023, securities available-for-sale decreased $4.5 million, or 2.2%, due to maturities and normal cash flows from the portfolio. The Company’s strategy for the securities portfolio is primarily intended to manage the portfolio’s susceptibility to interest rate risk and to provide liquidity to fund loan growth. The securities portfolio is also adjusted to achieve other asset/liability objectives, including pledging requirements, and to manage tax exposure when necessary.

The following table sets forth a summary of the securities portfolio in dollar amounts at fair value and as a percentage of the Company’s total securities available-for-sale as of the dates indicated:

Table 3: Securities Portfolio

	March 31,		December 31,
(dollars in thousands)	2024		2023
U.S. Treasury securities	$3,844	2%	$3,857	2%
Obligations of U.S. Government agencies	39,866	20%	42,735	21%
Obligations of state and political subdivisions	50,058	24%	50,597	24%
Mortgage-backed securities	79,128	39%	81,307	39%
Money market investments	2,827	1%	2,047	1%
Corporate bonds and other securities	24,075	12%	23,735	11%
	199,798	98%	204,278	98%
Restricted securities:
Federal Home Loan Bank stock	$4,305	2%	4,242	2%
Federal Reserve Bank stock	892	-	892	-
Community Bankers’ Bank stock	42	-	42	-
	5,239		5,176
Total Securities	$205,037	100%	$209,454	100%

Index
The following table summarizes the contractual maturity of the securities portfolio and their weighted average yields as of March
31, 2024.

Table 4: Maturity of Securities

(dollars in thousands)	1 year or less	1-5 years	5-10 years	Over 10 years	Total
U.S. Treasury securities	$-	$3,844	$-	$-	$3,844
Weighted average yield	-	1.70%	-	-	1.70%

Obligations of U.S. Government agencies	$1,368	$2,764	$1,457	$34,277	$39,866
Weighted average yield	1.12%	2.52%	4.15%	6.51%	5.87%

Obligations of state and political subdivisions	$-	$1,444	$21,725	$26,889	$50,058
Weighted average yield	0.00%	2.73%	2.27%	2.34%	2.32%

Mortgage-backed securities	$-	$10,889	$-	$68,239	$79,128
Weighted average yield	-	2.29%	0.00%	3.17%	3.03%

Money market investments	$2,827	$-	$-	$-	$2,827
Weighted average yield	3.57%	-	-	-	3.57%

Corporate bonds and other securities	$-	$-	$24,075	$-	$24,075
Weighted average yield	-	-	4.42%	-	4.43%

Total Securities	$4,195	$18,941	$47,257	$129,405	$199,798
Weighted average yield	2.77%	2.23%	3.42%	3.90%	3.61%

The table above is based on maturity; therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average yield is calculated on a fully tax-equivalent basis using a 21% rate on a pro rata basis for each security based on its relative amortized cost.

For more information about the Company’s securities available-for-sale, including information about securities in an unrealized loss position as of March 31, 2024 and December 31, 2023, see Part I, Item 1, “Financial Statements” under the heading “Note 2. Securities” in this Quarterly Report on Form 10-Q.

Loan Portfolio
The following table shows a breakdown of total loans by segment at March 31, 2024 and December 31, 2023.

Table 5: Loan Portfolio

	March 31,	December 31,
(dollars in thousands)	2024	2023
Commercial and industrial	$57,195	$64,112
Real estate-construction	109,971	107,179
Real estate-mortgage (1)	287,461	283,853
Real estate-commercial (2)	442,998	441,716
Consumer (3)	167,832	180,155
Other	2,446	3,237
Ending Balance	$1,067,903	$1,080,252

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The real estate-commercial segment included commercial-owner occupied and commercial non-owner occupied.
(3) The consumer segment includes consumer automobile loans.

Index
The maturity distribution and rate sensitivity of the Company’s loan portfolio as of March 31, 2024 is presented below:

Table 6: Maturity/Repricing Schedule of Loan Portfolio

	As of March 31, 2024
(dollars in thousands)	Commercial and industrial	Real estate- construction	Real estate- mortgage (1)	Real estate- commercial (2)	Consumer (3)	Other	Total
Variable Rate:
Within 1 year	$12,199	$67,506	$64,735	$47,696	$7,510	$2,027	$201,673
1 to 5 years	-	328	27,929	26,784	2	127	55,170
5 to 15 years	-	3,989	40,821	-	27	-	44,837
After 15 years	-	-	-	-	-	-	-
Fixed Rate:
Within 1 year	$1,643	$5,090	$6,416	$31,612	$1,181	$-	$45,942
1 to 5 years	26,939	20,376	43,314	202,766	99,907	-	393,302
5 to 15 years	16,414	12,639	38,391	132,569	50,308	292	250,613
After 15 years	-	43	65,855	1,571	8,897	-	76,366
	$57,195	$109,971	$287,461	$442,998	$167,832	$2,446	$1,067,903

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The real estate-commercial segment included commercial-owner occupied and commercial non-owner occupied.
(3) The consumer segment includes consumer automobile loans.

For more information about the Company’s loan portfolio as of March 31, 2024 and December 31, 2023, see Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q.

Nonperforming Assets
The following table summarizes information concerning credit ratios and nonperforming assets as of March 31, 2024 and December 31, 2023.

The Company continued to experience low levels of NPAs in the three months ended March 31, 2024, however, the economic environment could impact performance, which could increase NPAs in future periods. Refer to Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q for more information.

Table 7: Nonperforming Assets

	March 31,	December 31,
(dollars in thousands)	2024	2023
Total loans	$1,067,903	$1,080,252
Nonaccrual loans	194	188
Loans past due 90 days or more and accruing interest	878	1,780
Repossessed assets	1,080	215
Total Nonperforming Assets	$2,152	$2,183
ACLL	$11,948	$12,206
Nonaccrual loans to total loans	0.02%	0.02%
ACLL to total loans	1.12%	1.13%
ACLL to nonaccrual loans	6158.76%	6492.55%

As shown in the table above, as of March 31, 2024 compared to December 31, 2023, the nonaccrual loan category increased by $6 thousand or 3.2%, the 90 days past due and still accruing category decreased by $902 or 50.7% and the repossessed assets category increased by $865 or 402.3%.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. For a detailed discussion of the Company’s nonperforming assets, refer to Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q.

Allowance for Credit Losses
As of March 31, 2024, the ACL was $12.2 million and included an ACLL of $12.0 million and an allowance for unfunded commitments of $239 thousand. The decrease in the ACL during the first three months of 2024 was due to the reduction in the size of the loan portfolio, primarily the consumer automobile segment (within the consumer segment). The consumer automobile segment declined $12.2 million, or 7.6% during the first quarter of 2024. The following table summarizes the ACL as of March 31, 2024:

Index
Table 8: Allowance for Credit Losses

	March 31,	December 31,
(dollars in thousands)	2024	2023
Total ACLL	$11,948	$12,206
Total reserve for unfunded commitments	239	236
Total ACL	$12,187	$12,442

For more information regarding the ACL and ACLL, refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of the Company’s 2023 Form 10-K and Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q.

The ACLL represents an amount that, in management’s judgement, will be adequate to absorb expected credit losses in the loan portfolio; however, if elevated levels of risk are identified, provision for credit losses may increase in future periods.  The following tables present the Company’s loan loss experience for the periods indicated:

Table 9: Allowance for Credit Losses on Loans

For the three months ended March 31, 2024
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$573	$982	$2,904	$5,742	$1,827	$178	$-	$12,206
Charge-offs	-	-	-	-	(462)	(32)	-	(494)
Recoveries	4	-	13	11	123	7	-	158
Provision for credit losses	(91)	33	(72)	(129)	294	43	-	78
Ending Balance	$486	$1,015	$2,845	$5,624	$1,782	$196	$-	$11,948

Average loans	$63,092	$109,761	$285,125	$443,149	$174,014	$1,753		$1,076,894
Ratio of net charge-offs (recoveries) to average loans	-0.01%	0.00%	0.00%	0.00%	0.19%	1.43%		0.03%

For the three months ended March 31, 2023
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526
Day 1 impact of adoption of CECL	(11)	19	87	1,048	(365)	(137)	-	641
Charge-offs	-	-	-	-	(377)	(72)	-	(449)
Recoveries	8	-	11	-	237	14	-	270
Provision for loan losses	(6)	82	199	70	81	143	(6)	563
Ending Balance	$664	$653	$2,872	$5,617	$1,641	$104	$-	$11,551

Average loans	$77,014	$81,771	$268,620	$425,751	$200,020	$2,702		$1,055,878
Ratio of net charge-offs (recoveries) to average loans	-0.01%	0.00%	0.00%	0.00%	0.07%	2.15%		0.02%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The consumer segment included consumer automobile loans.

The following table shows the amount of the ACLL allocated to each category and the ratio of corresponding outstanding loan balances as of March 31, 2024 and December 31, 2023. Although the ACLL is allocated into these categories, the entire ACLL is available to cover credit losses in any category.

Index
Table 10: Allocation of the Allowance for Credit Losses on Loans

	March 31,		December 31,
	2024		2023
(dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial	$486	4.07%	$573	5.93%
Real estate-construction	1,015	8.50%	982	9.92%
Real estate-mortgage (1)	2,845	23.81%	2,904	26.28%
Real estate-commercial	5,624	47.07%	5,742	40.89%
Consumer (2)	1,782	14.91%	1,827	16.68%
Other	196	1.64%	178	0.30%
Ending Balance	$11,948	100.00%	$12,206	100.00%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The consumer segment included consumer automobile loans.

Deposits
The Company’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Company’s deposits are principally provided by individuals and businesses located within the communities served.

As of March 31, 2024, total deposits were $1.2 billion, a decrease of $2.1 million, or 0.2%, compared to December 31, 2023. The following table presents average balances and average rates paid on deposits for the periods presented.

TABLE 11: Deposits

	Three Months ended March 31,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing transaction	$94,434	0.01%	$70,254	0.02%
Money market	452,198	2.29%	428,941	0.80%
Savings	89,035	0.03%	115,880	0.03%
Time deposits	238,076	3.66%	148,563	1.47%
Total interest bearing	873,743	2.19%	763,638	0.74%
Demand	344,098		421,779
Total deposits	$1,217,841		$1,185,417

The average rate paid on interest-bearing deposits by the Company for the three months ended March 31, 2024 was 2.19% compared to 0.74% for the three months ended March 31, 2023. Interest bearing, money market, and time deposits had the largest increases from the same period in the prior year, totaling $24.2 million, $23.3 million, and $89.5 million, while savings and demand deposits decreased $26.8 million and $85.8 million as seen in the table above. The increase in money market and time deposits was driven in part by depositors seeking increased yields. The Company remains focused on increasing lower-cost deposits by actively targeting new noninterest-bearing deposits and savings deposits.

As of March 31, 2024 and December 31, 2023, the estimated amounts of total uninsured deposits were approximately $212.3 million and $220.3 million or 17.3% and 17.9% of total deposits, respectively. The following table shows maturities of the estimated amounts of uninsured time deposits as of March 31, 2024. The estimate of uninsured deposits generally represents deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

Index
Table 12: Maturities of Uninsured Time Deposits

As of March 31,
(dollars in thousands)	2024
Maturing in:
Within 3 months	$21,969
4 through 6 months	23,644
7 through 12 months	16,973
Greater than 12 months	9,936
$72,522

Capital Resources
Total stockholders’ equity as of March 31, 2024 was $107.6 million, up 0.8% from $106.8 million on December 31, 2023. The increase was primarily related to earnings, partially offset by unrealized losses in the market value of securities available-for-sale, which are recorded as a component of accumulated other comprehensive loss, and cash dividend payments. The unrealized loss in market value of securities available-for-sale was a result of rising market interest rates rather than credit quality issues. The Company does not expect these unrealized losses to affect the earnings or regulatory capital of the Company or its subsidiaries.

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

The Bank’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the ACL. In addition, the Bank has made the one-time irrevocable election to continue treating accumulated other comprehensive income (loss) under regulatory standards that were in place prior to the Basel III Capital Rules in order to eliminate volatility of regulatory capital that can result from fluctuations in accumulated other comprehensive income (loss) and the inclusion of accumulated other comprehensive income (loss) in regulatory capital, as would otherwise be required under the Basel III Capital Rule. As a result of this election, changes in accumulated other comprehensive income (loss), including unrealized losses on securities available for sale, do not affect regulatory capital amounts shown in the table below for the Bank, but transactions that would cause the Bank to realize such unrealized losses would affect such regulatory capital amounts.

Pursuant to applicable regulations and regulatory guidance, the Company is treated as a small bank holding company and will not be subject to regulatory capital requirements. For more information, refer to “Regulation and Supervision” included in Item 1, “Business” of the Company’s 2023 Form 10-K.

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

The following is a summary of the Bank’s capital ratios as of March 31, 2024 and December 31, 2023. As shown below, these ratios were all well above the recommended regulatory minimum levels.

Index
Table 13: Regulatory Capital

(dollars in thousands)	2024 Regulatory Minimums	March 31, 2024	2023 Regulatory Minimums	December 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	11.72%	4.500%	11.45%
Tier 1 Capital to Risk-Weighted Assets	6.000%	11.72%	6.000%	11.45%
Total Capital to Risk-Weighted Assets	8.000%	12.73%	8.000%	12.46%
Tier 1 Leverage to Average Assets	4.000%	9.76%	4.000%	9.46%
Risk-Weighted Assets		$1,205,523		$1,222,320

The Basel III Capital Rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above.  Including the capital conservation buffer, the minimum ratios are a Common Equity Tier 1 capital risk-based ratio of 7.0 percent, a Tier 1 capital risk-based ratio of 8.5 percent, and a Total capital risk-based ratio of 10.5 percent.  The Bank exceeded these ratios as of March 31, 2024 and December 31, 2023.

On July 14, 2021, the Company issued $30.0 million ($29.4 million, net of issuance costs) of 3.5 percent fixed-to-floating rate subordinated notes due 2031 (the Notes) in a private placement transaction.  The Notes initially bear interest at a fixed rate of 3.5 percent for five years and convert to three-month SOFR plus 286 basis points, resetting quarterly, thereafter.  The Notes were structured to qualify as Tier 2 capital of the Company for regulatory purposes (should the Company be subject to regulatory capital requirements) and are included in the Company’s Tier 2 capital as of March 31, 2024 and December 31, 2023.

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

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of March 31, 2024, the Company had $431.3 million in total FHLB borrowing availability based on loans and securities currently available for pledging and of that amount, the Company’s remaining availability totaled $361.8 million. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks.

Based on the Company’s management of liquid assets, the availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs. The Bank also participates in the IntraFi Cash Sweep, a product which provides the Bank the capability of providing additional deposit insurance to customers through three types of account arrangements. The Company experienced a change in liquidity mix beginning during the fourth quarter of 2022 and continuing throughout 2023 as short-term FHLB borrowings were utilized to fund loan growth. Notwithstanding the foregoing, the Company’s ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in the Company’s markets. The Company is closely monitoring changes in the industry and market conditions that may affect the Company’s liquidity, including the potential impacts on the Company’s liquidity of declines in the fair value of the Company’s securities portfolio as a result of rising market interest rates and developments in the financial services industry that may change the availability of traditional sources of liquidity or market expectations with respect to available sources and amounts of additional liquidity. Depending on its liquidity levels, its capital position, conditions in the capital markets and other factors, the Company may from time to time consider the issuance of debt, equity, other securities or other possible capital markets transactions, the proceeds of which could provide additional liquidity for the Company’s operations.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity as of March 31, 2024. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

Index
Table 14: Liquidity Sources and Uses

	March 31, 2024
(dollars in thousands)	Total	In Use	Available
Sources:
Federal funds lines of credit	$90,000	$-	$90,000
Federal Home Loan Bank advances	431,281	(69,450)	361,831
Federal funds sold & balances at the Federal Reserve	76,408	-	76,408
Securities, available for sale and unpledged at fair value	114,859	-	114,859
Total funding sources	$712,548	$(69,450)	$643,098

Uses: (1)
Unfunded loan commitments and lending lines of credit			$87,727
Letters of credit			262
Total potential short-term funding uses			$87,989
Liquidity coverage ratio			730.9%
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

In the ordinary course of business, the Company has entered into contractual obligations and has made other commitments to make future payments. As of March 31, 2024, there have been no material changes outside the ordinary course of business as disclosed in the Company’s contractual obligations disclosed in the Company’s 2023 Form 10-K.

Off-Balance Sheet Arrangements
As of March 31, 2024, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2023 Form 10-K.

Non-GAAP Financial Measures
In reporting the results as of and for the three months ended March 31, 2024, the accounting and reporting policies of the Company conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance which include financial measures presented on a tax equivalent, tangible, or adjusted basis.

Management believes that the use of these non-GAAP measures provides meaningful information about operating performance by enhancing comparability with other financial periods, other financial institutions, and between different sources of interest income. The non-GAAP measures used by management enhance comparability by excluding the effects of balances of intangible assets, including goodwill, that vary significantly between institutions, and tax benefits that are not consistent across different opportunities for investment. These non-GAAP financial measures should not be considered an alternative to GAAP-basis financial statements, and other bank holding companies may define or calculate these or similar measures differently. A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is presented below.

Index
Table 15: Non-GAAP Financial Measures

	Three Months Ended
(dollar in thousands, except share and per share data)	March 31, 2024	December 31, 2023	March 31, 2023
Fully Taxable Equivalent Net Interest Income
Net interest income (GAAP)	$11,540	$11,861	$12,813
FTE adjustment	37	38	57
Net interest income (FTE) (non-GAAP)	$11,577	$11,899	$12,870
Noninterest income (GAAP)	3,222	3,493	3,421
Total revenue (FTE) (non-GAAP)	$14,799	$15,392	$16,291
Noninterest expense (GAAP)	12,703	12,211	12,168

Average earning assets	$1,342,081	$1,365,072	$1,291,181
Net interest margin	3.45%	3.45%	4.02%
Net interest margin (FTE) (non-GAAP)	3.46%	3.46%	4.04%

Efficiency ratio	86.05%	79.53%	74.95%
Efficiency ratio (FTE) (non-GAAP)	85.83%	79.34%	74.69%

Tangible Book Value Per Share
Total Stockholders Equity (GAAP)	$107,630	$106,778	$102,598
Less goodwill	1,650	1,650	1,650
Less core deposit intangible	176	187	220
Tangible Stockholders Equity (non-GAAP)	$105,804	$104,941	$100,728

Shares issued and outstanding, including nonvested restricted stock	5,040,391	5,040,095	5,000,331

Book value per share	$21.35	$21.19	$20.52
Tangible book value per share	$20.99	$20.82	$20.14

Index
Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q, including without limitation, statements regarding the Company’s expense reduction initiative, which use language such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” and similar expressions, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs of the Company’s management, as well as estimates and assumptions made by, and information available to, management, as of the time such statements are made. These statements are also subject to assumptions with respect to future business strategies and decisions that are subject to change. These statements are inherently uncertain, and there can be no assurance that the underlying beliefs, estimates, or assumptions will prove to be accurate. Actual results, performance, achievements, or trends could differ materially from historical results or those expressed or implied by such statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation: statements regarding strategic business initiatives and the future financial impact of those initiatives; expected future operations and financial performance; efficiency and expense reduction initiatives, including the estimated effects and estimated future cost savings thereof; future financial and economic conditions, industry conditions, and loan demand; the Company’s strategic focuses; impacts of economic uncertainties; performance of the loan and securities portfolios, asset quality; revenue generation; deposit growth; levels and sources of liquidity and capital resources; future levels of the allowance for loans losses, charge-offs or net recoveries; levels of or changes in interest rates and potential impacts on the Company’s NIM; changes in NIM and items affecting NIM; expected future recovery of investments in debt securities; expected impact of unrealized losses on earnings and regulatory capital of the Company or the Bank; liquidity and capital levels; cybersecurity risks; inflation; the effect of future market and industry trends; and other statements that include projections, predictions, expectations, or beliefs about future events or results, or otherwise are not statements of historical fact.

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

•	the sufficiency of liquidity and regulatory capital;
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

•	future levels of government defense spending particularly in the Company’s service areas;
•	uncertainty over future federal spending or budget priorities, particularly in connection with the Department of Defense, on the Company’s service areas;
•	the impact of changes in the political landscape and related policy changes, including monetary, regulatory and trade policies;
•	the U.S. Government’s guarantee of repayment of student or small business loans purchased by the Company;

Index
•	potential claims, damages and fines related to litigation or government actions;
•	demand for loan products and the impact of changes in demand on loan growth;
•	changes in the volume and mix of interest-earning assets and interest-bearing liabilities;
•	the effects of management’s investment strategy and strategy to manage the NIM;
•	the level of net charge-offs on loans;
•	performance of the Company’s dealer/indirect lending program;
•	the strength of the Company’s counterparties;
•	the Company’s ability to compete in the market for financial services and increased competition from both banks and non-banks, including fintech companies;
•	demand for financial services in the Company’s market area;
•	the Company’s ability to develop and maintain secure and reliable electronic systems;
•	any interruption or breach of security in the Company’s information systems or those of the Company’s third-party vendors or their service providers;
•	reliance on third parties for key services;
•	cyber threats, attacks, or events;
•	the impact of changes in the political landscape and related policy changes, including monetary, regulatory, and trade policies;
•
the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, financial crises, political crises, war, and other geopolitical conflicts, such as the war between Russia and Ukraine or in the Middle East, or public health events, and of governmental and societal responses thereto, on, among other things, the Company’s operations, liquidity, and credit quality;

•	the use of inaccurate assumptions in management’s modeling systems;
•	technological risks and developments;
•	the commercial and residential real estate markets;
•	the demand in the secondary residential mortgage loan markets;
•	expansion of the Company’s product offerings;
•	effectiveness of expense control initiatives;
•	changes in management; and
•	changes in accounting principles, standards, policies, guidelines and interpretations and elections made by the Company thereunder, and the related impact on the Company’s financial statements.

These risks and uncertainties, and the factors discussed in more detail in Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2023 Form 10-K should be considered in evaluating the forward-looking statements contained herein. Forward-looking statements are not statements of historical fact.  Readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company does not intend or assume any obligation to update, revise, or clarify any forward-looking statements that may be made from time to time or on behalf of the Company, whether as a result of new information, future events, or otherwise, except as otherwise required by law. In addition, past results of operations are not necessarily indicative of future results.

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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s first quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors.

An investment in the Company’s securities involves risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the information addressed under “Cautionary Statement Regarding Forward-Looking Statements,” investors in the Company’s securities should carefully consider the risk factors discussed in the Company’s 2023 Form 10-K. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s 2023 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon vesting of restricted stock awards to satisfy tax withholding requirements. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the three months ended March 31, 2024, the Company did not repurchase any shares related to the equity compensation plan awards.

During the three months ended March 31, 2024, the Company did not have an effective share repurchase program that was authorized by the Company’s Board of Directors.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL, filed herewith: (i) Consolidated Balance Sheets (unaudited for March 31, 2024), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in Inline XBRL (included with Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

Date: May 14, 2024	/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	/s/Paul M. Pickett
Paul M. Pickett
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)