Form 10-Q
period 2024-06-30
OLD POINT FINANCIAL CORP
filed 2024-08-14
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock, ($5.00 par value per share) as of August 7, 2024 was 5,075,876 shares.

OLD POINT FINANCIAL CORPORATION
FORM 10-Q

GLOSSARY OF ACRONYMS AND DEFINED TERMS

2023 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
ACL	Allowance for Credit Losses
ACLL	Allowance for Credit Losses on Loans, a component of ACL
ALCO	Asset-Liability Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLR	Community Bank Leverage Ratio Framework
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
IRLC	Interest Rate Lock Commitments
NIM	Net Interest Margin
Notes	The Company’s 3.50% fixed-to-floating rate subordinated notes due 2031
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
ROE	Return on Average Equity
SEC	U.S. Securities and Exchange Commission
SOFR	Secured overnight financing rate
Wealth	Old Point Trust & Financial Services N.A.

Index
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands, except per share amounts)	2024	2023
Assets	(unaudited)

Cash and due from banks	$15,517	$16,778
Interest-bearing due from banks	76,635	63,539
Federal funds sold	593	489
Cash and cash equivalents	92,745	80,806
Securities available-for-sale, at fair value	192,127	202,231
Restricted securities, at cost	3,825	5,176
Loans held for sale	-	470
Loans, net	1,042,774	1,068,046
Premises and equipment, net	30,783	29,913
Premises and equipment, held for sale	344	344
Bank-owned life insurance	35,623	35,088
Goodwill	1,650	1,650
Core deposit intangible, net	165	187
Other assets	23,318	22,471
Total assets	$1,423,354	$1,446,382

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$360,296	$331,992
Savings deposits	624,777	655,694
Time deposits	251,502	242,711
Total deposits	1,236,575	1,230,397
Overnight repurchase agreements	1,381	2,383
Federal Home Loan Bank advances	39,586	69,450
Subordinated notes	29,733	29,668
Accrued expenses and other liabilities	6,083	7,706
Total liabilities	1,313,358	1,339,604

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,077,525 and 5,040,095 shares outstanding (includes 68,113 and 53,660 of nonvested restricted stock, respectively)	25,047	24,932
Additional paid-in capital	17,248	17,099
Retained earnings	84,999	82,277
Accumulated other comprehensive loss, net	(17,298)	(17,530)
Total stockholders’ equity	109,996	106,778
Total liabilities and stockholders’ equity	$1,423,354	$1,446,382

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited, dollars in thousands, except per share amounts)	2024	2023	2024	2023
Interest and dividend income:
Loans, including fees	$15,042	$14,185	$29,586	$27,226
Due from banks	1,087	93	1,886	157
Federal funds sold	12	9	21	15
Securities:
Taxable	1,761	1,772	3,559	3,536
Tax-exempt	139	209	278	421
Dividends and interest on all other securities	77	79	171	145
Total interest and dividend income	18,118	16,347	35,501	31,500

Interest expense:
Checking and savings deposits	2,699	1,569	5,296	2,423
Time deposits	2,337	1,419	4,509	1,956
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	1	2	2	39
Federal Home Loan Bank advances	670	963	1,448	1,580
Long-term borrowings	295	295	590	590
Total interest expense	6,002	4,248	11,845	6,588
Net interest income	12,116	12,099	23,656	24,912
Provision for credit losses	261	361	341	737
Net interest income after provision for credit losses	11,855	11,738	23,315	24,175

Noninterest income:
Fiduciary and asset management fees	1,129	1,154	2,321	2,270
Service charges on deposit accounts	837	793	1,595	1,546
Other service charges, commissions and fees	1,150	1,027	2,033	2,136
Bank-owned life insurance income	270	259	535	513
Mortgage banking income	2	112	18	207
Loss on sale of available-for-sale securities, net	-	(164)	-	(164)
Loss on sale of repossessed assets	(58)	(69)	(36)	(69)
Gain on sale of fixed assets	-	200	-	200
Other operating income	141	165	227	259
Total noninterest income	3,471	3,477	6,693	6,898

Noninterest expense:
Salaries and employee benefits	7,195	8,043	15,026	15,406
Occupancy and equipment	1,373	1,255	2,546	2,450
Data processing	1,393	1,264	2,708	2,443
Customer development	176	101	231	214
Professional services	680	756	1,265	1,429
Employee professional development	167	289	378	523
Other taxes	276	234	537	447
Card and other losses	98	154	329	409
Other operating expenses	966	1,051	2,007	1,994
Total noninterest expense	12,324	13,147	25,027	25,315
Income before income taxes	3,002	2,068	4,981	5,758
Income tax expense	473	266	735	873
Net income	$2,529	$1,802	$4,246	$4,885

Basic Earnings per Share:
Weighted average shares outstanding	5,064,363	5,023,305	5,052,091	5,011,481
Net income per share of common stock	$0.50	$0.36	$0.84	$0.97

Diluted Earnings per Share:
Weighted average shares outstanding	5,064,503	5,023,603	5,052,190	5,011,697
Net income per share of common stock	$0.50	$0.36	$0.84	$0.97

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited, dollars in thousands)	2024	2023	2024	2023

Net income	$2,529	$1,802	$4,246	$4,885
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	500	(1,452)	232	880
Reclassification for losses included in net income	-	130	-	130
Other comprehensive income (loss), net of tax	500	(1,322)	232	1,010
Comprehensive income	$3,029	$480	$4,478	$5,895

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Shares of		Additional		Other
(unaudited, dollars in thousands, except share and per share data)	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
Three months ended June 30, 2024
Balance at March 31, 2024	4,989,222	$24,946	$17,193	$83,289	$(17,798)	$107,630
Net income	-	-	-	2,529	-	2,529
Other comprehensive income, net of tax	-	-	-	-	500	500
Employee Stock Purchase Plan share issuance	1,839	9	17	-	-	26
Restricted stock vested	18,351	92	(92)	-	-	-
Impact of adoption of new accounting pronouncement	-	-	-	(108)	-	(108)
Share-based compensation expense	-	-	130	-	-	130
Cash dividends ($0.14 per share)	-	-	-	(711)	-	(711)

Balance at June 30, 2024	5,009,412	$25,047	$17,248	$84,999	$(17,298)	$109,996

Three months ended June 30, 2023
Balance at March 31, 2023	4,953,342	$24,767	$16,727	$79,539	$(18,435)	$102,598
Net income	-	-	-	1,802	-	1,802
Other comprehensive loss, net of tax	-	-	-	-	(1,322)	(1,322)
Employee Stock Purchase Plan share issuance	1,931	9	19	-	-	28
Restricted stock vested	22,003	110	(110)	-	-	-
Share-based compensation expense	-	-	141	-	-	141
Cash dividends ($0.14 per share)	-	-	-	(705)	-	(705)

Balance at June 30, 2023	4,977,276	$24,886	$16,777	$80,636	$(19,757)	$102,542

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited dollars in thousands, except per share amounts)	Stock	Stock	Capital	Earnings	Loss	Total
Six months ended June 30, 2024
Balance at December 31, 2023	4,986,435	$24,932	$17,099	$82,277	$(17,530)	$106,778
Net income	-	-	-	4,246	-	4,246
Other comprehensive income, net of tax	-	-	-	-	232	232
Employee Stock Purchase Plan share issuance	3,865	19	40	-	-	59
Restricted stock vested	19,112	96	(96)	-	-	-
Impact of adoption of new accounting pronouncement	-	-	-	(108)	-	(108)
Share-based compensation expense	-	-	205	-	-	205
Cash dividends ($0.28 per share)	-	-	-	(1,416)	-	(1,416)

Balance at June 30, 2024	5,009,412	$25,047	$17,248	$84,999	$(17,298)	$109,996

Six months ended June 30, 2023
Balance at December 31, 2022	4,952,094	$24,761	$16,593	$78,147	$(20,767)	$98,734
Net income	-	-	-	4,885	-	4,885
Other comprehensive income, net of tax	-	-	-	-	1,010	1,010
Impact of adoption of new accounting pronouncement	-	-	-	(991)	-	(991)
Employee Stock Purchase Plan share issuance	3,179	15	46	-	-	61
Restricted stock vested	22,003	110	(110)	-	-	-
Share-based compensation expense	-	-	248	-	-	248
Cash dividends ($0.28 per share)	-	-	-	(1,405)	-	(1,405)

Balance at June 30, 2023	4,977,276	$24,886	$16,777	$80,636	$(19,757)	$102,542

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(unaudited, dollars in thousands)	2024	2023
Operating activities:
Net income	$4,246	$4,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,081	1,092
Amortization of right of use lease assets	312	202
Accretion related to acquisition, net	22	22
Amortization of subordinated debt issuance costs	65	65
Provision for credit losses	341	737
Loss on sale of securities, net	-	164
Net amortization of securities	296	383
Decrease (increase) in loans held for sale, net	470	(596)
Net gain on disposal of premises and equipment	-	(200)
Net loss on write-down/sale of repossessed assets	36	69
Income from bank owned life insurance	(535)	(513)
Stock compensation expense	205	248
Increase in other assets	(108)	(955)
Decrease in accrued expenses and other liabilities	(1,695)	(540)
Net cash provided by operating activities	4,736	5,063

Investing activities:
Proceeds from redemption (cash used in purchases) of restricted securities, net	1,351	(1,125)
Proceeds from maturities and paydowns of available-for-sale securities	970	-
Proceeds from sales of available-for-sale securities	-	8,088
Paydowns on available-for-sale securities	9,131	7,618
Net decrease (increase) in loans held for investment	23,747	(67,920)
Purchases of premises and equipment	(1,951)	(487)
Proceeds from sale of premises and equipment	-	839
Net cash provided by (used in) investing activities	33,248	(52,987)

Financing activities:
Increase (decrease) in noninterest-bearing deposits	28,304	(73,886)
(Decrease) increase in savings deposits	(30,917)	41,758
Increase in time deposits	8,791	104,824
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(1,002)	(11,865)
Increase in Federal Home Loan Bank advances	44,336	307,850
Repayment of Federal Home Loan Bank advances	(74,200)	(284,500)
Proceeds from Employee Stock Purchase Plan issuance	59	61
Cash dividends paid on common stock	(1,416)	(1,405)
Net cash (used in) provided by financing activities	(26,045)	82,837

Net increase in cash and cash equivalents	11,939	34,913
Cash and cash equivalents at beginning of period	80,806	21,066
Cash and cash equivalents at end of period	$92,745	$55,979

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$11,724	$5,646

Supplemental schedule of noncash transactions
Unrealized gains on securities available-for-sale	$293	$1,279
Loans transferred to repossessed assets	$1,256	$-
Impact of adoption of new accounting pronouncements	$108	$991

See accompanying notes to consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

The Company
Headquartered in Hampton, Virginia, Old Point Financial Corporation (NASDAQ: OPOF) (the Company) is a holding company that conducts substantially all of its operations through two wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services, N.A. (Wealth). The Bank serves individual and commercial customers, the majority of which are in the Hampton Roads region of Virginia. As of June 30, 2024, the Bank had 14 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Wealth offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, and its wholly-owned subsidiaries, the Bank and Wealth. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the Company’s financial position at June 30, 2024 and December 31, 2023, the statements of income, comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the statements of cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” Subsequently, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” This guidance provides temporary, optional expedients and exceptions to ease the potential burden in accounting for modifications of loan contracts, borrowings, and other transactions related to reference rate reform associated with the LIBOR transition if certain criteria are met. The amendments are effective as of March 12, 2020 through December 31, 2024 and can be adopted at an instrument level. These modifications have not had and are not expected to have a material impact on the consolidated financial statements.

In November 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures.” The amendments in ASU 2023-09 require that a public entity disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, the amount of income taxes paid disaggregated by federal, state, and foreign taxes, and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid. The amendments also require that entities disclose income from continuing operations before income tax expense disaggregated between domestic and foreign, as well as income tax expense from continuing operations disaggregated by federal, state, and foreign. The amendments apply to all public entities that are subject to Topic 740, “Income Taxes,” and are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments are to be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material effect on its consolidated financial statements.

Index
Other accounting standards that have been adopted by the Company or issued by the FASB or other standards-setting bodies have not or are not currently expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2. Securities

The Company’s debt securities all of which are classified as available-for-sale, are summarized as follows:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$4,052	$-	$(201)	$3,851
Obligations of U.S. Government agencies	36,875	247	(360)	36,762
Obligations of state and political subdivisions	57,918	-	(7,692)	50,226
Mortgage-backed securities	87,679	30	(10,403)	77,306
Corporate bonds and other securities	27,500	-	(3,518)	23,982
	$214,024	$277	$(22,174)	$192,127

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$4,068	$-	$(211)	$3,857
Obligations of U.S. Government agencies	43,233	167	(665)	42,735
Obligations of state and political subdivisions	58,292	13	(7,708)	50,597
Mortgage-backed securities	91,328	84	(10,105)	81,307
Corporate bonds and other securities	27,500	-	(3,765)	23,735
	$224,421	$264	$(22,454)	$202,231

The amortized cost and fair value of securities at June 30, 2024 and December 31, 2023, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2024
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$1,702	$1,665
Due after one year through five years	19,909	18,386
Due after five through ten years	54,125	46,856
Due after ten years	138,288	125,220
	$214,024	$192,127

	December 31, 2023
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$1,570	$1,541
Due after one year through five years	12,962	12,178
Due after five through ten years	63,248	54,806
Due after ten years	146,641	133,706
	$224,421	$202,231

Index
The following table shows realized gains or losses on the sale of investment securities during the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Realized gains on sales of securities	$-	$-	$-	$-
Realized losses on sales of securities	-	(164)	-	(164)
Net realized loss	$-	$(164)	$-	$(164)

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an ACL has not been recorded as of June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	June 30, 2024
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value	Securities
U.S. Treasury securities	$201	$3,851	$-	$-	$201	$3,851	1
Obligations of U.S. Government agencies	185	17,180	175	3,025	360	20,205	33
Obligations of state and political subdivisions	7,642	49,775	50	450	7,692	50,225	43
Mortgage-backed securities	10,403	73,920	-	-	10,403	73,920	40
Corporate bonds and other securities	3,518	23,982	-	-	3,518	23,982	24
Total securities available-for-sale	$21,949	$168,708	$225	$3,475	$22,174	$172,183	141

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value	Securities
U.S. Treasury securities	$-	$-	$211	$3,857	$211	$3,857	1
Obligations of U.S. Government agencies	91	8,803	574	22,817	665	31,620	43
Obligations of state and political subdivisions	-	-	7,708	49,597	7,708	49,597	43
Mortgage-backed securities	96	4,423	10,009	73,347	10,105	77,770	40
Corporate bonds and other securities	-	-	3,765	22,735	3,765	22,735	23
Total securities available-for-sale	$187	$13,226	$22,267	$172,353	$22,454	$185,579	150

The number of investments in an unrealized loss position as of June 30, 2024 and December 31, 2023 were 141 and 150, respectively. The Company concluded no ACL should be recognized as of June 30, 2024 and December 31, 2023 based primarily on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s state and political subdivision securities are rated AA or better and the Company receives a surveillance report that is reviewed quarterly for indications of credit concerns. The Company’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments. The Company’s corporate bonds and other securities portfolio issuers consist of bank holding companies that are monitored on a quarterly basis by the Company’s credit department for indications of declining credit quality.

Restricted Stock
The restricted stock category is comprised of stock in FHLB, FRB, and CBB. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and the securities lack a market. Therefore, FHLB, FRB, and CBB stock are carried at cost and evaluated for impairment. When evaluating these stocks for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Restricted stock is viewed as a long-term investment and management believes that the Company has the ability and the intent to hold this stock until its value is recovered. The Company did not consider its investment in restricted stock to be impaired at June 30, 2024 and no impairment has been recognized.

Index

Note 3. Loans and the Allowance for Credit Losses on Loans

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Mortgage loans on real estate:
Residential 1-4 family	$187,071	$188,517
Commercial - owner occupied	143,185	156,466
Commercial - non-owner occupied	309,317	285,250
Multifamily	38,645	29,207
Construction and land development	90,184	107,179
Second mortgages	9,996	10,148
Equity lines of credit	59,096	55,981
Total mortgage loans on real estate	837,494	832,748
Commercial and industrial loans	56,635	64,112
Consumer automobile loans	138,912	160,437
Other consumer loans	19,573	19,718
Other (1)	1,988	3,237
Total loans, net of deferred fees (2)	1,054,602	1,080,252
Less: Allowance for credit losses on loans	11,828	12,206
Loans, net of allowance and deferred fees (2)	$1,042,774	$1,068,046

(1)
Overdrawn accounts are reclassified as loans and included in the Other category in the table above.  Overdrawn deposit accounts, excluding internal use accounts, totaled $394 thousand and $244 thousand at June 30, 2024 and December 31, 2023, respectively.

(2)	Net deferred loan fees totaled $1.1 million on June 30, 2024 and $1.2 million on December 31, 2023.

All classes of loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Interest and fees continue to accrue on past due loans until the date the loan is placed in nonaccrual status, if applicable. Any accrued interest receivable on loans placed on nonaccrual status is reversed by an adjustment to interest income. The following table includes an aging analysis of the recorded investment in past due loans as of the dates indicated. Also included in the table below are loans that are 90 days or more past due as to interest and principal and still accruing interest, because they are well-secured and in the process of collection. The following tables show the aging of the Company’s loan portfolio, by class, as of June 30, 2024 and December 31, 2023.

Index
Age Analysis of Past Due Loans as of June 30, 2024

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$-	$28	$42	$-	$187,001	$187,071
Commercial - owner occupied	-	-	-	-	143,185	143,185
Commercial - non-owner occupied	-	-	-	-	309,317	309,317
Multifamily	-	-	-	-	38,645	38,645
Construction and land development	-	-	-	-	90,184	90,184
Second mortgages	-	52	-	-	9,944	9,996
Equity lines of credit	552	-	-	44	58,500	59,096
Total mortgage loans on real estate	$552	$80	$42	$44	$836,776	$837,494
Commercial and industrial loans	861	322	-	-	55,452	56,635
Consumer automobile loans	2,057	654	371	-	135,830	138,912
Other consumer loans	236	127	31	-	19,179	19,573
Other	33	2	3	-	1,950	1,988
Total	$3,739	$1,185	$447	$44	$1,049,187	$1,054,602

Age Analysis of Past Due Loans as of December 31, 2023

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$1,194	$-	$368	$142	$186,813	$188,517
Commercial - owner occupied	100	-	322	-	156,044	156,466
Commercial - non-owner occupied	-	896	-	-	284,354	285,250
Multifamily	-	-	-	-	29,207	29,207
Construction and land development	-	-	-	-	107,179	107,179
Second mortgages	160	6	-	-	9,982	10,148
Equity lines of credit	205	-	-	46	55,730	55,981
Total mortgage loans on real estate	$1,659	$902	$690	$188	$829,309	$832,748
Commercial and industrial loans	527	427	306	-	62,852	64,112
Consumer automobile loans	3,254	706	661	-	155,816	160,437
Other consumer loans	634	264	123	-	18,697	19,718
Other	29	-	-	-	3,208	3,237
Total	$6,103	$2,299	$1,780	$188	$1,069,882	$1,080,252

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccrual column and not also in its respective past due column.

Index
The following table shows the Company’s amortized cost basis of loans on nonaccrual status as of June 30, 2024 and December 31, 2023. All nonaccrual loans had an ACLL as of June 30, 2024 and December 31, 2023.

	Nonaccrual
(dollars in thousands)	June 30, 2024	December 31, 2023
Mortgage loans on real estate:
Residential 1-4 family	$-	$142
Commercial - non-owner occupied	-	-
Second mortgages	-	-
Equity lines of credit	44	46
Total mortgage loans on real estate	44	188
Commercial and industrial loans	-	-
Consumer automobile loans	-	-
Other consumer loans	-	-
Total	$44	$188

The Company’s loan portfolio may include certain loans modified, where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company closely monitors the performance of modified loans to understand the effectiveness of modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. The Company did not grant any such modifications during the three and six months ended June 30, 2024 and June 30, 2023.

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

Index
The following tables presents the activity in the ACLL by portfolio class for the six months ended June 30, 2024 and June 30, 2023.

Allowance for Credit Losses and Recorded Investment in Loans
For the Six Months ended June 30, 2024
(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Land Development	Real Estate - Mortgage (1)	Real Estate - Commercial (2)	Consumer (3)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$573	$982	$2,904	$5,742	$1,827	$178	$-	$12,206
Charge-offs	(117)	-	-	-	(756)	(104)	-	(977)
Recoveries	6	-	20	11	267	26	-	330
Provision for loan losses	17	(129)	58	(58)	372	9	-	269
Ending Balance	$479	$853	$2,982	$5,695	$1,710	$109	$-	$11,828

For the Six Months Ended June 30, 2023
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial (2)	Consumer (3)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526
Day 1 impact of adoption of CECL	(11)	19	87	1,048	(365)	(137)	-	641
Charge-offs	(51)	-	-	-	(534)	(169)	-	(754)
Recoveries	12	-	20	-	312	21	-	365
Provision for loan losses	43	136	198	162	112	228	(6)	873
Ending Balance	$666	$707	$2,880	$5,709	$1,590	$99	$-	$11,651

(1)	The real estate-mortgage segment includes residential 1 – 4 family, multi-family, second mortgages and equity lines of credit.
(2)	The real estate-commercial segment included commercial-owner occupied and commercial non-owner occupied.
(3)	The consumer segment includes consumer automobile loans.

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Provision for credit losses:
Provision for loans	$191	$310	$269	$873
Provison for (recovery of) unfunded commitments	70	51	72	(136)
Total	$261	$361	$341	$737

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

Index
The following tables present credit quality exposures by internally assigned risk ratings originated as of the dates indicated:

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Construction and land development
Pass	$15,683	$35,372	$29,170	$5,149	$2,523	$649	$1,638	$90,184
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction and land development	$15,683	$35,372	$29,170	$5,149	$2,523	$649	$1,638	$90,184

Commercial real estate - owner occupied
Pass	$5,262	$7,989	$28,903	$18,073	$11,163	$69,715	$1,274	$142,379
OAEM	-	-	-	-	-	56	750	806
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$5,262	$7,989	$28,903	$18,073	$11,163	$69,771	$2,024	$143,185

Commercial real estate - non-owner occupied
Pass	$3,259	$33,843	$64,109	$116,726	$40,179	$49,548	$873	$308,537
OAEM	-	-	-	-	-	780	-	780
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$3,259	$33,843	$64,109	$116,726	$40,179	$50,328	$873	$309,317

Commercial and industrial
Pass	$5,432	$13,417	$16,147	$3,639	$1,247	$5,055	$11,698	$56,635
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial and industrial	$5,432	$13,417	$16,147	$3,639	$1,247	$5,055	$11,698	$56,635

Multifamily real estate
Pass	$-	$7,663	$1,363	$2,116	$592	$22,998	$3,913	$38,645
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multifamily real estate	$-	$7,663	$1,363	$2,116	$592	$22,998	$3,913	$38,645

Residential 1-4 family
Pass	$4,874	$32,469	$41,099	$33,756	$25,445	$60,409	$57,592	$255,644
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	339	180	-	519
Total residential 1-4 family	$4,874	$32,469	$41,099	$33,756	$25,784	$60,589	$57,592	$256,163

Consumer - automobile
Pass	$10,721	$42,895	$68,183	$9,739	$2,948	$4,426	$-	$138,912
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - automobile	$10,721	$42,895	$68,183	$9,739	$2,948	$4,426	$-	$138,912

Consumer - other
Pass	$468	$248	$445	$280	$45	$15,363	$2,724	$19,573
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - other	$468	$248	$445	$280	$45	$15,363	$2,724	$19,573

Other
Pass	$90	$-	$-	$292	$-	$1,606	$-	$1,988
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	$90	$-	$-	$292	$-	$1,606	$-	$1,988

Total loans
Pass	$45,789	$173,896	$249,419	$189,770	$84,142	$229,769	$79,712	$1,052,497
OAEM	-	-	-	-	-	836	750	1,586
Substandard	-	-	-	-	339	180	-	519
Total loans	$45,789	$173,896	$249,419	$189,770	$84,481	$230,785	$80,462	$1,054,602

Index
	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Construction and land development
Pass	$40,168	$36,581	$25,770	$3,630	$297	$285	$448	$107,179
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction and land development	$40,168	$36,581	$25,770	$3,630	$297	$285	$448	$107,179

Commercial real estate - owner occupied
Pass	$10,145	$33,720	$21,058	$13,708	$12,025	$56,978	$5,680	$153,314
OAEM	-	-	-	-	77	2,985	-	3,062
Substandard	-	-	-	-	-	90	-	90
Total commercial real estate - owner occupied	$10,145	$33,720	$21,058	$13,708	$12,102	$60,053	$5,680	$156,466

Commercial real estate - non-owner occupied
Pass	$31,539	$53,217	$96,755	$38,704	$10,517	$51,451	$2,263	$284,446
OAEM	-	-	-	-	804	-	-	804
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$31,539	$53,217	$96,755	$38,704	$11,321	$51,451	$2,263	$285,250

Commercial and industrial
Pass	$18,248	$21,698	$4,300	$1,691	$2,192	$2,075	$13,908	$64,112
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial and industrial	$18,248	$21,698	$4,300	$1,691	$2,192	$2,075	$13,908	$64,112

Multifamily real estate
Pass	$6,568	$3,841	$2,151	$605	$5,955	$9,005	$1,082	$29,207
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multifamily real estate	$6,568	$3,841	$2,151	$605	$5,955	$9,005	$1,082	$29,207

Residential 1-4 family
Pass	$27,497	$41,062	$39,937	$26,368	$13,009	$52,148	$54,087	$254,108
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	350	46	142	-	538
Total residential 1-4 family	$27,497	$41,062	$39,937	$26,718	$13,055	$52,290	$54,087	$254,646

Consumer - automobile
Pass	$52,750	$83,885	$13,184	$4,152	$1,618	$4,848	$-	$160,437
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - automobile	$52,750	$83,885	$13,184	$4,152	$1,618	$4,848	$-	$160,437

Consumer - other
Pass	$323	$765	$330	$109	$11	$16,089	$2,091	$19,718
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - other	$323	$765	$330	$109	$11	$16,089	$2,091	$19,718

Other
Pass	$1,620	$-	$292	$-	$-	$1,325	$-	$3,237
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	$1,620	$-	$292	$-	$-	$1,325	$-	$3,237

Total loans
Pass	$188,858	$274,769	$203,777	$88,967	$45,624	$194,204	$79,559	$1,075,758
OAEM	-	-	-	-	881	2,985	-	3,866
Substandard	-	-	-	350	46	232	-	628
Total loans	$188,858	$274,769	$203,777	$89,317	$46,551	$197,421	$79,559	$1,080,252

Index
The following tables detail the current period gross charge-offs of loans by year of origination for the six months ended June 30, 2024 and June 30, 2023:

	June 30, 2024
	Current Period Charge-offs by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial	$-	$-	$108	$-	$-	$9	$-	$117
Consumer - automobile	-	151	438	131	17	15	-	752
Consumer - other	-	-	-	-	-	4	-	4
Other (1)	104	-	-	-	-	-	-	104
Total	$104	$151	$546	$131	$17	$28	$-	$977
(1)	Gross charge-offs of other loans for the six months ended June 30, 2024 included $104 thousand of demand deposit overdrafts that originated in 2024.

	June 30, 2023
	Current Period Charge-offs by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial	$-	$51	$-	$-	$-	$-	$-	$51
Consumer - automobile	-	265	142	45	18	49	-	519
Consumer - other	-	-	5	-	3	7	-	15
Other (1)	147	22	-	-	-	-	-	169
Total	$147	$338	$147	$45	$21	$56	$-	$754
(1)	Gross charge-offs of other loans for the six months ended June 30, 2023 included $147 thousand of demand deposit overdrafts that originated in 2023.

As of June 30, 2024 and December 31, 2023, the Company had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower was experiencing financial difficulty.

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

The right-of-use assets and lease liabilities are included in “Other Assets” and “Other Liabilities”, respectively, in the Consolidated Balance Sheets. There were no new leases executed during the six months ended June 30, 2024. The following tables present information about the Company’s leases:

(dollars in thousands)	June 30, 2024	December 31, 2023
Lease liabilities	$1,032	$1,248
Right-of-use assets	$836	$1,148
Weighted average remaining lease term	3.02 years	3.37 years
Weighted average discount rate	3.16%	3.06%

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Operating lease cost	$206	$101	$312	$202
Total lease cost	$206	$101	$312	$202

Cash paid for amounts included in the measurement of lease liabilities	$109	$112	$217	$203

Index
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
(dollars in thousands)	June 30, 2024
Six months ending December 31, 2024	$206
Twelve months ending December 31, 2025	382
Twelve months ending December 31, 2026	278
Twelve months ending December 31, 2027	208
Twelve months ending December 31, 2028	24
Total undiscounted cash flows	$1,098
Discount	(66)
Lease liabilities	$1,032

Note 5. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both June 30, 2024 and December 31, 2023. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $821 thousand and $1.1 million at June 30, 2024 and December 31, 2023, respectively. The expected terms of these investments and the related tax benefits run through 2033. There were no additional capital calls expected for the funds at June 30, 2024.

During the period, the Company adopted ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method,” (“ASC 323”). These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The adoption resulted in an adjustment of $108 thousand, which reduced the investment balance and stockholders’ equity.

The table below summarizes the tax credits and other tax benefits recognized by the Company related to these investments during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Tax credits and other benefits
Amortization of operating losses	$42	$92	$134	$184
Tax benefit of operating losses*	9	19	28	39
Tax credits	78	78	155	155
Total tax benefits	$87	$97	$183	$194
*	Computed using a 21% tax rate.

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

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. As of both June 30, 2024 and December 31, 2023, the remaining credit available from these lines totaled $90.0 million. The Company has a secured credit line with the FHLB with remaining credit availability of $391.3 million and $362.1 million as of June 30, 2024 and December 31, 2023, respectively.

Index
The following table presents total short-term borrowings as of the dates indicated:

(dollars in thousands)	June 30, 2024	December 31, 2023
Federal funds purchased	$-	$-
Overnight repurchase agreements	1,381	2,383
Federal Home Loan Bank advances	19,586	9,450
Total short-term borrowings	$20,967	$11,833

Maximum month-end outstanding balance (year-to-date)	$41,682	$84,360
Average outstanding balance during the period	$44,106	$53,466
Average interest rate (year-to-date)	4.63%	4.90%
Average interest rate at end of period	5.65%	5.65%

Long-Term Borrowings
The Company had a long-term FHLB advance totaling $20.0 million outstanding at June 30, 2024 with a scheduled maturity of April 14, 2025 at a rate of 4.28%. The Company had long-term FHLB advances totaling $60.0 million outstanding at December 31, 2023 with scheduled maturities through November 29, 2028 and rates ranging from 3.37% to 4.28%.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making such commitments as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent credit risk were outstanding as of June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Commitments to extend credit:
Home equity lines of credit	$94,729	$91,885
Commercial real estate, construction and development loans committed but not funded	72,861	74,218
Other lines of credit (principally commercial)	49,251	47,622
Total	$216,841	$213,725

Letters of credit	$816	$802

Note 8. Share-Based Compensation

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

Employee Stock Purchase Plan
Under the Company’s ESPP, substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and was set at 5% for 2023 and for the first six months of 2024.

Index
Total stock purchases under the ESPP amounted to 3,865 shares during the six months ended June 30, 2024. At June 30, 2024, the Company had 210,488 remaining shares reserved for issuance under the ESPP.

Incentive Stock Plan
The Incentive Stock Plan permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of June 30, 2024, only restricted stock had been granted under the Incentive Stock Plan.

Restricted stock activity for the six months ended June 30, 2024 and June 30, 2023 is summarized below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, December 31, 2023	53,660	$22.32
Issued	37,674	14.05
Vested	(19,112)	19.95
Forfeited	(4,109)	20.70
Nonvested, June 30, 2024	68,113	$18.51

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, December 31, 2022	46,989	$22.49
Issued	35,013	17.20
Vested	(22,003)	19.86
Forfeited	-	-
Nonvested, June 30, 2023	59,999	$20.37

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.93 years.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $796 thousand as of June 30, 2024 and $523 thousand as of December 31, 2023.

Stock-based compensation expense was $130 thousand and $141 thousand for the three months ended June 30, 2024 and 2023, respectively, and $205 thousand and $248 thousand for the six months ended June 30, 2024 and 2023, respectively.

Note 9. Stockholders’ Equity and Earnings per Common Share

Stockholders’ Equity – Accumulated Other Comprehensive Loss
The following tables present amounts reclassified out of accumulated other comprehensive income (loss), by category, during the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected Line Item on Consolidated Statement of Income
(dollars in thousands)	2024	2023	2024	2023
Sale of securities
Realized loss on sale of securities	$-	$(164)	$-	$(164)	Loss on sale of securities, net
Tax effect	-	34	-	34	Income tax expense
	$-	$(130)	$-	$(130)

Index
The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Three Months Ended June 30, 2024
Balance at beginning of period	$(17,798)	$(17,798)
Net other comprehensive income	500	500
Balance at end of period	$(17,298)	$(17,298)

Three Months Ended June 30, 2023
Balance at beginning of period	$(18,435)	$(18,435)
Net other comprehensive loss	(1,322)	(1,322)
Balance at end of period	$(19,757)	$(19,757)

(dollars in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Six Months Ended June 30, 2024
Balance at beginning of period	$(17,530)	$(17,530)
Net other comprehensive income	232	232
Balance at end of period	$(17,298)	$(17,298)

Six Months Ended June 30, 2023
Balance at beginning of period	$(20,767)	$(20,767)
Net other comprehensive income	1,010	1,010
Balance at end of period	$(19,757)	$(19,757)

Index
The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated:

	Three Months Ended June 30, 2024
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$633	$(133)	$500

Total change in accumulated other comprehensive loss, net	$633	$(133)	$500

	Three Months Ended June 30, 2023
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,838)	$386	$(1,452)
Reclassification adjustment for losses recognized in income	164	(34)	130
	(1,674)	352	(1,322)

Total change in accumulated other comprehensive loss, net	$(1,674)	$352	$(1,322)

	Six Months Ended June 30, 2024
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$294	$(62)	$232

Total change in accumulated other comprehensive loss, net	$294	$(62)	$232

	Six Months Ended June 30, 2023
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,114	$(234)	$880
Reclassification adjustment for losses recognized in income	164	(34)	130
	1,278	(268)	1,010

Total change in accumulated other comprehensive loss, net	$1,278	$(268)	$1,010

Earnings Per Common Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of potentially dilutive common shares attributable to the ESPP. The Company had no antidilutive shares outstanding in the three and six months ended June 30, 2024 and 2023, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

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

The Company recognizes IRLCs at fair value. Fair value of IRLCs is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best-efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Company’s IRLCs are classified as Level 2. At June 30, 2024, there were no IRLCs and at December 31, 2023, there were $10 thousand of IRLCs.

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

Loans held for sale are carried at the lower of cost or fair value. Loans held for sale consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are reported on a separate line item on the Company’s Consolidated Statements of Income. There were no loans held for sale at June 30, 2024 and $470 thousand at December 31, 2023.

Index
The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at June 30, 2024 Using
(dollars in thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasury securities	$3,851	$-	$3,851	$-
Obligations of U.S. Government agencies	36,762	-	36,762	-
Obligations of state and political subdivisions	50,226	-	50,226	-
Mortgage-backed securities	77,306	-	77,306	-
Corporate bonds and other securities	23,982	-	23,982	-
Total available-for-sale securities	192,127	-	192,127	-
Derivatives
Interest rate swap on loans	1,724	-	1,724	-
Total assets	$193,851	$-	$193,851	$-

Liabilities:
Derivatives
Interest rate swap on loans	1,724	-	1,724	-
Total liabilities	$1,724	$-	$1,724	$-

		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Balance	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury securities	$3,857	$-	$3,857	$-
Obligations of U.S. Government agencies	42,735	-	42,735	-
Obligations of state and political subdivisions	50,597	-	50,597	-
Mortgage-backed securities	81,307	-	81,307	-
Corporate bonds and other securities	23,735	-	23,735	-
Total available-for-sale securities	$202,231	$-	$202,231	$-
Loans held for sale	470	-	470	-
Derivatives
Interest rate locks	10	-	10	-
Interest rate swap on loans	1,249	-	1,249	-
Total assets	$203,960	$-	$203,960	$-

Liabilities:
Derivatives
Interest rate swap on loans	1,249	-	1,249	-
Total liabilities	$1,249	$-	$1,249	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure and recognize certain assets at fair value on a nonrecurring basis in accordance with GAAP. As of June 30, 2024 and December 31, 2023, the Company had no assets or liabilities recorded at fair value on a nonrecurring basis.

Index

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

		Fair Value Measurements at June 30, 2024 Using
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$92,745	$92,745	$-	$-
Securities available-for-sale	192,127	-	192,127	-
Restricted securities	3,825	-	3,825	-
Loans, net	1,042,774	-	-	984,390
Derivatives
Interest rate swap on loans	1,724	-	1,724	-
Bank owned life insurance	35,623	-	35,623	-
Accrued interest receivable	4,873	-	4,873	-

Liabilities
Deposits	$1,236,575	$-	$1,234,452	$-
Overnight repurchase agreements	1,381	-	1,381	-
Federal Home Loan Bank advances	39,586	-	39,586	-
Subordinated notes	29,733	-	25,786	-
Derivatives
Interest rate swap on loans	1,724	-	1,724	-
Accrued interest payable	2,028	-	2,028	-

Index
		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$78,759	$78,759	$-	$-
Securities available-for-sale	202,231	-	202,231	-
Restricted securities	5,176	-	5,176	-
Loans held for sale	470	-	470	-
Loans, net	1,068,046	-	-	1,025,622
Derivatives
Interest rate lock	10	-	10	-
Interest rate swap on loans	1,249	-	1,249	-
Bank owned life insurance	35,088	-	35,088	-
Accrued interest receivable	4,921	-	4,921	-

Liabilities
Deposits	$1,230,397	$-	$1,228,477	$-
Overnight repurchase agreements	2,383	-	2,383	-
Federal Home Loan Bank advances	69,450	-	69,450	-
Subordinated notes	29,668	-	25,561	-
Derivatives
Interest rate swap on loans	1,249	-	1,249	-
Accrued interest payable	1,972	-	1,972	-

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

Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the three and six months ended June 30, 2024 and 2023 follows:

Index
	Three Months Ended June 30, 2024
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$18,069	$49	$4,321	$(4,321)	$18,118
Income from fiduciary activities	-	1,179	-	(50)	1,129
Other income	2,158	236	50	(102)	2,342
Total operating income	20,227	1,464	4,371	(4,473)	21,589

Expenses
Interest expense	5,707	-	295	-	6,002
Provision for credit losses	261	-	-	-	261
Salaries and employee benefits	6,159	887	199	(50)	7,195
Other expenses	4,720	337	174	(102)	5,129
Total operating expenses	16,847	1,224	668	(152)	18,587

Income (loss) before taxes	3,380	240	3,703	(4,321)	3,002

Income tax expense (benefit)	552	51	(130)	-	473

Net income (loss)	$2,828	$189	$3,833	$(4,321)	$2,529

Capital expenditures	$1,152	$-	$-	$-	$1,152

	Three Months Ended June 30, 2023
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$16,312	$35	$2,296	$(2,296)	$16,347
Income from fiduciary activities	-	1,154	-	-	1,154
Other income	2,139	200	50	(66)	2,323
Total operating income	18,451	1,389	2,346	(2,362)	19,824

Expenses
Interest expense	3,953	-	295	-	4,248
Provision for credit losses	361	-	-	-	361
Salaries and employee benefits	6,745	1,099	199	-	8,043
Other expenses	4,648	341	181	(66)	5,104
Total operating expenses	15,707	1,440	675	(66)	17,756

Income (loss) before taxes	2,744	(51)	1,671	(2,296)	2,068

Income tax expense (benefit)	406	(9)	(131)	-	266

Net income (loss)	$2,338	$(42)	$1,802	$(2,296)	$1,802

Capital expenditures	$357	$-	$-	$-	$357

Index
	Six Months Ended June 30, 2024
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$35,410	$91	$5,121	$(5,121)	$35,501
Income from fiduciary activities	-	2,396	-	(75)	2,321
Other income	3,992	447	100	(167)	4,372
Total operating income	39,402	2,934	5,221	(5,363)	42,194

Expenses
Interest expense	11,255	-	590	-	11,845
Provision for credit losses	341	-	-	-	341
Salaries and employee benefits	12,800	1,911	390	(75)	15,026
Other expenses	9,205	735	228	(167)	10,001
Total operating expenses	33,601	2,646	1,208	(242)	37,213

Income (loss) before taxes	5,801	288	4,013	(5,121)	4,981

Income tax expense (benefit)	905	63	(233)	-	735

Net income (loss)	$4,896	$225	$4,246	$(5,121)	$4,246

Capital expenditures	$1,951	$-	$-	$-	$1,951

	Six Months Ended June 30, 2023
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$31,433	$67	$5,801	$(5,801)	$31,500
Income from fiduciary activities	-	2,270	-	-	2,270
Other income	4,205	454	100	(131)	4,628
Total operating income	35,638	2,791	5,901	(5,932)	38,398

Expenses
Interest expense	5,998	-	590	-	6,588
Provision for credit losses	737	-	-	-	737
Salaries and employee benefits	12,830	2,173	403	-	15,406
Other expenses	9,129	645	266	(131)	9,909
Total operating expenses	28,694	2,818	1,259	(131)	32,640

Income (loss) before taxes	6,944	(27)	4,642	(5,801)	5,758

Income tax expense (benefit)	1,119	(3)	(243)	-	873

Net income (loss)	$5,825	$(24)	$4,885	$(5,801)	$4,885

Capital expenditures	$487	$-	$-	$-	$487

Index
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Total assets at June 30,2024	$1,414,168	$7,481	$140,287	$(138,582)	$1,423,354
Total assets at December 31, 2023	$1,437,603	$7,235	$137,004	$(135,460)	$1,446,382

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

The following discussion is intended to assist readers in understanding and evaluating the results of operations, financial condition, liquidity, and capital resources of the Company, consisting of the parent company (the Parent) and its wholly-owned subsidiaries, the Bank and Wealth. This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements, the notes to the financial statements, and the other financial information contained elsewhere in this report, as well as the Company’s 2023 Form 10-K. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company’s future business, financial condition, or results of operations. For a description of certain factors that may have a significant impact on the Company’s future business, financial condition, or results of operations, see “Cautionary Statement Regarding Forward-Looking Statements” at the end of this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

The following table presents selected financial performance highlights for the periods indicated:

Table 1: Financial Performance Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023

Net income (loss)
Bank	$2,828	$2,338	$4,896	$5,825
Wealth	189	(42)	225	(24)
Parent	3,833	1,802	4,246	4,885
Eliminations	(4,321)	(2,296)	(5,121)	(5,801)
Consolidated net income	$2,529	$1,802	$4,246	$4,885

Earnings per share - basic and diluted	$0.50	$0.36	$0.84	$0.97

Annualized return on average equity	9.43%	7.01%	7.94%	9.68%
Annualized return on average assets	0.71%	0.51%	0.59%	0.70%

Net income for the three months ended June 30, 2024 was $2.5 million ($0.50 diluted earnings per share) compared to $1.8 million ($0.36 diluted earnings per share) for the three months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, net income was $4.2 million ($0.84 diluted earnings per share) and $4.9 million ($0.97 diluted earnings per share), respectively.

Key highlights of the three and six months ended June 30, 2024 are as follows, with comparisons against the three and six months ended June 30, 2023 unless otherwise stated:

•
Total assets were $1.4 billion at June 30, 2024, decreasing $23.0 million or 1.6% from December 31, 2023. Net loans held for investment were $1.0 billion at June 30, 2024, decreasing $25.3 million, or 2.4%, from December 31, 2023.

Index
•	Total deposits increased $6.2 million, or 0.5%, from December 31, 2023.

•
Return on average equity (ROE) (annualized) was at 9.4% for the second quarter of 2024, compared to 7.0% for the second quarter of 2023. Return on average assets (ROA) (annualized) was 0.71% for the second quarter of 2024, compared to 0.51% for the second quarter of 2023.

•	Book value per share and tangible book value per share (non-GAAP) at June 30, 2024 increased 6.39% and 6.60%, respectively from June 30, 2023.

•	Net income improved $727 thousand, or 40.3%, to $2.5 million for the second quarter of 2024 from $1.8 million for the second quarter of 2023.

•
Net interest margin (NIM) was 3.62% for the second quarter of 2024 compared to 3.67% for the second quarter of 2023. NIM on a fully tax-equivalent basis (FTE) (non-GAAP) was 3.63% for the second quarter of 2024 compared to 3.69% for the second quarter of 2023.

•	Net interest income increased $17 thousand, or 0.1%, to $12.1 million for the second quarter of 2024 compared to the second quarter of 2023.

•	Provision for credit losses of $261 thousand was recognized for the second quarter of 2024, compared to $361 thousand for the second quarter of 2023.

•	Non-performing assets increased by $516 thousand to $2.0 million or 0.14% of total assets at June 30, 2024 from $1.4 million or 0.10% of total assets at June 30, 2023.

•
Liquidity as of June 30, 2024, defined as cash and cash equivalents, unpledged securities, and available secured borrowing capacity, totaled $403.8 million, representing 28.4% of total assets compared to $342.5 million, representing 23.7% of total assets as of December 31, 2023.

•
One-time costs related to the cost saving initiatives were $550 thousand at June 30, 2024 with an additional $350 thousand expected to be incurred through the remainder of the year. Once fully implemented, these cost saving initiatives will reduce noninterest expense by approximately $5.0 million on an annualized basis (excluding one-time costs).

•	The Company’s Crown Center branch, located at 580 East Main Street in Norfolk, VA will be closing on September 27, 2024.

For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” below.

Capital Management and Dividends
Total equity was $110.0 million as of June 30, 2024, compared to $106.8 million at December 31, 2023. Total equity increased $3.2 million at June 30, 2024 compared to December 31, 2023, due primarily to net income and lower unrealized losses in the market value of securities available-for-sale, which are recorded as a component of accumulated other comprehensive loss, partially offset by cash dividend payments. The unrealized loss in market value of securities available-for-sale was a result of increases in market interest rates since the securities were acquired, rather than credit quality issues.  The Company does not expect these unrealized losses to affect the earnings or regulatory capital of the Company or its subsidiaries.

For the second quarter of 2024, the Company declared dividends of $0.14 per share, consistent with the second quarter of 2023. For both the six months ended June 30, 2024 and 2023, dividends declared were $0.28 per share. The dividend represents a payout ratio of 33.3% of EPS for the first six months of 2024. The Board of Directors of the Company continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements, and expected future earnings. The Company’s principal goals related to the maintenance of capital are to provide adequate capital to support the Company’s risk profile consistent with the Board-approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to stockholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total capital for the Bank are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets. See “Table 14. Regulatory Capital” below for additional information.

Index
At June 30, 2024, the book value per share of the Company’s common stock was $21.66, and tangible book value per share (non-GAAP) was $21.31, compared to $20.36 and $19.99, respectively, at June 30, 2023. Refer to “Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

Index
Net interest income for the second quarter of 2024 was $12.1 million, an increase of $17 thousand, or 0.1%, from the second quarter of 2023. The increase from the prior year quarter is due primarily to higher average earning asset balances at higher average yields partially offset by higher average interest-bearing liabilities at higher average rates. For the six months ended June 30, 2024 and 2023, net interest income was $23.7 million and $24.9 million, respectively. The decrease from the prior-year comparative period was due to higher average-interest bearing liabilities at higher average rates, partially offset by higher average earning assets at higher average earning yields.

Net interest income, on a fully tax-equivalent basis (non-GAAP), was $12.2 million for the second quarter of 2024, a decrease of $2 thousand from the 2023 comparative quarter. For the six months ended June 30, 2024 and 2023, net interest income, on a fully tax-equivalent basis (non-GAAP), was $23.7 million and $25.0 million, respectively. NIM for the second quarter of 2024 was 3.62%, a decrease from 3.67% for the prior year quarter. For the six months ended June 30, 2024 and 2023, NIM was 3.53% and 3.84%, respectively. On a fully tax-equivalent basis (non-GAAP), NIM was 3.63% and 3.55%, for the three and six months ended June 30, 2024, respectively, compared to 3.69% and 3.86% for the respective prior year comparative periods. For more information on these FTE financial measures, please see “Non-GAAP Financial Measures” below.

Average earning asset balances for the second quarter of 2024 increased $19.9 million compared to the second quarter of 2023 with yields on average earning assets increasing 45 basis points due to deployment of liquidity into higher earning assets and the effects of the rising interest rate environment. During the first six months of 2024, average earning assets increased $35.3 million over the 2023 comparative period.

Average loans decreased $26.8 million, or 2.5%, and $3.0 million, or 0.3%, for the second quarter and first six months of 2024, respectively, compared to the same periods of 2023.  The decrease in average loans outstanding in 2024 compared to 2023 was due primarily to reduction in size of the construction and land development, commercial - owner occupied, and consumer automobile segments of the loan portfolio. Average loan yields were higher for the second quarter and first six months of 2024 by 45 basis points and 43 basis points, respectively, compared to the same periods of 2023 due primarily to the effects of rising interest rates.

Average securities available-for-sale decreased $25.4 million and $24.3 million for the second quarter and first six months of 2024, respectively, compared to the same period in 2023, due primarily to fluctuations in fair market value, maturities, and principal paydowns. The average yield on the investment securities portfolio increased 28 basis points and 27 basis points for the second quarter and first six months of 2024, respectively, compared to the same periods in 2023 due primarily to the effects of rising interest rates on the Company’s variable rate investment securities portfolio.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the FRB, increased $72.2 million and $61.8 million for the second quarter and first six months of 2024, compared to the respective periods in 2023 due primarily to deployment of liquidity into higher yielding assets. The average yield on interest-bearing deposits in other banks increased 51 basis points for the second quarter and 101 basis points for the first six months of 2024 compared to the same periods in 2023 due to rising interest rates.  The FRB interest rate on excess cash reserve balances was 5.40% at June 30, 2024.

Average interest-bearing liabilities increased $23.7 million for the second quarter of 2024 compared to the same period of 2023, with costs increasing 69 basis points and increased $72.6 million for the six months ended June 30, 2024 compared to the same period of 2023, with costs increasing 98 basis points.  The higher interest cost of liabilities was primarily driven by higher average balances and interest rates on money market and time deposits and a higher average balance on interest-bearing demand deposits, partially offset by decreases in short-term average FHLB advances during the period. Average money market, time deposits, and interest-bearing demand deposits increased $69.9 million and $103.2 million for the second quarter and first six months of 2024, respectively, compared to the same periods in 2023. Average noninterest-bearing demand deposits decreased $8.0 million for the second quarter of 2024 and $42.7 million for the first six months of 2024, compared to the same periods of 2023. The average cost of interest-bearing deposits increased 86 basis points for the second quarter of 2024 and 114 basis points for the first six months of 2024, compared to the same periods in 2023, due primarily to higher rates on deposits driven by depositors seeking increased yields and competitive pricing pressures. While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity and the pace with which customers move funds from other deposit products into or out of time deposit products. The extent to which rising interest rates will ultimately affect the Company’s NIM is uncertain.

Index
The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

Table 2: Average Balance Sheets, Net Interest Income and Rates

	For the quarters ended June 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
Assets
Loans*	$1,061,884	$15,042	5.68%	$1,088,723	$14,185	5.23%
Investment securities:
Taxable	169,675	1,761	4.16	183,278	1,772	3.88
Tax-exempt*	26,036	176	2.71	37,851	265	2.81
Total investment securities	195,711	1,937	3.97	221,129	2,037	3.69
Interest-bearing due from banks	79,752	1,087	5.47	7,510	93	4.96
Federal funds sold	894	12	5.38	718	9	4.88
Other investments	4,506	77	6.85	4,806	79	6.68
Total earning assets	1,342,747	$18,155	5.42	1,322,886	$16,403	4.97
Allowance for credit losses	(11,905)			(11,732)
Other non-earning assets	107,487			106,738
Total assets	$1,438,329			$1,417,892

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
Interest-bearing transaction accounts	$94,868	$3	0.01	$80,393	$3	0.02
Money market deposit accounts	446,359	2,689	2.42	437,481	1,558	1.43
Savings accounts	85,098	7	0.03	105,161	8	0.03
Time deposits	247,472	2,337	3.79	200,951	1,419	2.83
Total time and savings deposits	873,797	5,036	2.31	823,986	2,988	1.45
Federal funds purchased, repurchase
agreements and other borrowings	2,006	1	0.20	4,959	2	0.13
Federal Home Loan Bank advances	54,006	670	4.98	77,255	963	4.93
Long term borrowings	29,712	295	3.98	29,585	295	3.95
Total interest-bearing liabilities	959,521	6,002	2.51	935,785	4,248	1.82
Demand deposits	362,884			370,907
Other liabilities	8,380			8,125
Stockholders’ equity	107,544			103,075
Total liabilities and stockholders’ equity	$1,438,329			$1,417,892
Net interest margin		$12,153	3.63%		$12,155	3.69%

*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $37 thousand and $56 thousand for the quarters ended June 30, 2024 and 2023, respectively.
**Annualized

Index
	For the six months ended June 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
Assets
Loans*	$1,069,389	$29,586	5.55%	$1,072,391	$27,227	5.12%
Investment securities:
Taxable	172,458	3,559	4.14	184,776	3,536	3.86
Tax-exempt*	26,075	352	2.71	38,028	533	2.83
Total investment securities	198,533	3,911	3.95	222,804	4,069	3.68
Interest-bearing due from banks	68,837	1,886	5.49	7,056	157	4.48
Federal funds sold	801	21	5.26	648	15	4.59
Other investments	4,853	171	7.07	4,222	145	6.95
Total earning assets	1,342,413	$35,575	5.31	1,307,121	$31,613	4.88
Allowance for credit losses	(12,149)			(11,536)
Other nonearning assets	106,340			105,630
Total assets	$1,436,604			$1,401,215

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
Interest-bearing transaction accounts	$94,651	$6	0.01	$75,351	$6	0.02
Money market deposit accounts	449,279	5,277	2.36	433,235	2,400	1.12
Savings accounts	87,066	13	0.03	110,491	17	0.03
Time deposits	242,774	4,509	3.72	174,902	1,956	2.26
Total time and savings deposits	873,770	9,805	2.25	793,979	4,379	1.11
Federal funds purchased, repurchase agreements and other borrowings	2,245	2	0.18	6,450	39	1.23
Federal Home Loan Bank advances	61,861	1,448	4.69	65,009	1,580	4.90
Long term borrowings	29,696	590	3.98	29,568	590	4.03
Total interest-bearing liabilities	967,572	11,845	2.46	895,006	6,588	1.48
Demand deposits	353,491			396,202
Other liabilities	8,294			8,235
Stockholders’ equity	107,247			101,772
Total liabilities and stockholders’ equity	$1,436,604			$1,401,215
Net interest margin		$23,730	3.55%		$25,025	3.86%

*Computed on a fully tax-equivalent (non-GAAP) basis using a 21% rate, adjusting interest income by $74 thousand and $113 thousand for the six months ended June 30, 2024 and 2023, respectively.
**Annualized

Interest income and expense are affected by fluctuations in interest rates, by changes in volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the period-to-period changes in the components of net interest income.  The Company calculates the rate and volume variances using a formula prescribed by the SEC. Rate/volume variances, the third element in the calculation, are not shown separately in the table, but are allocated to the rate and volume variances in proportion to the absolute dollar amounts of each.

Index
Table 3: Volume and Rate Analysis*

(dollars in thousands)	For the three months ended June 30, 2024 from 2023 Increase (Decrease)

	Due to Changes in:
	Volume	Rate	Total
Earning Assets
Loans	$(350)	$1,207	$857
Investment securities:
Taxable	(132)	121	(11)
Tax-exempt*	(83)	(6)	(89)
Total investment securities	(215)	115	(100)

Federal funds sold	2	1	3
Other investments**	890	102	992
Total earning assets	327	1,425	1,752

Interest-Bearing Liabilities
Interest-bearing transaction accounts	1	(1)	-
Money market deposit accounts	32	1,099	1,131
Savings accounts	(2)	1	(1)
Time deposits	329	589	918
Total time and savings deposits	360	1,688	2,048
Federal funds purchased, repurchase agreements and other borrowings	(1)	0	(1)
Federal Home Loan Bank advances	(290)	(3)	(293)
Long term borrowings	1	(1)	(0)
Total interest-bearing liabilities	70	1,684	1,754

Change in net interest income	$257	$(259)	$(2)

* Computed on a fully tax-equivalent basis, non-GAAP, using a 21% rate.
** Other investments include interest-bearing balances due from banks.

Index
(dollars in thousands)	Six months ended June 30, 2024 from 2023 Increase (Decrease)

	Due to Changes in:
	Volume	Rate	Total
Earning Assets
Loans	$(76)	$2,436	$2,360
Investment securities:
Taxable	(236)	259	23
Tax-exempt*	(168)	(13)	(181)
Total investment securities	(404)	246	(158)

Federal funds sold	4	2	6
Other investments**	1,397	357	1,754
Total earning assets	921	3,041	3,962

Interest-Bearing Liabilities
Interest-bearing transaction accounts	2	(2)	-
Money market deposit accounts	89	2,788	2,877
Savings accounts	(4)	(0)	(4)
Time deposits	759	1,794	2,553
Total time and savings deposits	846	4,580	5,426
Federal funds purchased, repurchase agreements and other borrowings	(25)	(12)	(37)
Federal Home Loan Bank advances	(77)	(55)	(132)
Long term borrowings	3	(3)	-
Total interest-bearing liabilities	747	4,510	5,257

Change in net interest income	$174	$(1,469)	$(1,295)

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

Provision for Credit Losses
For the three months ended June 30, 2024, the Company recognized a provision for credit losses of $261 thousand compared to $361 thousand for the three months ended June 30, 2023.  The provision for credit losses for the second quarter of 2024 included a provision for loans of $191 thousand and a provision for unfunded commitments of $70 thousand. The provision for credit losses was $341 thousand for the first six months of 2024, compared to $737 thousand for the first six months of 2023. Charged-off loans totaled $977 thousand and $754 thousand in the first six months of 2024 and 2023, respectively. Recoveries amounted to $330 thousand and $365 thousand for the six months ended June 30, 2024 and 2023, respectively. The Company’s annualized net loans charged off to average loans were 0.12% for the second quarter of 2024 compared to 0.08% for the second quarter of 2023. The decreased provision for credit losses for the three and six months ended June 30, 2024 compared to the same period in 2023 is primarily due to the reduction in size of the loan portfolio.

The state of the local economy can have a significant impact on the level of loan charge-offs. If the economy begins to contract, nonperforming assets could increase as a result of declines in real estate values or increases in unemployment rates and financial stress on borrowers. Increased nonperforming assets would increase charge-offs and reduce earnings due to larger contributions to the provision for credit losses.

Index
Noninterest Income
Total noninterest income was $3.5 million for the second quarter of 2024, decreasing $6 thousand compared to the second quarter of 2023. The decrease over the prior year quarter was primarily driven by decreases in mortgage banking income and no gains on the sale of fixed assets, partially offset by increases in other service charges, commissions, and fees and no losses on available-for-sale securities. The decrease in mortgage banking income in the second quarter of 2024 compared to the second quarter of 2023 was due to declines in the volume of mortgage originations attributable to changes in mortgage market conditions. Noninterest income for the six months ended June 30, 2024 decreased $205 thousand to $6.7 million compared to the six months ended June 30, 2023 primarily driven by decreases in mortgage banking income, partially offset by no losses on available-for-sale securities.

Noninterest Expense
Noninterest expense totaled $12.3 million for the second quarter of 2024 compared to $13.1 million for the second quarter of 2023. The decrease over the prior year quarter was primarily driven by decreases in salaries and employee benefit expense and employee professional development expense, partially offset by increases in occupancy and equipment and data processing. The decrease in salaries and employee benefits in the second quarter of 2024 was primarily driven by lower average headcount and fewer one-time costs related to the cost saving initiatives as the majority of these were incurred in the first quarter of 2024. The noninterest expense reduction initiatives beginning in the first quarter of 2024 reduced the employee headcount by approximately 12% late in the first quarter and into the second quarter of 2024. Occupancy and equipment expenses increased over the comparative periods due to the impairment of the right-of-use asset for the upcoming closure of the Crown Center branch. For the six months ended June 30, 2024, noninterest expense decreased $288 thousand over the six months ended June 30, 2023, primarily due to decreases in salary and employee benefits as discussed above.

Income Tax Expense
The Company’s income tax expense increased $207 thousand and decreased $138 thousand for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to changes in the levels of pre-tax income and the mix of effective tax-exempt income. The effective federal income tax rate for the three and six months ended June 30, 2024 was 15.8% and 14.8% compared to  12.9% and 15.2% for the same periods in 2023.

Discussion and Analysis of Financial Condition
As of June 30, 2024, the Company had total assets of $1.4 billion, a decrease of $23.0 million compared to assets at December 31, 2023.

Net loans held for investment decreased $25.3 million or 2.4%, from December 31, 2023 to $1.0 billion as of June 30, 2024, driven by the following: decreases in consumer loans of $21.7 million, construction loans of $17.0 million, and commercial loans of $7.5 million, partially offset by increases in residential real estate loans of $11.0 million and commercial real estate loans of $10.7 million. Cash and cash equivalents increased $11.9 million from December 31, 2023 to June 30, 2024. Securities available-for-sale, at fair value, decreased $10.1 million from December 31, 2023 to $192.1 million as of June 30, 2024 driven primarily by maturities, principal pay downs, and fluctuations in fair market values.

Total deposits of $1.2 billion as of June 30, 2024 increased $6.2 million, or 0.5% from December 31, 2023. Time deposits increased $8.8 million, or 3.6%, noninterest-bearing deposits increased $28.3 million, or 8.5%, and savings deposits decreased $30.9 million, or 4.7%.

The Company utilizes FHLB advances as a primary source of liquidity as needed. As of June 30, 2024 and December 31, 2023, the Company had FHLB advances of $39.6 million and $69.5 million, respectively. Overnight repurchase agreements decreased $1.0 million as the Company used excess liquidity to pay down high cost borrowed funds. The increased balance in noninterest-bearing deposits was driven by increases from large commercial customers.

Securities Portfolio
When comparing June 30, 2024 to December 31, 2023, securities available-for-sale decreased $10.1 million, or 5.0%, due to maturities and normal cash flows from the portfolio. The Company’s strategy for the securities portfolio is primarily intended to manage the portfolio’s susceptibility to interest rate risk and to provide liquidity to fund loan growth. The securities portfolio is also adjusted to achieve other asset/liability objectives, including pledging requirements, and to manage tax exposure when necessary.

Index
The following table sets forth a summary of the securities portfolio in dollar amounts at fair value and as a percentage of the Company’s total securities available-for-sale as of the dates indicated:

Table 4: Securities Portfolio

(dollars in thousands)	June 30,		December 31,
	2024		2023
U.S. Treasury securities	$3,851	2%	$3,857	2%
Obligations of U.S. Government agencies	36,762	20%	42,735	21%
Obligations of state and political subdivisions	50,226	26%	50,597	24%
Mortgage-backed securities	77,306	39%	81,307	39%
Corporate bonds and other securities	23,982	12%	23,735	11%
	192,127	99%	202,231	98%
Restricted securities:
Federal Home Loan Bank stock	2,887	1%	4,242	2%
Federal Reserve Bank stock	892	-	892	-
Community Bankers’ Bank stock	46	-	42	-
	3,825		5,176
Total Securities	$195,952	100%	$207,407	100%

The following table summarizes the contractual maturity of the securities portfolio and their weighted average yields as of June
30, 2024.

Table 5: Maturity of Securities

(dollars in thousands)	1 year or less	1-5 years	5-10 years	Over 10 years	Total
U.S. Treasury securities	$-	$3,851	$-	$-	$3,851
Weighted average yield	-	1.70%	-	-	1.70%

Obligations of U.S. Government agencies	$1,173	$2,711	$956	$31,922	$36,762
Weighted average yield	1.41%	2.79%	3.00%	6.52%	5.99%

Obligations of state and political subdivisions	$492	$949	$21,918	$26,867	$50,226
Weighted average yield	3.35%	2.40%	2.27%	2.35%	2.32%

Mortgage-backed securities	$-	$10,875	$-	$66,431	$77,306
Weighted average yield	-	2.28%	0.00%	3.18%	3.03%

Corporate bonds and other securities	$-	$-	$23,982	$-	$23,982
Weighted average yield	-	-	4.43%	-	4.43%

Total Securities	$1,665	$18,386	$46,856	$125,220	$192,127
Weighted average yield	1.98%	2.24%	3.39%	3.85%	3.57%

The table above is based on contractual maturities; therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average yield is calculated on a fully tax-equivalent basis using a 21% rate on a pro rata basis for each security based on its relative amortized cost.

For more information about the Company’s securities available-for-sale, including information about securities in an unrealized loss position as of June 30, 2024 and December 31, 2023, see Part I, Item 1, “Financial Statements” under the heading “Note 2. Securities” in this Quarterly Report on Form 10-Q.

Index
Loan Portfolio
The following table shows a breakdown of total loans by segment at June 30, 2024 and December 31, 2023.

Table 6: Loan Portfolio

(dollars in thousands)	June 30,	December 31,
	2024	2023
Commercial and industrial	$56,635	$64,112
Real estate-construction	90,184	107,179
Real estate-mortgage (1)	294,808	283,853
Real estate-commercial (2)	452,502	441,716
Consumer (3)	158,485	180,155
Other	1,988	3,237
Ending Balance	$1,054,602	$1,080,252

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The real estate-commercial segment included commercial-owner occupied and commercial non-owner occupied.
(3) The consumer segment includes consumer automobile loans.

The maturity distribution and rate sensitivity of the Company’s loan portfolio as of June 30, 2024 is presented below:

Table 7: Maturity/Repricing Schedule of Loan Portfolio

	As of June 30, 2024
(dollars in thousands)	Commercial and industrial	Real estate-construction	Real estate-mortgage (1)	Real estate- commercial (2)	Consumer (3)	Other	Total
Variable Rate:
Within 1 year	$14,928	$47,597	$69,514	$66,617	$7,542	$1,269	$207,467
1 to 5 years	-	1,636	32,208	26,500	-	337	60,681
5 to 15 years	-	2,861	39,170	-	27	-	42,058
After 15 years	-	-	-	-	-	-	-
Fixed Rate:
Within 1 year	$1,847	$9,693	$5,801	$29,789	$1,072	$-	$48,202
1 to 5 years	26,472	16,337	47,977	197,195	100,878	-	388,859
5 to 15 years	13,388	12,018	35,545	127,145	40,234	382	228,712
After 15 years	-	42	64,593	5,256	8,732	-	78,623
	$56,635	$90,184	$294,808	$452,502	$158,485	$1,988	$1,054,602

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The real estate-commercial segment included commercial-owner occupied and commercial non-owner occupied.
(3) The consumer segment includes consumer automobile loans.

For more information about the Company’s loan portfolio as of June 30, 2024 and December 31, 2023, see Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q.

Nonperforming Assets
The following table summarizes information concerning credit ratios and nonperforming assets as of June 30, 2024 and December 31, 2023.

The Company continued to experience low levels of NPAs in the six months ended June 30, 2024, however, the economic environment could impact performance, which could increase NPAs in future periods. Refer to Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q for more information.

Index
Table 8: Nonperforming Assets

	June 30,	December 31,
(dollars in thousands)	2024	2023
Total loans	$1,054,602	$1,080,252
Nonaccrual loans	44	188
Loans past due 90 days or more and accruing interest	444	1,780
Repossessed assets	1,471	215
Total Nonperforming Assets	$1,959	$2,183
ACLL	$11,828	$12,206
Nonaccrual loans to total loans	0.00%	0.02%
ACLL to total loans	1.12%	1.13%
ACLL to nonaccrual loans	26881.82%	6492.55%
Annualized year-to-date net charge-offs to average loans	0.12%	0.16%

As shown in the table above, as of June 30, 2024 compared to December 31, 2023, the nonaccrual loan category decreased by $144 thousand or 76.6%, the 90 days past due and still accruing category decreased by $1.3 million or 75.1%, and the repossessed assets category increased by $1.3 million or 584.2%.

Management believes the Company has strong credit quality review processes in place to identify problem loans quickly. For a detailed discussion of the Company’s nonperforming assets, refer to Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q.

Allowance for Credit Losses
As of June 30, 2024, the ACL was $12.1 million and included an ACLL of $11.8 million and an allowance for unfunded commitments of $309 thousand. The decrease in the ACL during the first six months of 2024 was due to the reduction in the size of the loan portfolio, primarily the consumer automobile segment (within the consumer segment). The consumer automobile segment declined $21.5 million, or 13.4% during the six months ended June 30, 2024. The following table summarizes the ACL as of June 30, 2024 and December 31, 2023:

Table 9: Allowance for Credit Losses

	June 30,	December 31,
(dollars in thousands)	2024	2023
Total ACLL	$11,828	$12,206
Total reserve for unfunded commitments	309	236
Total ACL	$12,137	$12,442

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

Index
The ACLL represents an amount that, in management’s judgement, will be adequate to absorb expected credit losses in the loan portfolio; however, if elevated levels of risk are identified, provision for credit losses may increase in future periods.  The following tables present the Company’s loan loss experience for the periods indicated:

Table 10: Allowance for Credit Losses on Loans

For the three months ended June 30, 2024
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$486	$1,015	$2,845	$5,624	$1,782	$196	$-	$11,948
Charge-offs	(117)	-	-	-	(294)	(72)	-	(483)
Recoveries	2	-	7	-	144	19	-	172
Provision for credit losses	108	(162)	130	71	78	(34)	-	191
Ending Balance	$479	$853	$2,982	$5,695	$1,710	$109	$-	$11,828

Average loans	$56,190	$84,395	$298,311	$458,598	$162,180	$2,210		$1,061,884
Ratio of net charge-offs (recoveries) to average loans	0.20%	0.00%	0.00%	0.00%	0.09%	2.40%		0.03%

For the three months ended June 30, 2023
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$664	$653	$2,872	$5,617	$1,641	$104	$-	$11,551
Charge-offs	(51)	-	-	-	(157)	(97)	-	(305)
Recoveries	4	-	9	-	75	7	-	95
Provision for loan losses	49	54	(1)	92	31	85	-	310
Ending Balance	$666	$707	$2,880	$5,709	$1,590	$99	$-	$11,651

Average loans	75,394	88,823	277,453	437,317	207,424	2,312		1,088,723
Ratio of net charge-offs (recoveries) to average loans	0.06%	0.00%	0.00%	0.00%	0.04%	3.89%		0.02%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The consumer segment included consumer automobile loans.

For the six months ended June 30, 2024
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$573	$982	$2,904	$5,742	$1,827	$178	$-	$12,206
Charge-offs	(117)	-	-	-	(756)	(104)	-	(977)
Recoveries	6	-	20	11	267	26	-	330
Provision for credit losses	17	(129)	58	(58)	372	9	-	269
Ending Balance	$479	$853	$2,982	$5,695	$1,710	$109	$-	$11,828

Average loans	$60,137	$104,655	$289,975	$443,555	$168,745	$2,322		$1,069,389
Ratio of net charge-offs (recoveries) to average loans	0.18%	0.00%	-0.01%	0.00%	0.29%	3.36%		0.06%

For the six months ended June 30, 2023
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial	Consumer (2)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526
Day 1 impact of adoption of CECL	(11)	19	87	1,048	(365)	(137)	-	641
Charge-offs	(51)	-	-	-	(534)	(169)	-	(754)
Recoveries	12	-	20	-	312	21	-	365
Provision for loan losses	43	136	198	162	112	228	(6)	873
Ending Balance	$666	$707	$2,880	$5,709	$1,590	$99	$-	$11,651

Average loans	$76,618	$86,239	$272,064	$432,779	$202,388	$2,303		$1,072,391
Ratio of net charge-offs (recoveries) to average loans	0.05%	0.00%	-0.01%	0.00%	0.11%	6.43%		0.04%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The consumer segment included consumer automobile loans.

Index
The following table shows the amount of the ACLL allocated to each category and the ratio of corresponding outstanding loan balances as of June 30, 2024 and December 31, 2023. Although the ACLL is allocated into these categories, the entire ACLL is available to cover credit losses in any category.

Table 11: Allocation of the Allowance for Credit Losses on Loans

(dollars in thousands)	June 30,		December 31,
	2024		2023
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial	$479	5.37%	$573	5.93%
Real estate-construction	853	8.55%	982	9.92%
Real estate-mortgage (1)	2,982	27.95%	2,904	26.28%
Real estate-commercial	5,695	42.91%	5,742	40.89%
Consumer (2)	1,710	15.03%	1,827	16.68%
Other	109	0.19%	178	0.30%
Ending Balance	$11,828	100.00%	$12,206	100.00%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The consumer segment included consumer automobile loans.

The Company’s real estate-commercial loans consist of loans secured by a mortgage lien on real property and, if owner occupied, carry risks associated with the successful operation of a business or, if non-owner occupied, carry risks associated with the profitability and cash flow from rent receipts.  The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy or, if non-owner occupied, a downturn in occupancy rates or market rental rates in the market where the property is located.  Included in the Company’s real estate-commercial loan segment are loans secured by office buildings, which had an aggregate principal balance of $55.3 million at June 30, 2024 (the “Office Portfolio”).  Due to the evolving office space market conditions, we have additional monitoring processes for the Office Portfolio, which can include periodic credit risk assessments of borrowers, guarantors, and significant lessees, as well as periodic reviews of the local office rental markets.  Based on analyses of the Office Portfolio, as of June 30, 2024, the Company has identified two loans secured by office buildings with respect to which the Company has begun enhanced credit administration efforts to support the Company’s objective of maintaining a portfolio of quality credits and quickly identifying potential weaknesses.  As of June 30, 2024, all loans in the Office Portfolio, including these two loans, are classified as Pass, as the Company believes the Office Portfolio, including these two loans, is well secured and will be able to collect all amounts due.  For more information, see Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q.

Deposits
The Company’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Company’s deposits are principally provided by individuals and businesses located within the communities served.

As of June 30, 2024, total deposits were $1.2 billion, an increase of $6.2 million, or 0.5%, compared to December 31, 2023. The following table presents average balances and average rates paid on deposits for the periods presented.

Table 12: Deposits

(Dollars in thousands)	Six months ended June 30,
	2024		2023
	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing transaction	$94,651	0.01%	$75,351	0.02%
Money market	449,279	2.36%	433,235	1.12%
Savings	87,066	0.03%	110,491	0.03%
Time deposits	242,774	3.72%	174,902	2.26%
Total interest bearing	873,770	2.25%	793,979	1.11%
Demand	353,491		396,202
Total deposits	$1,227,261		$1,190,181

The average rate paid on interest-bearing deposits by the Company for the six months ended June 30, 2024 was 2.25% compared to 1.11% for the six months ended June 30, 2023. Average balances of interest bearing, money market, and time deposits had the largest increases from the same period in the prior year, totaling $19.3 million, $16.0 million, and $67.9 million, while average balances of savings and demand deposits decreased $23.4 million and $42.7 million as seen in the table above. The increase in money market and time deposits was driven in part by depositors seeking increased yields. The Company remains focused on increasing lower-cost deposits by actively targeting new noninterest-bearing deposits and savings deposits.

As of June 30, 2024 and December 31, 2023, the estimated amounts of total uninsured deposits were approximately $228.6 million and $220.3 million or 18.5% and 17.9% of total deposits, respectively. The following table shows maturities of the estimated amounts of uninsured time deposits as of June 30, 2024. The estimate of uninsured deposits generally represents deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

Index
Table 13: Maturities of Uninsured Time Deposits

As of June 30,
(dollars in thousands)	2024
Maturing in:
Within 3 months	$35,212
4 through 6 months	23,529
7 through 12 months	4,890
Greater than 12 months	14,661
$78,292

Capital Resources
Total stockholders’ equity as of June 30, 2024 was $110.0 million, up 3.0% from $106.8 million on December 31, 2023. The increase was primarily related to higher net income and lower unrealized losses in the market value of securities available-for-sale, which are recorded as a component of accumulated other comprehensive loss, partially offset by cash dividend payments. The unrealized losses on securities available-for-sale was a result of increases in market interest rates since the securities were acquired, rather than credit quality issues.  The Company does not expect these unrealized losses to affect the earnings or regulatory capital of the Company or its subsidiaries.

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

The Bank’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the ACL. In addition, the Bank has made the one-time irrevocable election to continue treating accumulated other comprehensive income (loss) under regulatory standards that were in place prior to the Basel III Capital Rules in order to eliminate volatility of regulatory capital that can result from fluctuations in accumulated other comprehensive income (loss) and the inclusion of accumulated other comprehensive income (loss) in regulatory capital, as would otherwise be required under the Basel III Capital Rule. As a result of this election, changes in accumulated other comprehensive income (loss), including unrealized losses on securities available-for-sale, do not affect regulatory capital amounts shown in the table below for the Bank, but transactions that would cause the Bank to realize such unrealized losses would affect such regulatory capital amounts.

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

Index
The following is a summary of the Bank’s capital ratios as of June 30, 2024 and December 31, 2023. As shown below, these ratios were all well above the recommended regulatory minimum levels.

Table 14: Regulatory Capital
(dollars in thousands)	2024 Regulatory Minimums	June 30, 2024	2023 Regulatory Minimums	December 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	12.07%	4.500%	11.45%
Tier 1 Capital to Risk-Weighted Assets	6.000%	12.07%	6.000%	11.45%
Total Capital to Risk-Weighted Assets	8.000%	13.09%	8.000%	12.46%
Tier 1 Leverage to Average Assets	4.000%	9.87%	4.000%	9.46%
Risk-Weighted Assets		$1,186,529		$1,222,320

The Basel III Capital Rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above.  Including the capital conservation buffer, the minimum ratios are a Common Equity Tier 1 capital risk-based ratio of 7.0 percent, a Tier 1 capital risk-based ratio of 8.5 percent, and a Total capital risk-based ratio of 10.5 percent.  The Bank exceeded these ratios as of June 30, 2024 and December 31, 2023.

On July 14, 2021, the Company issued $30.0 million ($29.4 million, net of issuance costs) of 3.5 percent fixed-to-floating rate subordinated notes due 2031 (the Notes) in a private placement transaction.  The Notes initially bear interest at a fixed rate of 3.5 percent for five years and convert to three-month SOFR plus 286 basis points, resetting quarterly, thereafter.  The Notes were structured to qualify as Tier 2 capital of the Company for regulatory purposes (should the Company be subject to regulatory capital requirements) and are included in the Company’s Tier 2 capital as of June 30, 2024 and December 31, 2023.

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

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of June 30, 2024, the Company had $430.9 million in total FHLB borrowing availability based on loans and securities currently available for pledging and of that amount, the Company’s remaining availability totaled $391.3 million. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks.

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

Index
The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity as of June 30, 2024. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

Table 15: Liquidity Sources and Uses

(dollars in thousands)	June 30, 2024

	Total	In Use	Available
Sources:
Federal funds lines of credit	$90,000	$-	$90,000
Federal Home Loan Bank advances	430,925	(39,586)	391,339
Federal funds sold & balances at the Federal Reserve	76,941	-	76,941
Securities, available for sale and unpledged at fair value	107,745	-	107,745
Total funding sources	$705,611	$(39,586)	$666,025

Uses: (1)
Unfunded loan commitments and lending lines of credit			$86,096
Letters of credit			245
Total potential short-term funding uses			$86,341
Liquidity coverage ratio			771.4%

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

In the ordinary course of business, the Company has entered into contractual obligations and has made other commitments to make future payments. As of June 30, 2024, there have been no material changes outside the ordinary course of business as disclosed in the Company’s contractual obligations disclosed in the Company’s 2023 Form 10-K.

Off-Balance Sheet Arrangements
As of June 30, 2024, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2023 Form 10-K.

Non-GAAP Financial Measures
In reporting the results as of and for the three and six months ended June 30, 2024, the accounting and reporting policies of the Company conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance which include financial measures presented on a tax equivalent, tangible, or adjusted basis.

Management believes that these non-GAAP measures provide meaningful information about operating performance by enhancing comparability with other financial periods, other financial institutions, and between different sources of interest income. The non-GAAP measures used by management enhance comparability by excluding the effects of balances of intangible assets, including goodwill, that vary significantly between institutions, and tax benefits that are not consistent across different opportunities for investment. These non-GAAP financial measures should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is presented below.

Index
Table 16: Non-GAAP Financial Measures

	Three Months Ended		Six Months Ended June 30,
(dollar in thousands, except share and per share data)	June 30, 2024	June 30, 2023	2024	2023
Fully Taxable Equivalent Net Interest Income
Net interest income (GAAP)	$12,116	$12,099	$23,656	$24,912
FTE adjustment	37	56	74	113
Net interest income (FTE) (non-GAAP)	$12,153	$12,155	$23,730	$25,025
Noninterest income (GAAP)	3,471	3,477	6,693	6,898
Total revenue (FTE) (non-GAAP)	$15,624	$15,632	$30,423	$31,923
Noninterest expense (GAAP)	12,324	13,147	25,027	25,315

Average earning assets	$1,342,747	$1,322,886	$1,342,413	$1,307,121
Net interest margin	3.62%	3.67%	3.53%	3.84%
Net interest margin (FTE) (non-GAAP)	3.63%	3.69%	3.55%	3.86%

Efficiency ratio	79.07%	84.41%	82.46%	79.58%
Efficiency ratio (FTE) (non-GAAP)	78.88%	84.10%	82.26%	79.30%

Tangible Book Value Per Share
Total Stockholders Equity (GAAP)	$109,996	$102,542
Less goodwill	1,650	1,650
Less core deposit intangible	165	209
Tangible Stockholders Equity (non-GAAP)	$108,181	$100,683

Shares issued and outstanding, including nonvested restricted stock	5,077,525	5,037,275

Book value per share	$21.66	$20.36
Tangible book value per share	$21.31	$19.99

Index
Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q, including without limitation, statements regarding the Company’s expense reduction initiative, which use language such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” and similar expressions, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs of the Company’s management, as well as estimates and assumptions made by, and information currently available to, management, as of the time such statements are made. These statements are also subject to assumptions with respect to future business strategies and decisions that are subject to change. These statements are inherently uncertain, and there can be no assurance that the underlying beliefs, estimates, or assumptions will prove to be accurate. Actual results, performance, achievements, or trends could differ materially from historical results or those expressed or implied by such statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation statements regarding: strategic business initiatives and the future financial impact of those initiatives; expected future operations and financial performance; efficiency and expense reduction initiatives, including the estimated effects and estimated future cost savings thereof; future financial and economic conditions, industry conditions, and loan demand; the Company’s strategic focuses; impacts of economic uncertainties; performance of the loan and securities portfolios, asset quality; revenue generation; deposit growth and future levels of rates paid on deposits; levels and sources of liquidity and capital resources; future levels of the allowance for credit losses, charge-offs or net recoveries; levels of or changes in interest rates and potential impacts on the Company’s NIM; changes in NIM and items affecting NIM; expected future recovery of investments in debt securities; expected impact of unrealized losses on earnings and regulatory capital of the Company or the Bank; liquidity and capital levels; cybersecurity risks; inflation; the effect of future market and industry trends; and other statements that include projections, predictions, expectations, or beliefs about future events or results, or otherwise are not statements of historical fact.

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

Market Risk Management

 Effectively managing market risk is essential to achieving the Company’s financial objectives. Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. The Company is generally not subject to currency exchange risk or commodity price risk. The Company’s primary market risk exposure is interest rate risk; however, market risk also includes liquidity risk. Both are discussed in the following sections.

 Interest Rate Risk Management

Interest rate risk and its impact on net interest income is a primary market risk exposure. The Company manages its exposure to fluctuations in interest rates through policies approved by the ALCO and Board of Directors, both of which receive and review periodic reports of the Company’s interest rate risk position.

The Company uses computer simulation analysis to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account current balance sheet volumes and the scheduled repricing dates, instrument level optionality, and maturities of assets and liabilities. It incorporates numerous assumptions including growth, changes in the mix of assets and liabilities, prepayments, and average rates earned and paid. Based on this information, management uses the model to project net interest income under multiple interest rate scenarios.

Index
A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company’s simulation analysis, management believes the Company’s interest sensitivity position at June 30, 2024 is rates neutral. Management makes no predictions on the direction or magnitude of future rates and seeks to maintain a relatively neutral interest rate risk profile to minimize the exposure to higher or lower market rates.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2024 (dollars in thousands), assuming instantaneous and parallel changes in interest rates and while maintaining a static balance sheet. Net interest income for the following twelve months is projected to decrease marginally when interest rates are shocked higher and lower from current rates.

	Change in Net Interest Income
	June 30, 2024		December 31, 2023
Change in Yield Curve	Dollars	%	Dollars	%
+300 basis points	(2,566)	-5.27%	(4,380)	-9.15%
+200 basis points	(2,275)	-4.67%	(3,540)	-7.39%
+100 basis points	(1,423)	-2.92%	(2,110)	-4.41%
Most likely rate scenario
-100 basis points	(1,246)	-2.56%	(1,060)	-2.21%
-200 basis points	(1,468)	-3.02%	(1,340)	-2.80%
-300 basis points	(1,775)	-3.65%	(1,580)	-3.30%

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

Any changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect the Company’s interest rate sensitivity position. Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt. Decrease in yields due to the current rate environment have been projected in the model simulation.

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet.

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended June 30, 2024 (dollars in thousands):

	Change in Economic Value of Equity
	June 30, 2024		December 31, 2023
Change in Yield Curve	Dollars	%	Dollars	%
+300 basis points	12,933	5.68%	3,200	1.34%
+200 basis points	11,419	5.02%	5,500	2.31%
+100 basis points	7,232	3.18%	5,200	2.18%
Most likely rate scenario
-100 basis points	(11,155)	-4.90%	(12,100)	-5.08%
-200 basis points	(30,057)	-13.21%	(32,900)	-13.81%
-300 basis points	(59,494)	-26.14%	(66,100)	-27.74%

Index
Item 4.	Controls and Procedures.

Disclosure Controls and Procedures. Management evaluated, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The nature of the business of the Company ordinarily results in a certain amount of litigation. The Company is involved in various legal proceedings, all of which are considered incidental to the normal conduct of business. Based on information presently available, and based on consultation with legal counsel, Management believes that the outcomes of these proceedings will not have a material adverse effect on the consolidated financial position or consolidated results of operations of the Company.

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

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon vesting of restricted stock awards to satisfy tax withholding requirements. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the six months ended June 30, 2024, the Company did not repurchase any shares related to the equity compensation plan awards.

During the six months ended June 30, 2024, the Company did not have an effective share repurchase program that was authorized by the Company’s Board of Directors.

Index
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL, filed herewith: (i) Consolidated Balance Sheets (unaudited for June 30, 2024), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in Inline XBRL (included with Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

Date: August 14, 2024	/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	/s/Cathy W. Liles
Cathy W. Liles
Interim Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)