Form 10-Q
period 2024-09-30
OLD POINT FINANCIAL CORP
filed 2024-11-12
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock, ($5.00 par value per share) as of November 7, 2024 was 5,077,695 shares.

OLD POINT FINANCIAL CORPORATION
FORM 10-Q

Index
GLOSSARY OF ACRONYMS AND DEFINED TERMS

2023 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
ACL	Allowance for Credit Losses
ACLL	Allowance for Credit Losses on Loans, a component of ACL
ALCO	Asset-Liability Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLR	Community Bank Leverage Ratio Framework
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
IRLC	Interest Rate Lock Commitments
NIM	Net Interest Margin
Notes	The Company’s 3.50% fixed-to-floating rate subordinated notes due 2031
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
ROE	Return on Average Equity
SEC	U.S. Securities and Exchange Commission
SOFR	Secured overnight financing rate
Wealth	Old Point Trust & Financial Services N.A.

Index
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
(dollars in thousands, except per share amounts)	2024	2023
Assets	(unaudited)

Cash and due from banks	$20,582	$16,778
Interest-bearing due from banks	155,708	63,539
Federal funds sold	565	489
Cash and cash equivalents	176,855	80,806
Securities available-for-sale, at fair value	193,840	202,231
Restricted securities, at cost	3,845	5,176
Loans held for sale	-	470
Loans, net	1,014,012	1,068,046
Premises and equipment, net	30,411	29,913
Premises and equipment, held for sale	344	344
Bank-owned life insurance	35,909	35,088
Goodwill	1,650	1,650
Core deposit intangible, net	154	187
Repossessed assets	1,701	215
Other assets	19,288	22,256
Total assets	$1,478,009	$1,446,382

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$353,118	$331,992
Savings deposits	665,848	655,694
Time deposits	263,820	242,711
Total deposits	1,282,786	1,230,397
Overnight repurchase agreements	1,777	2,383
Federal Home Loan Bank advances	40,000	69,450
Subordinated notes, net	29,766	29,668
Accrued expenses and other liabilities	8,223	7,706
Total liabilities	1,362,552	1,339,604

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,077,695 and 5,040,095 shares outstanding (includes 66,464 and 53,660 of nonvested restricted stock, respectively)	25,056	24,932
Additional paid-in capital	17,402	17,099
Retained earnings	86,323	82,277
Accumulated other comprehensive loss, net	(13,324)	(17,530)
Total stockholders’ equity	115,457	106,778
Total liabilities and stockholders’ equity	$1,478,009	$1,446,382

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited, dollars in thousands, except per share amounts)	2024	2023	2024	2023
Interest and dividend income:
Loans, including fees	$14,733	$14,311	$44,319	$41,537
Due from banks	1,842	838	3,728	995
Federal funds sold	11	9	32	24
Securities:
Taxable	1,732	1,788	5,291	5,324
Tax-exempt	138	159	416	580
Dividends and interest on all other securities	64	84	235	229
Total interest and dividend income	18,520	17,189	54,021	48,689

Interest expense:
Checking and savings deposits	2,940	2,060	8,236	4,483
Time deposits	2,554	2,456	7,063	4,412
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	-	-	2	39
Federal Home Loan Bank advances	420	952	1,868	2,532
Long-term borrowings	296	295	886	885
Total interest expense	6,210	5,763	18,055	12,351
Net interest income	12,310	11,426	35,966	36,338
Provision for credit losses	282	505	623	1,242
Net interest income after provision for credit losses	12,028	10,921	35,343	35,096

Noninterest income:
Fiduciary and asset management fees	1,126	1,012	3,447	3,282
Service charges on deposit accounts	858	751	2,453	2,297
Other service charges, commissions and fees	1,070	1,119	3,103	3,255
Bank-owned life insurance income	285	263	820	776
Mortgage banking income (loss)	(2)	144	16	351
Gain (loss) on sale of available-for-sale securities, net	-	30	-	(134)
Loss on sale of repossessed assets	(25)	-	(61)	(69)
Gain on sale of fixed assets	-	-	-	200
Other operating income	160	163	387	422
Total noninterest income	3,472	3,482	10,165	10,380

Noninterest expense:
Salaries and employee benefits	7,382	7,830	22,408	23,236
Occupancy and equipment	1,242	1,241	3,788	3,691
Data processing	1,304	1,300	4,012	3,743
Customer development	113	159	344	373
Professional services	966	636	2,231	2,065
Employee professional development	191	257	569	780
Other taxes	268	251	805	698
Other operating expenses	928	1,207	3,264	3,610
Total noninterest expense	12,394	12,881	37,421	38,196
Income before income taxes	3,106	1,522	8,087	7,280
Income tax expense	724	160	1,459	1,033
Net income	$2,382	$1,362	$6,628	$6,247

Basic Earnings per Share:
Weighted average shares outstanding	5,076,957	5,037,558	5,060,440	5,020,269
Net income per share of common stock	$0.47	$0.27	$1.31	$1.24

Diluted Earnings per Share:
Weighted average shares outstanding	5,076,957	5,037,662	5,060,505	5,020,447
Net income per share of common stock	$0.47	$0.27	$1.31	$1.24

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited, dollars in thousands)	2024	2023	2024	2023

Net income	$2,382	$1,362	$6,628	$6,247
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	3,974	(3,859)	4,206	(2,979)
Reclassification for (gain) loss included in net income	-	(24)	-	106
Other comprehensive income (loss), net of tax	3,974	(3,883)	4,206	(2,873)
Comprehensive income (loss)	$6,356	$(2,521)	$10,834	$3,374

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited, dollars in thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	Total
Three months ended September 30, 2024
Balance at June 30, 2024	5,009,412	$25,047	$17,248	$84,999	$(17,298)	$109,996
Net income	-	-	-	2,382	-	2,382
Other comprehensive income, net of tax	-	-	-	-	3,974	3,974
Employee Stock Purchase Plan share issuance	1,819	9	24	-	-	33
Impact of adoption of new accounting pronouncement	-	-	-	(347)	-	(347)
Share-based compensation expense	-	-	130	-	-	130
Cash dividends ($0.14 per share)	-	-	-	(711)	-	(711)
Balance at September 30, 2024	5,011,231	$25,056	$17,402	$86,323	$(13,324)	$115,457

Three months ended September 30, 2023
Balance at June 30, 2023	4,977,276	$24,886	$16,777	$80,636	$(19,757)	$102,542
Net income	-	-	-	1,362	-	1,362
Other comprehensive loss, net of tax	-	-	-	-	(3,883)	(3,883)
Employee Stock Purchase Plan share issuance	2,274	12	28	-	-	40
Restricted stock vested	3,923	19	(19)	-	-	-
Share-based compensation expense	-	-	171	-	-	171
Cash dividends ($0.14 per share)	-	-	-	(706)	-	(706)
Balance at September 30, 2023	4,983,473	$24,917	$16,957	$81,292	$(23,640)	$99,526

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited dollars in thousands, except per share amounts)	Stock	Stock	Capital	Earnings	Loss	Total
Nine months ended September 30, 2024
Balance at December 31, 2023	4,986,435	$24,932	$17,099	$82,277	$(17,530)	$106,778
Net income	-	-	-	6,628	-	6,628
Other comprehensive income, net of tax	-	-	-	-	4,206	4,206
Employee Stock Purchase Plan share issuance	5,684	28	64	-	-	92
Restricted stock vested	19,112	96	(96)	-	-	-
Impact of adoption of new accounting pronouncement	-	-	-	(455)	-	(455)
Share-based compensation expense	-	-	335	-	-	335
Cash dividends ($0.42 per share)	-	-	-	(2,127)	-	(2,127)
Balance at September 30, 2024	5,011,231	$25,056	$17,402	$86,323	$(13,324)	$115,457

Nine months ended September 30, 2023
Balance at December 31, 2022	4,952,094	$24,761	$16,593	$78,147	$(20,767)	$98,734
Net income	-	-	-	6,247	-	6,247
Other comprehensive loss, net of tax	-	-	-	-	(2,873)	(2,873)
Impact of adoption of new accounting pronouncement	-	-	-	(991)	-	(991)
Employee Stock Purchase Plan share issuance	5,453	27	74	-	-	101
Restricted stock vested	25,926	129	(129)	-	-	-
Share-based compensation expense	-	-	419	-	-	419
Cash dividends ($0.42 per share)	-	-	-	(2,111)	-	(2,111)
Balance at September 30, 2023	4,983,473	$24,917	$16,957	$81,292	$(23,640)	$99,526

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(unaudited, dollars in thousands)	2024	2023
Operating activities:
Net income	$6,628	$6,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,617	1,631
Amortization of right of use lease assets	403	333
Accretion related to acquisition, net	33	33
Amortization of subordinated debt issuance costs	98	98
Provision for credit losses	623	1,242
Loss on sale of securities, net	-	134
Net amortization of securities	425	564
Decrease in loans held for sale, net	470	129
Net gain on disposal of premises and equipment	-	(200)
Net loss on write-down/sale of repossessed assets	61	69
Income from bank owned life insurance	(820)	(776)
Stock compensation expense	335	419
Increase (decrease) in other assets	930	(2,635)
Increase in accrued expenses and other liabilities	505	704
Net cash provided by operating activities	11,308	7,992

Investing activities:
Purchases of available-for-sale securities	(2,100)	(11,733)
Proceeds from redemption (cash used in purchases) of restricted securities, net	1,331	(681)
Proceeds from maturities and paydowns of available-for-sale securities	1,170	200
Proceeds from sales of available-for-sale securities	-	19,821
Paydowns on available-for-sale securities	14,220	11,308
Net decrease (increase) in loans held for investment	51,937	(56,267)
Purchases of premises and equipment	(2,115)	(885)
Proceeds from sale of premises and equipment	-	839
Net cash provided by (used in) investing activities	64,443	(37,398)

Financing activities:
Increase (decrease) in noninterest-bearing deposits	21,126	(70,266)
Increase in savings deposits	10,154	35,272
Increase in time deposits	21,109	116,583
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(606)	(15,042)
Increase in Federal Home Loan Bank advances	104,336	347,850
Repayment of Federal Home Loan Bank advances	(133,786)	(324,500)
Proceeds from Employee Stock Purchase Plan issuance	92	101
Cash dividends paid on common stock	(2,127)	(2,111)
Net cash provided by financing activities	20,298	87,887

Net increase in cash and cash equivalents	96,049	58,481
Cash and cash equivalents at beginning of period	80,806	21,066
Cash and cash equivalents at end of period	$176,855	$79,547

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$17,941	$11,399
Income tax	$200	$2,101

Supplemental schedule of noncash transactions
Unrealized gain (loss) on securities available-for-sale	$5,324	$(3,636)
Loans transferred to repossessed assets	$1,547	$-
Impact of adoption of new accounting pronouncements	$455	$991

See accompanying notes to consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

The Company
Headquartered in Hampton, Virginia, Old Point Financial Corporation (NASDAQ: OPOF) (the Company) is a holding company that conducts substantially all of its operations through two wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services, N.A. (Wealth). The Bank serves individual and commercial customers, the majority of which are in the Hampton Roads region of Virginia. As of September 30, 2024, the Bank had 13 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Wealth offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, and its wholly-owned subsidiaries, the Bank and Wealth. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the Company’s financial position at September 30, 2024 and December 31, 2023, the statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the statements of cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Reclassification
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. None of these reclassifications are considered material and did not affect prior year's net income or total equity.

Recent Accounting Pronouncements
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

Index
In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures about a reportable segment profit or loss and assets currently required by FASB ASU Topic 280 to be made in interim periods, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments are to be applied retrospectively to all prior periods presented. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

In November 2024, FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Other accounting standards that have been adopted by the Company or issued by the FASB or other standards-setting bodies have not or are not currently expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2. Securities

The Company’s debt securities all of which are classified as available-for-sale, are summarized as follows:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$4,044	$-	$(111)	$3,933
Obligations of U.S. Government agencies	33,887	235	(288)	33,834
Obligations of state and political subdivisions	57,814	16	(6,180)	51,650
Mortgage-backed securities	85,961	121	(7,688)	78,394
Corporate bonds and other securities	29,000	-	(2,971)	26,029
	$210,706	$372	$(17,238)	$193,840

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$4,068	$-	$(211)	$3,857
Obligations of U.S. Government agencies	43,233	167	(665)	42,735
Obligations of state and political subdivisions	58,292	13	(7,708)	50,597
Mortgage-backed securities	91,328	84	(10,105)	81,307
Corporate bonds and other securities	27,500	-	(3,765)	23,735
	$224,421	$264	$(22,454)	$202,231

Index
The amortized cost and fair value of securities at September 30, 2024 and December 31, 2023, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2024
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$1,501	$1,485
Due after one year through five years	19,984	19,053
Due after five through ten years	55,659	49,844
Due after ten years	133,562	123,458
	$210,706	$193,840

	December 31, 2023
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$1,570	$1,541
Due after one year through five years	12,962	12,178
Due after five through ten years	63,248	54,806
Due after ten years	146,641	133,706
	$224,421	$202,231

The following table shows realized gains or losses on the sale of investment securities during the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Realized gains on sales of securities	$-	$1,061	$-	$1,061
Realized losses on sales of securities	-	(1,031)	-	(1,195)
Net realized gain (loss)	$-	$30	$-	$(134)

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an ACL has not been recorded as of September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	September 30, 2024
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value	Securities
U.S. Treasury securities	$-	$-	$111	$3,933	$111	$3,933	1
Obligations of U.S. Government agencies	7	2,003	281	17,190	288	19,193	32
Obligations of state and political subdivisions	-	-	6,180	50,646	6,180	50,646	42
Mortgage-backed securities	1	1,101	7,687	73,892	7,688	74,993	40
Corporate bonds and other securities	207	2,293	2,764	23,736	2,971	26,029	25
Total securities available-for-sale	$215	$5,397	$17,023	$169,397	$17,238	$174,794	140

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value	Securities
U.S. Treasury securities	$-	$-	$211	$3,857	$211	$3,857	1
Obligations of U.S. Government agencies	91	8,803	574	22,817	665	31,620	43
Obligations of state and political subdivisions	-	-	7,708	49,597	7,708	49,597	43
Mortgage-backed securities	96	4,423	10,009	73,347	10,105	77,770	40
Corporate bonds and other securities	-	-	3,765	22,735	3,765	22,735	23
Total securities available-for-sale	$187	$13,226	$22,267	$172,353	$22,454	$185,579	150

The number of investments in an unrealized loss position as of September 30, 2024 and December 31, 2023 were 140 and 150, respectively. The Company concluded no ACL should be recognized as of September 30, 2024 and December 31, 2023 based primarily on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s state and political subdivision securities are rated AA or better and the Company receives a surveillance report that is reviewed quarterly for indications of credit concerns. The Company’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments. The Company’s corporate bonds and other securities portfolio issuers consist of bank holding companies that are monitored on a quarterly basis by the Company’s credit department for indications of declining credit quality.

Index
Restricted Stock
The restricted stock category is comprised of stock in FHLB, FRB, and CBB. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and the securities lack a market. Therefore, FHLB, FRB, and CBB stock are carried at cost and evaluated for impairment. When evaluating these stocks for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Restricted stock is viewed as a long-term investment and management believes that the Company has the ability and the intent to hold this stock until its value is recovered. The Company did not consider its investment in restricted stock to be impaired at September 30, 2024 and no impairment has been recognized.

Note 3. Loans and the Allowance for Credit Losses on Loans

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Mortgage loans on real estate:
Residential 1-4 family	$183,091	$188,517
Commercial - owner occupied	133,991	156,466
Commercial - non-owner occupied	304,331	285,250
Multifamily	39,232	29,207
Construction and land development	90,555	107,179
Second mortgages	10,428	10,148
Equity lines of credit	59,901	55,981
Total mortgage loans on real estate	821,529	832,748
Commercial and industrial loans	51,947	64,112
Consumer automobile loans	130,210	160,437
Other consumer loans	18,500	19,718
Other (1)	3,526	3,237
Total loans, net of deferred fees (2)	1,025,712	1,080,252
Less: Allowance for credit losses on loans	11,700	12,206
Loans, net of allowance and deferred fees (2)	$1,014,012	$1,068,046

(1)
Overdrawn accounts are reclassified as loans and included in the Other category in the table above.  Overdrawn deposit accounts totaled $425 thousand and $244 thousand at September 30, 2024 and December 31, 2023, respectively.

(2)	Net deferred loan fees totaled $1.0 million on September 30, 2024 and $1.2 million on December 31, 2023.

All classes of loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Interest and fees continue to accrue on past due loans until the date the loan is placed in nonaccrual status, if applicable. Any accrued interest receivable on loans placed on nonaccrual status is reversed by an adjustment to interest income. The following table includes an aging analysis of the recorded investment in past due loans as of the dates indicated. Also included in the table below are loans that are 90 days or more past due as to interest and principal and still accruing interest, because they are well-secured and in the process of collection. The following tables show the aging of the Company’s loan portfolio, by class, as of September 30, 2024 and December 31, 2023.

Index
Age Analysis of Past Due Loans as of September 30, 2024

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual(2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$-	$-	$-	$41	$183,050	$183,091
Commercial - owner occupied	-	-	374	-	133,617	133,991
Commercial - non-owner occupied	11,751	185	-	-	292,395	304,331
Multifamily	-	-	-	-	39,232	39,232
Construction and land development	-	-	-	-	90,555	90,555
Second mortgages	-	-	19	-	10,409	10,428
Equity lines of credit	117	99	-	44	59,641	59,901
Total mortgage loans on real estate	$11,868	$284	$393	$85	$808,899	$821,529
Commercial and industrial loans	724	749	86	-	50,388	51,947
Consumer automobile loans	2,355	466	336	-	127,053	130,210
Other consumer loans	37	286	94	-	18,083	18,500
Other	28	6	-	-	3,492	3,526
Total	$15,012	$1,791	$909	$85	$1,007,915	$1,025,712

Age Analysis of Past Due Loans as of December 31, 2023

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual(2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$1,194	$-	$368	$142	$186,813	$188,517
Commercial - owner occupied	100	-	322	-	156,044	156,466
Commercial - non-owner occupied	-	896	-	-	284,354	285,250
Multifamily	-	-	-	-	29,207	29,207
Construction and land development	-	-	-	-	107,179	107,179
Second mortgages	160	6	-	-	9,982	10,148
Equity lines of credit	205	-	-	46	55,730	55,981
Total mortgage loans on real estate	$1,659	$902	$690	$188	$829,309	$832,748
Commercial and industrial loans	527	427	306	-	62,852	64,112
Consumer automobile loans	3,254	706	661	-	155,816	160,437
Other consumer loans	634	264	123	-	18,697	19,718
Other	29	-	-	-	3,208	3,237
Total	$6,103	$2,299	$1,780	$188	$1,069,882	$1,080,252

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccrual column and not also in its respective past due column.

Index
The following table shows the Company’s amortized cost basis of loans on nonaccrual status as of September 30, 2024 and December 31, 2023.

	Nonaccrual		Nonaccrual with no ACLL
(dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Mortgage loans on real estate:
Residential 1-4 family	$41	$142	$41	$-
Commercial - non-owner occupied	-	-	-	-
Second mortgages	-	-	-	-
Equity lines of credit	44	46	-	-
Total mortgage loans on real estate	85	188	41	-
Commercial and industrial loans	-	-	-	-
Consumer automobile loans	-	-	-	-
Other consumer loans	-	-	-	-
Total	$85	$188	41	-

The Company’s loan portfolio may include certain loans modified, where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company closely monitors the performance of modified loans to understand the effectiveness of modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. The Company did not grant any such modifications during the three and nine months ended September 30, 2024 and September 30, 2023.

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

•
Real estate – commercial (owner occupied and non-owner occupied): Commercial real estate loans carry risks associated with the successful operation of a business if owner occupied. If non-owner occupied, the repayment of these loans may be dependent upon the profitability and cash flow from rent receipts.

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

Index
The following tables presents the activity in the ACLL by portfolio class for the nine months ended September 30, 2024 and September 30, 2023.

Allowance for Credit Losses and Recorded Investment in Loans
For the Nine Months Ended September 30, 2024
(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Land Development	Real Estate - Mortgage (1)	Real Estate - Commercial (2)	Consumer (3)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$573	$982	$2,904	$5,742	$1,827	$178	$-	$12,206
Charge-offs	(163)	-	-	-	(1,198)	(165)	-	(1,526)
Recoveries	8	-	26	12	324	39	-	409
Provision for (recovery of) loan losses	24	(129)	(29)	(160)	729	176	-	611
Ending Balance	$442	$853	$2,901	$5,594	$1,682	$228	$-	$11,700

For the Nine Months Ended September 30, 2023
(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Land Development	Real Estate - Mortgage (1)	Real Estate - Commercial (2)	Consumer (3)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526
Day 1 impact of adoption of CECL	(11)	19	87	1,048	(365)	(137)	-	641
Charge-offs	(159)	-	-	-	(813)	(228)	-	(1,200)
Recoveries	64	-	28	-	393	41	-	526
Provision for (recovery of) loan losses	78	258	192	244	270	315	(6)	1,351
Ending Balance	$645	$829	$2,882	$5,791	$1,550	$147	$-	$11,844

(1)	The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2)	The real estate-commercial segment included commercial-owner occupied and commercial non-owner occupied.
(3)	The consumer segment included consumer automobile loans.

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Provision for credit losses:
Provision for loans	$342	$478	$611	$1,351
Provision for (recovery of) unfunded commitments	(60)	27	12	(109)
Total	$282	$505	$623	$1,242

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

Index
The following tables present credit quality exposures by internally assigned risk ratings originated as of the dates indicated:

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Construction and land development
Pass	$23,765	$33,523	$28,783	$1,503	$1,803	$292	$886	$90,555
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction and land development	$23,765	$33,523	$28,783	$1,503	$1,803	$292	$886	$90,555

Commercial real estate - owner occupied
Pass	$7,238	$9,427	$27,689	$20,510	$11,002	$57,394	$725	$133,985
OAEM	-	-	-	-	-	6	-	6
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$7,238	$9,427	$27,689	$20,510	$11,002	$57,400	$725	$133,991

Commercial real estate - non-owner occupied
Pass	$3,218	$33,721	$66,168	$102,785	$39,557	$45,934	$424	$291,807
OAEM	-	-	-	11,751	-	773	-	12,524
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$3,218	$33,721	$66,168	$114,536	$39,557	$46,707	$424	$304,331

Commercial and industrial
Pass	$4,079	$13,956	$14,307	$3,322	$1,095	$5,681	$9,507	$51,947
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial and industrial	$4,079	$13,956	$14,307	$3,322	$1,095	$5,681	$9,507	$51,947

Multifamily real estate
Pass	$-	$7,625	$1,352	$2,099	$586	$22,664	$4,906	$39,232
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multifamily real estate	$-	$7,625	$1,352	$2,099	$586	$22,664	$4,906	$39,232

Residential 1-4 family
Pass	$7,352	$34,061	$39,474	$33,339	$25,554	$56,135	$57,461	$253,376
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	44	-	44
Total residential 1-4 family	$7,352	$34,061	$39,474	$33,339	$25,554	$56,179	$57,461	$253,420

Consumer - automobile
Pass	$17,086	$37,825	$60,537	$8,477	$2,423	$3,862	$-	$130,210
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - automobile	$17,086	$37,825	$60,537	$8,477	$2,423	$3,862	$-	$130,210

Consumer - other
Pass	$1,005	$220	$375	$257	$38	$14,638	$1,967	$18,500
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - other	$1,005	$220	$375	$257	$38	$14,638	$1,967	$18,500

Other
Pass	$2,259	$-	$-	$274	$-	$993	$-	$3,526
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	$2,259	$-	$-	$274	$-	$993	$-	$3,526

Total loans
Pass	$66,002	$170,358	$238,685	$172,566	$82,058	$207,593	$75,876	$1,013,138
OAEM	-	-	-	11,751	-	779	-	12,530
Substandard	-	-	-	-	-	44	-	44
Total loans	$66,002	$170,358	$238,685	$184,317	$82,058	$208,416	$75,876	$1,025,712

Index
	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Construction and land development
Pass	$40,168	$36,581	$25,770	$3,630	$297	$285	$448	$107,179
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction and land development	$40,168	$36,581	$25,770	$3,630	$297	$285	$448	$107,179

Commercial real estate - owner occupied
Pass	$10,145	$33,720	$21,058	$13,708	$12,025	$56,978	$5,680	$153,314
OAEM	-	-	-	-	77	2,985	-	3,062
Substandard	-	-	-	-	-	90	-	90
Total commercial real estate - owner occupied	$10,145	$33,720	$21,058	$13,708	$12,102	$60,053	$5,680	$156,466

Commercial real estate - non-owner occupied
Pass	$31,539	$53,217	$96,755	$38,704	$10,517	$51,451	$2,263	$284,446
OAEM	-	-	-	-	804	-	-	804
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$31,539	$53,217	$96,755	$38,704	$11,321	$51,451	$2,263	$285,250

Commercial and industrial
Pass	$18,248	$21,698	$4,300	$1,691	$2,192	$2,075	$13,908	$64,112
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial and industrial	$18,248	$21,698	$4,300	$1,691	$2,192	$2,075	$13,908	$64,112

Multifamily real estate
Pass	$6,568	$3,841	$2,151	$605	$5,955	$9,005	$1,082	$29,207
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multifamily real estate	$6,568	$3,841	$2,151	$605	$5,955	$9,005	$1,082	$29,207

Residential 1-4 family
Pass	$27,497	$41,062	$39,937	$26,368	$13,009	$52,148	$54,087	$254,108
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	350	46	142	-	538
Total residential 1-4 family	$27,497	$41,062	$39,937	$26,718	$13,055	$52,290	$54,087	$254,646

Consumer - automobile
Pass	$52,750	$83,885	$13,184	$4,152	$1,618	$4,848	$-	$160,437
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - automobile	$52,750	$83,885	$13,184	$4,152	$1,618	$4,848	$-	$160,437

Consumer - other
Pass	$323	$765	$330	$109	$11	$16,089	$2,091	$19,718
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - other	$323	$765	$330	$109	$11	$16,089	$2,091	$19,718

Other
Pass	$1,620	$-	$292	$-	$-	$1,325	$-	$3,237
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	$1,620	$-	$292	$-	$-	$1,325	$-	$3,237

Total loans
Pass	$188,858	$274,769	$203,777	$88,967	$45,624	$194,204	$79,559	$1,075,758
OAEM	-	-	-	-	881	2,985	-	3,866
Substandard	-	-	-	350	46	232	-	628
Total loans	$188,858	$274,769	$203,777	$89,317	$46,551	$197,421	$79,559	$1,080,252

Index
The following tables detail the current period gross charge-offs of loans by year of origination for the nine months ended September 30, 2024 and September 30, 2023:

	September 30, 2024
	Current Period Charge-offs by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial	$28	$18	$108	$-	$-	$9	$-	$163
Consumer - automobile	-	312	655	160	34	28	-	1,189
Consumer - other	-	-	-	-	-	9	-	9
Other (1)	165	-	-	-	-	-	-	165
Total	$193	$330	$763	$160	$34	$46	$-	$1,526
(1)	Gross charge-offs of other loans for the nine months ended September 30, 2024 included $165 thousand of demand deposit overdrafts that originated in 2024.

	September 30, 2023
	Current Period Charge-offs by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial	$-	$140	$15	$4	$-	$-	$-	$159
Consumer - automobile	9	382	267	68	18	51	-	795
Consumer - other	-	-	5	-	3	10	-	18
Other (1)	206	22	-	-	-	-	-	228
Total	$215	$544	$287	$72	$21	$61	$-	$1,200
(1)	Gross charge-offs of other loans for the nine months ended September 30, 2023 included $206 thousand of demand deposit overdrafts that originated in 2023.

As of September 30, 2024 and December 31, 2023, the Company had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower was experiencing financial difficulty.

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

The right-of-use assets and lease liabilities are included in “Other Assets” and “Other Liabilities,” respectively, in the Consolidated Balance Sheets. There were no new leases executed during the nine months ended September 30, 2024. The following tables present information about the Company’s leases:

(dollars in thousands)	September 30,2024	December 31, 2023
Lease liabilities	$937	$1,248
Right-of-use assets	$745	$1,148
Weighted average remaining lease term	2.81 years	3.37 years
Weighted average discount rate	3.20%	3.06%

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Operating lease cost	$91	$131	$403	$333
Total lease cost	$91	$131	$403	$333

Cash paid for amounts included in the measurement of lease liabilities	$103	$108	$320	$311

Index
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
(dollars in thousands)	September 30, 2024
Three months ending December 31, 2024	$103
Twelve months ending December 31, 2025	382
Twelve months ending December 31, 2026	278
Twelve months ending December 31, 2027	208
Twelve months ending December 31, 2028	24
Total undiscounted cash flows	$995
Discount	(58)
Lease liabilities	$937

Note 5. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both September 30, 2024 and December 31, 2023. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $754 thousand and $1.1 million at September 30, 2024 and December 31, 2023, respectively. The expected terms of these investments and the related tax benefits run through 2033. There were no additional capital calls expected for the funds at September 30, 2024.

During 2024, the Company adopted ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method,” (“ASC 323”). These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The adoption resulted in an adjustment of $455 thousand, which reduced the investment balance and stockholders’ equity.

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

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. As of both September 30, 2024 and December 31, 2023, the remaining credit available from these lines totaled $90.0 million. The Company has a secured credit line with the FHLB with remaining credit availability of $384.3 million and $362.1 million as of September 30, 2024 and December 31, 2023, respectively.

The following table presents total short-term borrowings as of the dates indicated:

(dollars in thousands)	September 30, 2024	December 31, 2023
Overnight repurchase agreements	$1,777	$2,383
Federal Home Loan Bank advances	-	9,450
Total short-term borrowings	$1,777	$11,833

Maximum month-end outstanding balance (year-to-date)	$41,682	$84,360
Average outstanding balance during the period	$44,432	$53,466
Average interest rate (year-to-date)	4.49%	4.90%
Average interest rate at end of period	0.01%	5.65%

Index
Long-Term Borrowings
The Company had long-term FHLB advances totaling $40.0 million outstanding at September 30, 2024 with scheduled maturities through July 9, 2029 and rates ranging from 3.69% to 4.33%. The Company had long-term FHLB advances totaling $60.0 million outstanding at December 31, 2023 with scheduled maturities through November 29, 2028 and rates ranging from 3.37% to 4.28%.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making such commitments as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent credit risk were outstanding as of September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Commitments to extend credit:
Home equity lines of credit	$93,266	$91,885
Commercial real estate, construction and development loans committed but not funded	50,862	74,218
Other lines of credit (principally commercial)	46,273	47,622
Total	$190,401	$213,725

Letters of credit	$2,693	$802

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

Employee Stock Purchase Plan
Under the Company’s ESPP, substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and was set at 5% for the year ended December 31, 2023 and for the first nine months of 2024.

Total stock purchases under the ESPP amounted to 5,684 shares during the nine months ended September 30, 2024. At September 30, 2024, the Company had 208,669 remaining shares reserved for issuance under the ESPP.

Incentive Stock Plan
The Incentive Stock Plan permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of September 30, 2024, only restricted stock had been granted under the Incentive Stock Plan.

Index
Restricted stock activity for the nine months ended September 30, 2024 and September 30, 2023 is summarized below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, December 31, 2023	53,660	$22.32
Issued	37,674	14.05
Vested	(19,112)	19.95
Forfeited	(5,758)	18.79
Nonvested, September 30, 2024	66,464	$18.62

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, December 31, 2022	46,989	$22.49
Issued	35,013	17.20
Vested	(25,926)	20.25
Forfeited	(1,483)	17.20
Nonvested, September 30, 2023	54,593	$20.30

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.66 years.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $643 thousand as of September 30, 2024 and $523 thousand as of December 31, 2023.

Stock-based compensation expense was $130 thousand and $171 thousand for the three months ended September 30, 2024 and 2023, respectively, and $335 thousand and $419 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Note 9. Stockholders’ Equity and Earnings per Common Share

Stockholders’ Equity – Accumulated Other Comprehensive Income (Loss)
The following tables present amounts reclassified out of accumulated other comprehensive income (loss), by category, during the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected Line Item on Consolidated Statement of Income
(dollars in thousands)	2024	2023	2024	2023
Sale of securities
Realized gain (loss) on sale of securities	$-	$30	$-	$(134)	Loss on sale of securities, net
Tax effect	-	(6)	-	28	Income tax expense
	$-	$24	$-	$(106)

Index
The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Three Months Ended September 30, 2024
Balance at beginning of period	$(17,298)	$(17,298)
Net other comprehensive income	3,974	3,974
Balance at end of period	$(13,324)	$(13,324)

Three Months Ended September 30, 2023
Balance at beginning of period	$(19,757)	$(19,757)
Net other comprehensive loss	(3,883)	(3,883)
Balance at end of period	$(23,640)	$(23,640)

(dollars in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Nine Months Ended September 30, 2024
Balance at beginning of period	$(17,530)	$(17,530)
Net other comprehensive income	4,206	4,206
Balance at end of period	$(13,324)	$(13,324)

Nine Months Ended September 30, 2023
Balance at beginning of period	$(20,767)	$(20,767)
Net other comprehensive loss	(2,873)	(2,873)
Balance at end of period	$(23,640)	$(23,640)

The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated:

	Three Months Ended September 30, 2024
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$5,030	$(1,056)	$3,974

Total change in accumulated other comprehensive loss, net	$5,030	$(1,056)	$3,974

	Three Months Ended September 30, 2023
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(4,885)	$1,026	$(3,859)
Reclassification adjustment for gains recognized in income	(30)	6	(24)
	(4,915)	1,032	(3,883)

Total change in accumulated other comprehensive loss, net	$(4,915)	$1,032	$(3,883)

	Nine Months Ended September 30, 2024
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$5,324	$(1,118)	$4,206

Total change in accumulated other comprehensive loss, net	$5,324	$(1,118)	$4,206

	Nine Months Ended September 30, 2023
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(3,771)	$792	$(2,979)
Reclassification adjustment for losses recognized in income	134	(28)	106
	(3,637)	764	(2,873)

Total change in accumulated other comprehensive loss, net	$(3,637)	$764	$(2,873)

Index
Earnings Per Common Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of potentially dilutive common shares attributable to the ESPP. The Company had no antidilutive shares outstanding in the three and nine months ended September 30, 2024 and 2023, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

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

The Company recognizes IRLCs at fair value. Fair value of IRLCs is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best-efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Company’s IRLCs are classified as Level 2. At September 30, 2024, there were no IRLCs and at December 31, 2023, there were $10 thousand of IRLCs.

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

Loans held for sale are carried at the lower of cost or fair value. Loans held for sale consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are reported on a separate line item on the Company’s Consolidated Statements of Income. There were no loans held for sale at September 30, 2024 and $470 thousand at December 31, 2023.

Index
The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at September 30, 2024 Using
(dollars in thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasury securities	$3,933	$-	$3,933	$-
Obligations of U.S. Government agencies	33,834	-	33,834	-
Obligations of state and political subdivisions	51,650	-	51,650	-
Mortgage-backed securities	78,394	-	78,394	-
Corporate bonds and other securities	26,029	-	26,029	-
Total available-for-sale securities	193,840	-	193,840	-
Derivatives
Interest rate swap on loans	988	-	988	-
Total assets	$194,828	$-	$194,828	$-

Liabilities:
Derivatives
Interest rate swap on loans	$988	$-	$988	$-
Total liabilities	$988	$-	$988	$-

		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Balance	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury securities	$3,857	$-	$3,857	$-
Obligations of U.S. Government agencies	42,735	-	42,735	-
Obligations of state and political subdivisions	50,597	-	50,597	-
Mortgage-backed securities	81,307	-	81,307	-
Corporate bonds and other securities	23,735	-	23,735	-
Total available-for-sale securities	$202,231	$-	$202,231	$-
Loans held for sale	470		470
Derivatives
Interest rate locks	10	-	10	-
Interest rate swap on loans	1,249	-	1,249	-
Total assets	$203,960	$-	$203,960	$-

Liabilities:
Derivatives
Interest rate swap on loans	$1,249	$-	$1,249	$-
Total liabilities	$1,249	$-	$1,249	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure and recognize certain assets at fair value on a nonrecurring basis in accordance with GAAP. As of September 30, 2024 and December 31, 2023, the Company had no assets or liabilities recorded at fair value on a nonrecurring basis with the exception of repossessed assets.

Repossessed assets - Certain assets such as repossessed assets are measured at fair value less cost to sell.  We believe that the fair value component in the valuation of repossessed assets follows the provisions of ASC 820.

The measurement of loss associated with repossessed assets at the date of transfer from loans is based on the fair value of the collateral less anticipated selling costs compared to the unpaid loan balance.  Subsequent changes in fair value are recorded in noninterest income on the Consolidated Statements of Income.  The value of repossessed assets is determined utilizing a market valuation approach based on an independent valuation using market data.

Any fair value adjustments are recorded in the period incurred and recognized against current earnings.  The carrying values of all repossessed assets is considered to be Level 2.

Index
The following tables summarize the Company’s repossessed assets measured at fair value on a nonrecurring basis as of the dates indicated:

		Carrying Value at September 30, 2024
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Repossessed assets	$1,701	$-	$1,701	$-

		Carrying Value at December 31, 2023
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Repossessed assets	$215	$-	$215	$-

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

		Fair Value Measurements at September 30, 2024 Using
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$176,855	$176,855	$-	$-
Securities available-for-sale	193,840	-	193,840	-
Restricted securities	3,845	-	3,845	-
Loans, net	1,014,012	-	-	962,341
Derivatives
Interest rate swap on loans	988	-	988	-
Bank owned life insurance	35,909	-	35,909	-
Accrued interest receivable	4,858	-	4,858	-

Liabilities
Deposits	$1,282,786	$-	$1,281,847	$-
Overnight repurchase agreements	1,777	-	1,777	-
Federal Home Loan Bank advances	40,000	-	40,000	-
Subordinated notes	29,766	-	26,503	-
Derivatives
Interest rate swap on loans	988	-	988	-
Accrued interest payable	1,988	-	1,988	-

Index
		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$80,806	$80,806	$-	$-
Securities available-for-sale	202,231	-	202,231	-
Restricted securities	5,176	-	5,176	-
Loans held for sale	470	-	470	-
Loans, net	1,068,046	-	-	1,025,622
Derivatives
Interest rate lock	10	-	10	-
Interest rate swap on loans	1,249	-	1,249	-
Bank owned life insurance	35,088	-	35,088	-
Accrued interest receivable	4,921	-	4,921	-

Liabilities
Deposits	$1,230,397	$-	$1,228,477	$-
Overnight repurchase agreements	2,383	-	2,383	-
Federal Home Loan Bank advances	69,450	-	69,450	-
Subordinated notes	29,668	-	25,561	-
Derivatives
Interest rate swap on loans	1,249	-	1,249	-
Accrued interest payable	1,972	-	1,972	-

Note 11. Segment Reporting

The Company operates in a decentralized fashion in  three principal business segments: the Bank, Wealth, and the Company (for purposes of this Note, the Parent). Revenues from the Bank’s operations consist primarily of interest earned on loans and investment securities, fees earned on deposit accounts, debit card interchange, and treasury and commercial services. Wealth’s operating revenues consist principally of income from fiduciary and asset management fees. The Parent’s revenues are mainly interest and dividends received from the Bank and Wealth. The Company has no other segments. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technologies and marketing strategies.

Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the three and nine months ended September 30, 2024 and 2023 follows:

Index
	Three Months Ended September 30, 2024
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$18,465	$55	$2,820	$(2,820)	$18,520
Income from fiduciary activities	-	1,177	-	(51)	1,126
Other income	2,108	217	50	(29)	2,346
Total operating income	20,573	1,449	2,870	(2,900)	21,992

Expenses
Interest expense	5,915	-	295	-	6,210
Provision for credit losses	282	-	-	-	282
Salaries and employee benefits	6,192	1,031	210	(51)	7,382
Other expenses	4,613	330	99	(30)	5,012
Total operating expenses	17,002	1,361	604	(81)	18,886

Income before taxes	3,571	88	2,266	(2,819)	3,106

Income tax expense (benefit)	820	20	(116)	-	724

Net income	$2,751	$68	$2,382	$(2,819)	$2,382

Capital expenditures	$164	$-	$-	$-	$164

	Three Months Ended September 30, 2023
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$17,154	$35	$1,821	$(1,821)	$17,189
Income from fiduciary activities	-	1,012	-	-	1,012
Other income	2,215	270	50	(65)	2,470
Total operating income	19,369	1,317	1,871	(1,886)	20,671

Expenses
Interest expense	5,468	-	295	-	5,763
Provision for credit losses	505	-	-	-	505
Salaries and employee benefits	6,589	1,018	223	-	7,830
Other expenses	4,657	347	112	(65)	5,051
Total operating expenses	17,219	1,365	630	(65)	19,149

Income (loss) before taxes	2,150	(48)	1,241	(1,821)	1,522

Income tax expense (benefit)	290	(9)	(121)	-	160

Net income (loss)	$1,860	$(39)	$1,362	$(1,821)	$1,362

Capital expenditures	$398	$-	$-	$-	$398

Index
	Nine Months Ended September 30, 2024
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$53,875	$146	$7,941	$(7,941)	$54,021
Income from fiduciary activities	-	3,573	-	(126)	3,447
Other income	6,100	664	150	(196)	6,718
Total operating income	59,975	4,383	8,091	(8,263)	64,186

Expenses
Interest expense	17,170	-	885	-	18,055
Provision for credit losses	623	-	-	-	623
Salaries and employee benefits	18,992	2,942	600	(126)	22,408
Other expenses	13,818	1,065	327	(197)	15,013
Total operating expenses	50,603	4,007	1,812	(323)	56,099

Income before taxes	9,372	376	6,279	(7,940)	8,087

Income tax expense (benefit)	1,725	83	(349)	-	1,459

Net income	$7,647	$293	$6,628	$(7,940)	$6,628

Capital expenditures	$2,115	$-	$-	$-	$2,115

	Nine Months Ended September 30, 2023
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$48,587	$102	$7,622	$(7,622)	$48,689
Income from fiduciary activities	-	3,282	-	-	3,282
Other income	6,420	724	150	(196)	7,098
Total operating income	55,007	4,108	7,772	(7,818)	59,069

Expenses
Interest expense	11,466	-	885	-	12,351
Provision for credit losses	1,242	-	-	-	1,242
Salaries and employee benefits	19,419	3,191	626	-	23,236
Other expenses	13,786	992	378	(196)	14,960
Total operating expenses	45,913	4,183	1,889	(196)	51,789

Income (loss) before taxes	9,094	(75)	5,883	(7,622)	7,280

Income tax expense (benefit)	1,409	(12)	(364)	-	1,033

Net income (loss)	$7,685	$(63)	$6,247	$(7,622)	$6,247

Capital expenditures	$885	$-	$-	$-	$885

(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Total assets at September 30,2024	$1,468,349	$7,583	$145,560	$(143,483)	$1,478,009
Total assets at December 31, 2023	$1,437,603	$7,235	$137,004	$(135,460)	$1,446,382

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

The following discussion is intended to assist readers in understanding and evaluating the results of operations, financial condition, liquidity, and capital resources of the Company, consisting of the parent company (the Parent) and its wholly-owned subsidiaries, the Bank and Wealth. This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements, the notes to the financial statements, and the other financial information contained elsewhere in this report, as well as the Company’s 2023 Form 10-K. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company’s future business, financial condition, or results of operations. For a description of certain factors that may have a significant impact on the Company’s future business, financial condition, or results of operations, see “Cautionary Statement Regarding Forward-Looking Statements” at the end of this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

Overview
The Company’s primary goals are to maximize earnings by maintaining strong asset quality and deploying capital in profitable growth initiatives that will enhance long-term stockholder value. The Company operates in three principal business segments: the Bank, Wealth, and the Company as a separate segment, the Parent. Revenues from the Bank’s operations consist primarily of interest earned on loans and investment securities, fees earned on deposit accounts, debit card interchange, and treasury and commercial services. Wealth’s operating revenues consist principally of income from fiduciary and asset management fees. The Parent’s revenues are mainly interest and dividends received from the Bank and Wealth.

The following table presents selected financial performance highlights for the periods indicated:

Table 1: Financial Performance Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023

Net income (loss)
Bank	$2,751	$1,860	$7,647	$7,685
Wealth	68	(39)	293	(63)
Parent	2,382	1,362	6,628	6,247
Eliminations	(2,819)	(1,821)	(7,940)	(7,622)
Consolidated net income	$2,382	$1,362	$6,628	$6,247

Earnings per share - basic and diluted	$0.47	$0.27	$1.31	$1.24

Annualized return on average equity	8.39%	5.25%	8.10%	8.18%
Annualized return on average assets	0.64%	0.37%	0.61%	0.59%

Net income for the three months ended September 30, 2024 was $2.4 million ($0.47 diluted earnings per share) compared to $1.4 million ($0.27 diluted earnings per share) for the three months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, net income was $6.6 million ($1.31 diluted earnings per share) and $6.2 million ($1.24 diluted earnings per share), respectively.

Key highlights of the three and nine months ended September 30, 2024 are as follows, with comparisons against the three and nine months ended September 30, 2023 unless otherwise stated:

•
Total assets were $1.5 billion at September 30, 2024, increasing $31.6 million or 2.2% from December 31, 2023. Net loans held for investment were $1.0 billion at September 30, 2024, decreasing $54.0 million, or 5.1%, from December 31, 2023.

•	Total deposits increased $52.4 million, or 4.3%, from December 31, 2023.

•
Return on average equity (ROE) (annualized) was at 8.39% for the third quarter of 2024, compared to 5.25% for the third quarter of 2023. Return on average assets (ROA) (annualized) was 0.64% for the third quarter of 2024, compared to 0.37% for the third quarter of 2023.

Index
•	Book value per share and tangible book value per share (non-GAAP) at September 30, 2024 increased 15.10% and 15.45%, respectively from September 30, 2023.

•
Net income improved $1.0 million, or 74.9%, to $2.4 million for the third quarter of 2024 from $1.4 million for the third quarter of 2023. For the nine months ended September 30, 2024, net income improved $381 thousand, or 6.1%, to $6.6 million compared to $6.2 million for the same period in 2023.

•
Net interest margin (NIM) was 3.56% for the third quarter of 2024 compared to 3.33% for the third quarter of 2023. NIM on a fully tax-equivalent basis (FTE) (non-GAAP) was 3.57% for the third quarter of 2024 compared to 3.35% for the third quarter of 2023. For the nine months ended September 30, 2024, NIM was 3.54% and NIM on an FTE was 3.55% compared to 3.67% and 3.68% for the same period in 2023.

•
Net interest income increased $884 thousand, or 7.7%, to $12.3 million for the third quarter of 2024 compared to the third quarter of 2023. For the nine months ended September 30, 2024, net interest income decreased $372 thousand, or 1.0% to $36.0 million compared to $36.3 million for the same period in 2023.

•
Provision for credit losses of $282 thousand was recognized for the third quarter of 2024, compared to $505 thousand for the third quarter of 2023. For the nine months ended September 30, 2024, provision for credit losses was $623 thousand compared to $1.2 million for the same period in 2023.

•	Non-performing assets decreased by $20 thousand to $2.7 million or 0.18% of total assets at September 30, 2024 from $2.7 million or 0.19% of total assets at September 30, 2023.

•
Liquidity as of September 30, 2024, defined as cash and cash equivalents, unpledged securities, and available secured borrowing capacity, totaled $497.7 million, representing 33.7% of total assets compared to $342.5 million, representing 23.7% of total assets as of December 31, 2023.

•
Expenses incurred related to our cost saving initiatives were finalized in the third quarter. For the nine months ended September 30, 2024, the Company incurred $997 thousand of costs in an effort to reduce noninterest expenses.

For more information about financial measures that are not calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” below.

Capital Management and Dividends
Total equity was $115.5 million as of September 30, 2024, compared to $106.8 million at December 31, 2023. Total equity increased $8.7 million at September 30, 2024 compared to December 31, 2023, due primarily to net income and lower unrealized losses in the market value of securities available-for-sale, which are recorded as a component of accumulated other comprehensive loss, partially offset by cash dividend payments. The unrealized loss in market value of securities available-for-sale was a result of increases in market interest rates since the securities were acquired, rather than credit quality issues. The Company does not expect these unrealized losses to affect the earnings or regulatory capital of the Company or its subsidiaries.

For the third quarter of 2024, the Company declared dividends of $0.14 per share, consistent with the third quarter of 2023. For both the nine months ended September 30, 2024 and 2023, dividends declared were $0.42 per share. The dividend represents a payout ratio of 32.1% of EPS for the first nine months of 2024. The Board of Directors of the Company continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements, and expected future earnings. The Company’s principal goals related to the maintenance of capital are to provide adequate capital to support the Company’s risk profile consistent with the Board-approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to stockholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total capital for the Bank are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets. See “Table 14. Regulatory Capital” below for additional information.

At September 30, 2024, the book value per share of the Company’s common stock was $22.74, and tangible book value per share (non-GAAP) was $22.38, compared to $19.75 and $19.39, respectively, at September 30, 2023. Refer to “Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Index
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

The Company reviews its ACLL estimation process regularly for appropriateness as the economic and internal environment are constantly changing. While the ACLL estimate represents management’s current estimate of expected credit losses, due to uncertainty surrounding internal and external factors, there is potential that the estimate may not be adequate over time to cover credit losses in the portfolio. While management uses available information to estimate expected losses on loans, future changes in the ACLL may be necessary based on changes in portfolio composition, portfolio credit quality, economic conditions, and/or other factors.

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

Net interest income for the third quarter of 2024 was $12.3 million, an increase of $884 thousand, or 7.7%, from the third quarter of 2023. The increase from the prior year quarter was due primarily to higher average earning asset balances at higher average yields partially offset by higher average rates on interest-bearing liabilities. For the nine months ended September 30, 2024 and 2023, net interest income was $36.0 million and $36.3 million, respectively. The decrease from the prior-year comparative period was due to higher average-interest bearing liabilities at higher average rates, partially offset by higher average earning assets at higher average earning yields.

Index
Net interest income, on a fully tax-equivalent basis (non-GAAP), was $12.3 million for the third quarter of 2024, an increase of $879 thousand from the 2023 comparative quarter. For the nine months ended September 30, 2024 and 2023, net interest income, on a fully tax-equivalent basis (non-GAAP), was $36.1 million and $36.5 million, respectively. NIM for the third quarter of 2024 was 3.56%, an increase from 3.33% for the prior year quarter. For the nine months ended September 30, 2024 and 2023, NIM was 3.54% and 3.67%, respectively. On a fully tax-equivalent basis (non-GAAP), NIM was 3.57% and 3.55%, for the three and nine months ended September 30, 2024, respectively, compared to 3.35% and 3.68% for the respective prior year comparative periods. For more information on these FTE financial measures, please see “Non-GAAP Financial Measures” below.

Average earning asset balances for the third quarter of 2024 increased $12.1 million compared to the third quarter of 2023 with yields on average earning assets increasing 34 basis points due to deployment of liquidity into higher earning assets and the effects of the rising interest rate environment. During the first nine months of 2024, average earning assets increased $27.4 million over the 2023 comparative period.

Average loans decreased $49.0 million, or 4.5%, and $18.4 million, or 1.7%, for the third quarter and first nine months of 2024, respectively, compared to the same periods of 2023. The decrease in average loans outstanding in 2024 compared to 2023 was due primarily to reduction in size of the commercial and industrial, commercial - owner occupied, and consumer automobile segments of the loan portfolio. Average loan yields were higher for the third quarter and first nine months of 2024 by 41 basis points and 42 basis points, respectively, compared to the same periods of 2023 due primarily to the effects of rising interest rates.

Average securities available-for-sale decreased $12.1 million and $20.2 million for the third quarter and first nine months of 2024, respectively, compared to the same period in 2023, due primarily to fluctuations in fair market value, maturities, and principal paydowns. The average yield on the investment securities portfolio increased 7 basis points and 20 basis points for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023 due primarily to the effects of rising interest rates on the Company’s variable rate investment securities portfolio.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the FRB, increased $74.0 million and $65.8 million for the third quarter and first nine months of 2024, compared to the respective periods in 2023 due primarily to deployment of liquidity into higher yielding assets. Due to changes in interest rates, the average yield on interest-bearing deposits in other banks decreased 1 basis point for the third quarter and increased 21 basis points for the first nine months of 2024 compared to the same periods in 2023. The FRB interest rate on excess cash reserve balances was 4.90% at September 30, 2024.

Average interest-bearing liabilities decreased $8.8 million for the third quarter of 2024 compared to the same period of 2023, with costs increasing 21 basis points. The higher interest cost of liabilities was primarily due to higher interest rates on money market and time deposits, partially offset by decreases in short term average FHLB advances during the period. Average interest-bearing liabilities increased $45.1 million for the nine months ended September 30, 2024 compared to the same period of 2023, with costs increasing 69 basis points. The higher interest cost of liabilities was primarily driven by higher average balances and interest rates on money market and a higher average balance on interest-bearing demand deposits, partially offset by decreases in short-term average FHLB advances during the period. Average money market and interest-bearing demand deposits increased $39.8 million for the third quarter while average money market, time, and interest-bearing demand deposits increased $81.1 million for the first nine months of 2024, respectively, compared to the same periods in 2023. Average noninterest-bearing demand deposits increased $12.5 million for the third quarter of 2024 and decreased $24.1 million for the first nine months of 2024, compared to the same periods of 2023. The average cost of interest-bearing deposits increased 38 basis points for the third quarter of 2024 and 87 basis points for the first nine months of 2024, compared to the same periods in 2023, due primarily to higher rates on deposits driven by depositors seeking increased yields and competitive pricing pressures. While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity and the pace with which customers move funds from other deposit products into or out of time deposit products. The extent to which changing interest rates will ultimately affect the Company’s NIM is uncertain.

Index
The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

Table 2: Average Balance Sheets, Net Interest Income and Rates

	For the quarters ended September 30,
	2024			2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate**	Balance	Expense	Rate**
Assets
Loans*	$1,037,230	$14,733	5.64%	$1,086,180	$14,311	5.23%
Investment securities:
Taxable	168,494	1,732	4.08	176,445	1,788	4.02
Tax-exempt*	25,958	175	2.67	30,128	201	2.64
Total investment securities	194,452	1,907	3.89	206,573	1,989	3.82
Interest-bearing due from banks	135,443	1,842	5.40	61,446	838	5.41
Federal funds sold	876	11	4.98	714	9	5.16
Other investments	3,843	64	6.61	4,808	84	6.84
Total earning assets	1,371,844	$18,557	5.37	1,359,721	$17,231	5.03
Allowance for credit losses	(11,809)			(11,912)
Other non-earning assets	105,195			105,130
Total assets	$1,465,230			$1,452,939

Liabilities and Stockholders' Equity
Interest-bearing deposits:
Interest-bearing transaction accounts	$109,789	$3	0.01	$91,139	$4	0.01
Money market deposit accounts	451,343	2,931	2.58	430,236	2,048	1.89
Savings accounts	81,550	6	0.03	98,758	8	0.03
Time deposits	261,056	2,554	3.88	263,167	2,456	3.70
Total time and savings deposits	903,738	5,494	2.41	883,300	4,516	2.03
Federal funds purchased, repurchase
agreements and other borrowings	2,074	-	0.00	1,972	-	0.05
Federal Home Loan Bank advances	39,960	420	4.17	69,450	952	5.36
Long term borrowings	29,745	296	3.95	29,619	295	3.90
Total interest-bearing liabilities	975,517	6,210	2.53	984,341	5,763	2.32
Demand deposits	369,266			356,752
Other liabilities	7,791			8,996
Stockholders' equity	112,656			102,850
Total liabilities and stockholders' equity	$1,465,230			$1,452,939
Net interest margin		$12,347	3.57%		$11,468	3.35%

*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $37 thousand and $42 thousand for the quarters ended September 30, 2024 and 2023, respectively.
**Annualized

Index
	For the nine months ended September 30,
	2024			2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate**	Balance	Expense	Rate**
Assets
Loans*	$1,058,591	$44,319	5.58%	$1,077,038	$41,539	5.16%
Investment securities:
Taxable	171,127	5,291	4.12	181,969	5,324	3.91
Tax-exempt*	26,036	526	2.69	35,365	734	2.77
Total investment securities	197,163	5,817	3.93	217,334	6,058	3.73
Interest-bearing due from banks	91,201	3,728	5.45	25,385	995	5.24
Federal funds sold	826	32	5.16	670	24	4.79
Other investments	4,514	235	6.94	4,420	229	6.91
Total earning assets	1,352,295	$54,131	5.33	1,324,847	$48,845	4.93
Allowance for credit losses	(12,034)			(11,663)
Other nonearning assets	105,955			105,462
Total assets	$1,446,216			$1,418,646

Liabilities and Stockholders' Equity
Interest-bearing deposits:
Interest-bearing transaction accounts	$99,734	$10	0.01	$80,672	$9	0.02
Money market deposit accounts	449,972	8,207	2.43	432,224	4,450	1.38
Savings accounts	85,214	19	0.03	106,537	24	0.03
Time deposits	248,912	7,063	3.78	204,647	4,412	2.88
Total time and savings deposits	883,832	15,299	2.31	824,080	8,895	1.44
Federal funds purchased, repurchase
agreements and other borrowings	2,188	2	0.12	4,941	39	1.07
Federal Home Loan Bank advances	54,507	1,868	4.57	66,505	2,532	5.09
Long term borrowings	29,713	886	3.97	29,585	885	4.00
Total interest-bearing liabilities	970,240	18,055	2.48	925,111	12,351	1.79
Demand deposits	358,788			382,908
Other liabilities	8,125			8,492
Stockholders' equity	109,063			102,135
Total liabilities and stockholders' equity	$1,446,216			$1,418,646
Net interest margin		$36,076	3.55%		$36,494	3.68%

*Computed on a fully tax-equivalent (non-GAAP) basis using a 21% rate, adjusting interest income by $110 thousand and $156 thousand for the nine months ended September 30, 2024 and 2023, respectively.
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

Index
Table 3: Volume and Rate Analysis*
	For the three months ended September 30, 2024 from 2023
	Increase (Decrease)
	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
Earning Assets
Loans	$(645)	$1,067	$422
Investment securities:
Taxable	(81)	25	(56)
Tax-exempt*	(28)	2	(26)
Total investment securities	(109)	27	(82)

Federal funds sold	2	-	2
Other investments**	992	(8)	984
Total earning assets	240	1,086	1,326

Interest-Bearing Liabilities
Interest-bearing transaction accounts	1	(2)	(1)
Money market deposit accounts	100	783	883
Savings accounts	(1)	(1)	(2)
Time deposits	(20)	118	98
Total time and savings deposits	80	898	978
Federal funds purchased, repurchase
agreements and other borrowings	-	0	0
Federal Home Loan Bank advances	(404)	(128)	(532)
Long term borrowings	1	-	1
Total interest-bearing liabilities	(323)	770	447

Change in net interest income	$563	$316	$879

* Computed on a fully tax-equivalent basis, non-GAAP, using a 21% rate.
** Other investments include interest-bearing balances due from banks.

Index
	Nine months ended September 30, 2024 from 2023
	Increase (Decrease)
	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
Earning Assets
Loans	$(711)	$3,491	$2,780
Investment securities:
Taxable	(317)	284	(33)
Tax-exempt*	(194)	(14)	(208)
Total investment securities	(511)	270	(241)

Federal funds sold	6	2	8
Other investments**	2,585	154	2,739
Total earning assets	1,369	3,917	5,286

Interest-Bearing Liabilities
Interest-bearing transaction accounts	2	(1)	1
Money market deposit accounts	183	3,574	3,757
Savings accounts	(5)	-	(5)
Time deposits	954	1,697	2,651
Total time and savings deposits	1,134	5,270	6,404
Federal funds purchased, repurchase agreements and other borrowings	(22)	(15)	(37)
Federal Home Loan Bank advances	(457)	(207)	(664)
Long term borrowings	4	(3)	1
Total interest-bearing liabilities	659	5,045	5,704

Change in net interest income	$710	$(1,128)	$(418)

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

Provision for Credit Losses
For the three months ended September 30, 2024, the Company recognized a provision for credit losses of $282 thousand compared to $505 thousand for the three months ended September 30, 2023.  The provision for credit losses for the third quarter of 2024 included a provision for loans of $342 thousand and a $60 thousand recovery for unfunded commitments. The provision for credit losses was $623 thousand for the first nine months of 2024, compared to $1.2 million for the first nine months of 2023. Charged-off loans totaled $1.5 million and $1.2 million in the first nine months of 2024 and 2023, respectively. Recoveries amounted to $409 thousand and $526 thousand for the nine months ended September 30, 2024 and 2023, respectively. The Company’s annualized net loans charged off to average loans were 0.18% for the third quarter of 2024 compared to 0.09% for the third quarter of 2023. The decreased provision for credit losses for the three and nine months ended September 30, 2024 compared to the same period in 2023 is primarily due to the reduction in size of the loan portfolio.

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

Index
Noninterest Income
Total noninterest income was $3.5 million for the third quarter of 2024, decreasing $10 thousand compared to the third quarter of 2023. The decrease over the prior year quarter was primarily driven by decreases in mortgage banking income, partially offset by increases in fiduciary and asset management fees. Noninterest income for the nine months ended September 30, 2024 decreased $215 thousand to $10.2 million compared to the nine months ended September 30, 2023 primarily driven by decreases in mortgage banking income and no gain on sales of fixed assets, partially offset by increases in fiduciary and asset management fees and service charges on deposit accounts. The decrease in mortgage banking income in the third quarter and first nine months of 2024 compared to the same periods in 2023 was due to declines in the volume of mortgage originations attributable to the Company’s strategic shift in mortgage lending and changes in mortgage market conditions impacting the industry as a whole.

Noninterest Expense
Noninterest expense totaled $12.4 million for the third quarter of 2024 compared to $12.9 million for the third quarter of 2023. The decrease over the prior year quarter was primarily driven by decreases in salaries and employee benefit expense and other operating expenses, partially offset by increases in professional services. The decrease in salaries and employee benefits in the third quarter of 2024 compared to the third quarter of 2023 was primarily driven by lower average headcount due to the previously reported cost saving initiatives. The noninterest expense reduction initiatives reduced the employee headcount beginning late in the first quarter of 2024 and continuing through the third quarter by approximately 12%, partially offset by expenses related to severance. The increase in professional services included the settlement of two outstanding legal matters. For the nine months ended September 30, 2024, noninterest expense decreased $775 thousand over the nine months ended September 30, 2023, primarily due to decreases in salary and employee benefits as discussed above.

Income Tax Expense
The Company’s income tax expense increased $564 thousand and $426 thousand for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to changes in the levels of pre-tax income, the mix of effective tax-exempt income, and the adoption of ASU 2023-02. The effective federal income tax rate for the three and nine months ended September 30, 2024 was 23.3% and 18.0% compared to 10.5% and 14.2% for the same periods in 2023. The increase in the effective federal income tax rate for the three and nine months ended September 30, 2024 compared to the same periods in 2023, was driven primarily by the adoption of ASU 2023-02.

Discussion and Analysis of Financial Condition
As of September 30, 2024, the Company had total assets of $1.5 billion, an increase of $31.6 million compared to assets at December 31, 2023.

Net loans held for investment decreased $54.0 million or 5.1%, from December 31, 2023 to $1.0 billion at September 30, 2024, driven by the following: decreases in consumer loans of $31.4 million, construction loans of $16.6 million, commercial loans of $12.2 million, and commercial real estate loans of $3.4 million, partially offset by increases in residential real estate loans of $8.8 million. Cash and cash equivalents increased $96.0 million from December 31, 2023 to September 30, 2024. Securities available-for-sale, at fair value, decreased $8.4 million from December 31, 2023 to $193.8 million at September 30, 2024 driven primarily by maturities, principal pay downs, and fluctuations in fair market values.

Total deposits of $1.3 billion as of September 30, 2024 increased $52.4 million, or 4.3% from December 31, 2023. Time deposits increased $21.1 million, or 8.7%, noninterest-bearing deposits increased $21.1 million, or 6.4%, and savings deposits increased $10.2 million, or 1.5%. The increased deposit balances were primarily driven by increases from large commercial customers.

The Company utilizes FHLB advances as a primary source of liquidity as needed. As of September 30, 2024 and December 31, 2023, the Company had FHLB advances of $40.0 million and $69.5 million, respectively. Overnight repurchase agreements decreased $606 thousand as the Company used excess liquidity to pay down high cost borrowed funds.

Securities Portfolio
When comparing September 30, 2024 to December 31, 2023, securities available-for-sale decreased $8.4 million, or 4.2%, driven primarily by maturities, principal pay downs and fluctuations in fair market values. The Company’s strategy for the securities portfolio is primarily intended to manage the portfolio’s susceptibility to interest rate risk and to provide liquidity to fund loan growth. The securities portfolio is also adjusted to achieve other asset/liability objectives, including pledging requirements, and to manage tax exposure when necessary.

Index
The following table sets forth a summary of the securities portfolio in dollar amounts at fair value and as a percentage of the Company’s total securities available-for-sale as of the dates indicated:

Table 4: Securities Portfolio

	September 30,		December 31,
(dollars in thousands)	2024		2023
U.S. Treasury securities	$3,933	2%	$3,857	2%
Obligations of U.S. Government agencies	33,834	18%	42,735	21%
Obligations of state and political subdivisions	51,650	26%	50,597	24%
Mortgage-backed securities	78,394	40%	81,307	39%
Corporate bonds and other securities	26,029	13%	23,735	11%
	193,840	99%	202,231	98%
Restricted securities:
Federal Home Loan Bank stock	2,907	1%	4,242	2%
Federal Reserve Bank stock	892	-	892	-
Community Bankers' Bank stock	46	-	42	-
	3,845		5,176
Total Securities	$197,685	100%	$207,407	100%

The following table summarizes the contractual maturity of the securities portfolio and their weighted average yields as of September 30, 2024.

Table 5: Maturity of Securities

(dollars in thousands)	1 year or less	1-5 years	5-10 years	Over 10 years	Total
U.S. Treasury securities	$-	$3,933	$-	$-	$3,933
Weighted average yield	-	1.70%	-	-	1.70%

Obligations of U.S. Government agencies	$987	$2,889	$1,037	$28,921	$33,834
Weighted average yield	1.41%	2.84%	3.08%	6.53%	5.96%

Obligations of state and political subdivisions	$498	$969	$22,778	$27,405	$51,650
Weighted average yield	3.35%	2.38%	2.27%	2.34%	2.32%

Mortgage-backed securities	$-	$11,262	$-	$67,132	$78,394
Weighted average yield	-	2.28%	0.00%	3.18%	3.03%

Corporate bonds and other securities	$-	$-	$26,029	$-	$26,029
Weighted average yield	-	-	4.68%	-	4.43%

Total Securities	$1,485	$19,053	$49,844	$123,458	$193,840
Weighted average yield	2.06%	2.25%	3.55%	3.78%	3.56%

The table above is based on contractual maturities; therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average yield is calculated on a fully tax-equivalent basis using a 21% rate on a pro rata basis for each security based on its relative amortized cost.

For more information about the Company’s securities available-for-sale, including information about securities in an unrealized loss position as of September 30, 2024 and December 31, 2023, see Part I, Item 1, “Financial Statements” under the heading “Note 2. Securities” in this Quarterly Report on Form 10-Q.

Index
Loan Portfolio
The following table shows a breakdown of total loans by segment at September 30, 2024 and December 31, 2023.

Table 6: Loan Portfolio

	September 30,	December 31,
(dollars in thousands)	2024	2023
Commercial and industrial	$51,947	$64,112
Real estate-construction	90,555	107,179
Real estate-mortgage (1)	292,652	283,853
Real estate-commercial (2)	438,322	441,716
Consumer (3)	148,710	180,155
Other	3,526	3,237
Ending Balance	$1,025,712	$1,080,252

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The real estate-commercial segment included commercial-owner occupied and commercial non-owner occupied.
(3) The consumer segment included consumer automobile loans.

The maturity distribution and rate sensitivity of the Company's loan portfolio as of September 30, 2024 is presented below:

Table 7: Maturity/Repricing Schedule of Loan Portfolio

	As of September 30, 2024
(dollars in thousands)	Commercial and industrial	Real estate-construction	Real estate-mortgage (1)	Real estate-commercial (2)	Consumer (3)	Other	Total
Variable Rate:
Within 1 year	$12,242	$50,566	$71,079	$66,740	$6,501	$2,793	$209,921
1 to 5 years	-	881	32,264	17,581	-	321	51,047
5 to 15 years	-	5,716	35,755	422	27	-	41,920
After 15 years	-	-	-	-	-	-	-
Fixed Rate:
Within 1 year	$1,064	$7,690	$5,756	$35,451	$975	$-	$50,936
1 to 5 years	28,997	16,835	47,420	187,008	95,564	50	375,874
5 to 15 years	9,644	8,825	35,112	125,908	37,047	362	216,898
After 15 years	-	42	65,266	5,212	8,596	-	79,116
	$51,947	$90,555	$292,652	$438,322	$148,710	$3,526	$1,025,712

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The real estate-commercial segment included commercial-owner occupied and commercial non-owner occupied.
(3) The consumer segment included consumer automobile loans.

For more information about the Company’s loan portfolio as of September 30, 2024 and December 31, 2023, see Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q.

Nonperforming Assets
The following table summarizes information concerning credit ratios and nonperforming assets as of September 30, 2024 and December 31, 2023.

The Company continued to experience low levels of NPAs in the nine months ended September 30, 2024, however, the economic environment could impact performance, which could increase NPAs in future periods. Refer to Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q for more information.

Index
Table 8: Nonperforming Assets

	September 30,	December 31,
(dollars in thousands)	2024	2023
Total loans	$1,025,712	$1,080,252
Nonaccrual loans	85	188
Loans past due 90 days or more and accruing interest	909	1,780
Repossessed assets	1,701	215
Total Nonperforming Assets	$2,695	$2,183
ACLL	$11,700	$12,206
Nonaccrual loans to total loans	0.01%	0.02%
ACLL to total loans	1.14%	1.13%
ACLL to nonaccrual loans	13764.71%	6492.55%
Annualized year-to-date net charge-offs to average loans	0.14%	0.16%

As shown in the table above, as of September 30, 2024 compared to December 31, 2023, the nonaccrual loan category decreased by $103 thousand or 54.8%, the 90 days past due and still accruing category decreased by $871 thousand or 48.9%, and the repossessed assets category increased by $1.5 million or 691.2%.

Management believes the Company has strong credit quality review processes in place to identify problem loans quickly. For a detailed discussion of the Company’s nonperforming assets, refer to Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q.

Allowance for Credit Losses
As of September 30, 2024, the ACL was $11.9 million and included an ACLL of $11.7 million and an allowance for unfunded commitments of $248 thousand. The decrease in the ACL during the first nine months of 2024 was due to the reduction in the size of the loan portfolio, primarily due to declines in commercial and industrial of $12.2 million, real estate construction of $16.8 million, and  consumer of $31.4 million. The following table summarizes the ACL as of September 30, 2024 and December 31, 2023:

Table 9: Allowance for Credit Losses

	September 30,	December 31,
(dollars in thousands)	2024	2023
Total ACLL	$11,700	$12,206
Total reserve for unfunded commitments	248	236
Total ACL	$11,948	$12,442

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

Index
The ACLL represents an amount that, in management’s judgement, will be adequate to absorb expected credit losses in the loan portfolio; however, if elevated levels of risk are identified, provision for credit losses may increase in future periods. The following tables present the Company’s loan loss experience for the periods indicated:

Table 10: Allowance for Credit Losses on Loans
For the three months ended September 30, 2024
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial (3)	Consumer (2)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$479	$853	$2,982	$5,695	$1,710	$109	$-	$11,828
Charge-offs	(46)	-	-	-	(442)	(61)	-	(549)
Recoveries	2	-	6	1	57	13	-	79
Provision for credit losses	7	-	(87)	(102)	357	167	-	342
Ending Balance	$442	$853	$2,901	$5,594	$1,682	$228	$-	$11,700

Average loans	$51,677	$85,814	$296,286	$449,384	$150,932	$3,137	$-	$1,037,230
Ratio of net charge-offs (recoveries) to average loans	0.09%	0.00%	0.00%	0.00%	0.26%	1.53%	0.00%	0.05%

For the three months ended September 30, 2023
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage(1)	Real Estate - Commercial(3)	Consumer (2)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$666	$707	$2,880	$5,709	$1,590	$99	$-	$11,651
Charge-offs	(108)	-	-	-	(279)	(59)	-	(446)
Recoveries	52	-	8	-	81	20	-	161
Provision for loan losses	35	122	(6)	82	158	87	-	478
Ending Balance	$645	$829	$2,882	$5,791	$1,550	$147	$-	$11,844

Average loans	75,848	88,266	280,221	441,878	197,421	2,546	-	1,086,180
Ratio of net charge-offs (recoveries) to average loans	0.07%	0.00%	0.00%	0.00%	0.10%	1.53%	0.00%	0.03%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The consumer segment included consumer automobile loans.
(3) The real estate-commercial segment included commercial-owner occupied and commercial-non-owner occupied.

Table 10: Allowance for Credit Losses on Loans
For the nine months ended September 30, 2024
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage(1)	Real Estate - Commercial(3)	Consumer(2)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$573	$982	$2,904	$5,742	$1,827	$178	$-	$12,206
Charge-offs	(163)	-	-	-	(1,198)	(165)	-	(1,526)
Recoveries	8	-	26	12	324	39	-	409
Provision for credit losses	24	(129)	(29)	(160)	729	176	-	611
Ending Balance	$442	$853	$2,901	$5,594	$1,682	$228	$-	$11,700

Average loans	$57,504	$101,104	$291,253	$442,286	$163,702	$2,742	$-	$1,058,591
Ratio of net charge-offs (recoveries) to average loans	0.27%	0.00%	-0.01%	0.00%	0.53%	4.60%	0.00%	0.11%

For the nine months ended September 30, 2023
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage(1)	Real Estate - Commercial(3)	Consumer(2)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526
Day 1 impact of adoption of CECL	(11)	19	87	1,048	(365)	(137)	-	641
Charge-offs	(159)	-	-	-	(813)	(228)	-	(1,200)
Recoveries	64	-	28	-	393	41	-	526
Provision for loan losses	78	258	192	244	270	315	(6)	1,351
Ending Balance	$645	$829	$2,882	$5,791	$1,550	$147	$-	$11,844

Average loans	$75,770	$88,728	$274,034	$436,135	$200,071	$2,300	$-	$1,077,038
Ratio of net charge-off (recoveries) to average loans	0.13%	0.00%	-0.01%	0.00%	0.21%	8.13%	0.00%	0.06%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The consumer segment included consumer automobile loans.
(3) The real estate-commercial segment included commercial-owner occupied and commercial-non-owner occupied.

Index
The following table shows the amount of the ACLL allocated to each category and the ratio of corresponding outstanding loan balances as of September 30, 2024 and December 31, 2023. Although the ACLL is allocated into these categories, the entire ACLL is available to cover credit losses in any category.

Table 11: Allocation of the Allowance for Credit Losses on Loans

	September 30,		December 31,
	2024		2023
(dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial	$442	5.06%	$573	5.93%
Real estate-construction	853	8.83%	982	9.92%
Real estate-mortgage (1)	2,901	28.53%	2,904	26.28%
Real estate-commercial (3)	5,594	42.73%	5,742	40.89%
Consumer (2)	1,682	14.50%	1,827	16.68%
Other	228	0.34%	178	0.30%
Ending Balance	$11,700	100.00%	$12,206	100.00%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The consumer segment included consumer automobile loans.
(3) The real estate-commercial segment included commercial-owner occupied and commercial-non-owner occupied.

The Company’s real estate-commercial portfolio consists of loans secured by a mortgage lien on real property and, if owner occupied, carries risks associated with the successful operation of a business or, if non-owner occupied, carries risks associated with the profitability and cash flow from rent receipts. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy or, if non-owner occupied, a downturn in occupancy rates or market rental rates in the market where the property is located. Included in the Company’s real estate-commercial loan segment are loans secured by office buildings, which had an aggregate principal balance of $52.2 million at September 30, 2024 (the “Office Portfolio”). Due to the evolving office space market conditions, we have additional monitoring processes for the Office Portfolio, which can include periodic credit risk assessments of borrowers, guarantors, and significant lessees, as well as periodic reviews of the local office rental markets. Based on analyses of the Office Portfolio, as of September 30, 2024, the Company has identified two loans secured by office buildings with respect to which the Company has begun enhanced credit administration efforts to support the Company’s objective of maintaining a portfolio of quality credits and quickly identifying potential weaknesses as discussed further below.

The total principal balance of loans 30-59 days past due and still accruing interest increased to $15.0 million at September 30, 2024 from $6.1 million at December 31, 2023. This is primarily related to two loans secured by office buildings with respect to which the Company has begun enhanced credit administration efforts to support the Company’s objective of maintaining a portfolio of quality credits and quickly identifying potential weaknesses, and the Company classified as OAEM at September 30, 2024. Each office building securing each such loan is now administered by a court appointed receivership. The receivers have control over all respective rental income and have made debt service payments for each loan for three consecutive months. The Company believes the net cash flow from each office building is adequate to repay each loan secured by that collateral. For further discussion, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations “Table 6: Loan Portfolio”.

Deposits
The Company’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Company’s deposits are principally provided by individuals and businesses located within the communities served.

Index
As of September 30, 2024, total deposits were $1.3 billion, an increase of $52.4 million, or 4.3%, compared to December 31, 2023. The following table presents average balances and average rates paid on deposits for the periods presented.

Table 12: Deposits

	Nine months ended September 30,
	2024		2023
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing transaction	$99,734	0.01%	$80,672	0.02%
Money market	449,972	2.43%	432,224	1.38%
Savings	85,214	0.03%	106,537	0.03%
Time deposits	248,912	3.78%	204,647	2.88%
Total interest bearing	883,832	2.31%	824,080	1.44%
Demand	358,788		382,908
Total deposits	$1,242,620		$1,206,988

The average rate paid on interest-bearing deposits by the Company for the nine months ended September 30, 2024 was 2.31% compared to 1.44% for the nine months ended September 30, 2023. Average balances of interest bearing, money market, and time deposits increased from the same period in the prior year, totaling $19.1 million, $17.7 million, and $44.3 million, respectively, while average balances of savings and demand deposits decreased $21.3 million and $24.1 million as seen in the table above. The increase in money market and time deposits was driven in part by depositors seeking increased yields. The Company remains focused on increasing lower-cost deposits by actively targeting new noninterest-bearing deposits and savings deposits.

As of September 30, 2024 and December 31, 2023, the estimated amounts of total uninsured deposits were approximately $229.8 million and $220.3 million, respectively, or 17.9% of total deposits for both periods. The following table shows maturities of the estimated amounts of uninsured time deposits as of September 30, 2024. The estimate of uninsured deposits generally represents deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

Table 13: Maturities of Uninsured Time Deposits
As of September 30,
(dollars in thousands)	2024
Maturing in:
Within 3 months	$36,950
4 through 6 months	29,305
7 through 12 months	6,161
Greater than 12 months	12,645
$85,061

Capital Resources
Total stockholders' equity as of September 30, 2024 was $115.5 million, up 8.1% from $106.8 million on December 31, 2023. The increase was primarily related to higher net income and lower unrealized losses in the market value of securities available-for-sale, which are recorded as a component of accumulated other comprehensive loss, partially offset by cash dividend payments. The unrealized losses on securities available-for-sale were a result of increases in market interest rates since the securities were acquired, rather than credit quality issues. The Company does not expect these unrealized losses to affect the earnings or regulatory capital of the Company or its subsidiaries.

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

Index
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

The following is a summary of the Bank’s capital ratios as of September 30, 2024 and December 31, 2023. As shown below, these ratios were all well above the recommended regulatory minimum levels.

Table 14: Regulatory Capital
	2024		2023
	Regulatory		Regulatory
(dollars in thousands)	Minimums	September 30, 2024	Minimums	December 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	12.76%	4.500%	11.45%
Tier 1 Capital to Risk-Weighted Assets	6.000%	12.76%	6.000%	11.45%
Total Capital to Risk-Weighted Assets	8.000%	13.80%	8.000%	12.46%
Tier 1 Leverage to Average Assets	4.000%	9.99%	4.000%	9.46%
Risk-Weighted Assets		$1,154,807		$1,222,320

The Basel III Capital Rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above. Including the capital conservation buffer, the minimum ratios are a Common Equity Tier 1 capital risk-based ratio of 7.0 percent, a Tier 1 capital risk-based ratio of 8.5 percent, and a Total capital risk-based ratio of 10.5 percent. The Bank exceeded these ratios as of September 30, 2024 and December 31, 2023.

On July 14, 2021, the Company issued $30.0 million ($29.4 million, net of issuance costs) of 3.5 percent fixed-to-floating rate subordinated notes due 2031 (the Notes) in a private placement transaction. The Notes initially bear interest at a fixed rate of 3.5 percent for five years and convert to three-month SOFR plus 286 basis points, resetting quarterly, thereafter. The Notes were structured to qualify as Tier 2 capital of the Company for regulatory purposes (should the Company be subject to regulatory capital requirements) and are included in the Company’s Tier 2 capital as of September 30, 2024 and December 31, 2023.

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

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of September 30, 2024, the Company had $424.3 million in total FHLB borrowing availability based on loans and securities currently available for pledging and of that amount, the Company's remaining availability totaled $384.3 million. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks.

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

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity as of September 30, 2024. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

Table 15: Liquidity Sources and Uses

	September 30,
	2024
(dollars in thousands)	Total	In Use	Available
Sources:
Federal funds lines of credit	$90,000	$-	$90,000
Federal Home Loan Bank advances	424,250	(40,000)	384,250
Federal funds sold & balances at the Federal Reserve	155,960	-	155,960
Securities, available for sale and unpledged at fair value	108,457	-	108,457
Total funding sources	$778,667	$(40,000)	$738,667

Uses: (1)
Unfunded loan commitments and lending lines of credit			$78,332
Letters of credit			808
Total potential short-term funding uses			$79,140
Liquidity coverage ratio			933.4%

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

In the ordinary course of business, the Company has entered into contractual obligations and has made other commitments to make future payments. As of September 30, 2024, there have been no material changes outside the ordinary course of business as disclosed in the Company’s contractual obligations disclosed in the Company’s 2023 Form 10-K.

Off-Balance Sheet Arrangements
As of September 30, 2024, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2023 Form 10-K.

Non-GAAP Financial Measures
In reporting the results as of and for the three and nine months ended September 30, 2024, the accounting and reporting policies of the Company conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance which include financial measures presented on a tax equivalent, tangible, or adjusted basis.

Index
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

Table 16: Non-GAAP Financial Measures
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2024	2023	2024	2023
Fully Taxable Equivalent Net Interest Income
Net interest income (GAAP)	$12,310	$11,426	$35,966	$36,338
FTE adjustment	37	42	110	156
Net interest income (FTE) (non-GAAP)	$12,347	$11,468	$36,076	$36,494
Noninterest income (GAAP)	3,472	3,482	10,165	10,380
Total revenue (FTE) (non-GAAP)	$15,819	$14,950	$46,241	$46,874
Noninterest expense (GAAP)	12,394	12,881	37,421	38,196

Average earning assets	$1,371,844	$1,359,721	$1,352,295	$1,324,847
Net interest margin	3.56%	3.33%	3.54%	3.67%
Net interest margin (FTE) (non-GAAP)	3.57%	3.35%	3.55%	3.68%

Efficiency ratio	78.53%	86.40%	81.12%	81.76%
Efficiency ratio (FTE) (non-GAAP)	78.35%	86.16%	80.93%	81.49%

Tangible Book Value Per Share
Total Stockholders Equity (GAAP)	$115,457	$99,526
Less goodwill	1,650	1,650
Less core deposit intangible	154	198
Tangible Stockholders Equity (non-GAAP)	$113,653	$97,678

Shares issued and outstanding, including nonvested restricted stock	5,077,695	5,038,066

Book value per share	$22.74	$19.75
Tangible book value per share	$22.38	$19.39

Index
Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q, including without limitation, statements regarding the Company’s expense reduction initiatives, credit management initiatives, and strategic shift in mortgage lending, which use language such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” and similar expressions, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs of the Company’s management, as well as estimates and assumptions made by, and information currently available to, management, as of the time such statements are made. These statements are also subject to assumptions with respect to future business strategies and decisions that are subject to change. These statements are inherently uncertain, and there can be no assurance that the underlying beliefs, estimates, or assumptions will prove to be accurate. Actual results, performance, achievements, or trends could differ materially from historical results or those expressed or implied by such statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation statements regarding: strategic business initiatives and the future financial impact of those initiatives; expected future operations and financial performance; efficiency and expense reduction initiatives, including the estimated effects and estimated future cost savings thereof, and the estimated timing of recognizing the benefits of such initiatives; future financial and economic conditions, industry conditions, and loan demand; the Company’s strategic focuses; impacts of economic uncertainties; performance of the loan and securities portfolios; asset quality; revenue generation; deposit growth and future levels of rates paid on deposits; levels and sources of liquidity and capital resources; future levels of the allowance for credit losses, charge-offs or net recoveries; levels of or changes in interest rates and potential impacts on the Company’s NIM; changes in NIM and items affecting NIM; expected future recovery of investments in debt securities; expected impact of unrealized losses on earnings and regulatory capital of the Company or the Bank; liquidity and capital levels; cybersecurity risks; inflation; the effect of future market and industry trends; and other statements that include projections, predictions, expectations, or beliefs about future events or results, or otherwise are not statements of historical fact.

These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in or the effects of:

•
interest rates and yields, such as changes or volatility in short-term interest rates or yields on U.S. Treasury bonds and changes or volatility in U.S. Treasury bonds and changes or volatility in mortgage interest rates, and the impacts on macroeconomic conditions, customer and client behavior, the Company’s funding costs, and the Company’s loan and securities portfolios;

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
•
general economic and business conditions in the United States generally and particularly in the Company’s service area, including higher inflation, slowdowns in economic growth, unemployment levels, supply chain disruptions, and the impacts on customer and client behavior;

•
conditions within the financial markets and in the banking industry, as well as the financial condition and capital adequacy of other participants in the banking industry, and the market, supervisory and regulatory reactions thereto;

•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve, the effect of these policies on interest rates and business in our markets and any changes associated with the current administration;

•	the quality or composition of the loan or securities portfolios and changes therein;
•	effectiveness of expense control initiatives;
•	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as may be affected by inflation, changing interest rates, or other factors;
•	the Company’s liquidity and capital positions;
•	the value of securities held in the Company’s investment portfolios;
•	deposit flows;
•	the Company’s technology, efficiency, and other strategic initiatives;
•	the legislative/regulatory climate, regulatory initiatives with respect to financial institutions, products and services;
•	the Consumer Financial Protection Bureau (the “CFPB”) and the regulatory and enforcement activities of the CFPB;
•	future levels of government defense spending particularly in the Company’s service areas;
•	uncertainty over future federal spending or budget priorities, particularly in connection with the Department of Defense, on the Company’s service areas;
•	the impact of changes in the political landscape and related policy changes, including monetary, regulatory and trade policies;
•	the U.S. Government’s guarantee of repayment of student or small business loans purchased by the Company;
•	potential claims, damages and fines related to litigation or government actions;

Index
•	demand for loan products and the impact of changes in demand on loan growth;
•	changes in the volume and mix of interest-earning assets and interest-bearing liabilities;
•	the effects of management’s investment strategy and strategy to manage the NIM;
•	the level of net charge-offs on loans;
•	the performance of the Company’s dealer/indirect lending program;
•	the strength of the Company’s counterparties;
•	the Company’s ability to compete in the market for financial services and increased competition from both banks and non-banks, including fintech companies;
•	demand for financial services in the Company’s market area;
•	the Company’s ability to develop and maintain secure and reliable electronic systems;
•	any interruption or breach of security in the Company’s information systems or those of the Company’s third-party vendors or their service providers;
•	reliance on third parties for key services;
•	cyber threats, attacks, or events;
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

Market Risk Management

Effectively managing market risk is essential to achieving the Company's financial objectives. Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. The Company is generally not subject to currency exchange risk or commodity price risk. The Company's primary market risk exposure is interest rate risk; however, market risk also includes liquidity risk. Both are discussed in the following sections.

Interest Rate Risk Management

Interest rate risk and its impact on net interest income is a primary market risk exposure. The Company manages its exposure to fluctuations in interest rates through policies approved by the ALCO and Board of Directors, both of which receive and review periodic reports of the Company's interest rate risk position.

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

Index
A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at September 30, 2024 is slightly asset sensitive. Management makes no predictions on the direction or magnitude of future rates and seeks to maintain a relatively neutral interest rate risk profile to minimize the exposure to higher or lower market rates.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2024 (dollars in thousands), assuming instantaneous and parallel changes in interest rates and while maintaining a static balance sheet. Net interest income for the following twelve months is projected to decrease marginally when interest rates are shocked higher and lower from current rates.

	Change in Net Interest Income
	September 30, 2024		December 31, 2023
Change in Yield Curve	Dollars	%	Dollars	%
+300 basis points	1,100	2.25%	(4,380)	-9.15%
+200 basis points	(20)	-0.04%	(3,540)	-7.39%
+100 basis points	(450)	-0.92%	(2,110)	-4.41%
Most likely rate scenario
-100 basis points	(520)	-1.06%	(1,060)	-2.21%
-200 basis points	(1,200)	-2.45%	(1,340)	-2.80%
-300 basis points	(2,730)	-5.58%	(1,580)	-3.30%

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended September 30, 2024 (dollars in thousands):

	Change in Economic Value of Equity
	September 30, 2024		December 31, 2023
Change in Yield Curve	Dollars	%	Dollars	%
+300 basis points	32,400	13.97%	3,200	1.34%
+200 basis points	24,900	10.73%	5,500	2.31%
+100 basis points	14,400	6.21%	5,200	2.18%
Most likely rate scenario
-100 basis points	(19,300)	-8.32%	(12,100)	-5.08%
-200 basis points	(47,400)	-20.43%	(32,900)	-13.81%
-300 basis points	(87,400)	-37.67%	(66,100)	-27.74%

Index
Item 4.	Controls and Procedures.

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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s third quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company's 2023 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon vesting of restricted stock awards to satisfy tax withholding requirements. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the nine months ended September 30, 2024, the Company did not repurchase any shares related to the equity compensation plan awards.

During the nine months ended September 30, 2024, the Company did not have an effective share repurchase program that was authorized by the Company’s Board of Directors.

Index
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

10.1
Change of Control Severance Agreement, dated as of May 23, 2024, by and between The Old Point National Bank of Phoebus and Cathy W. Liles (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2024)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL, filed herewith: (i) Consolidated Balance Sheets (unaudited for September 30, 2024), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in Inline XBRL (included with Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

Date: November 12, 2024	/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	/s/Cathy W. Liles
Cathy W. Liles
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)