Form 10-K
period 2024-12-31
OLD POINT FINANCIAL CORP
filed 2025-03-31
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the Company’s most recently completed second fiscal quarter) was $51,967,903 based on the closing sales price on the NASDAQ Capital Market of $14.67.

The number of shares outstanding of the registrant’s common stock, ($5.00 par value per share) as of March 17, 2025 was 5,104,313 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated herein by reference from the Company’s definitive proxy statement or annual report on Form 10-K/A to be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year.

OLD POINT FINANCIAL CORPORATION
FORM 10-K

Index
GLOSSARY OF ACRONYMS AND DEFINED TERMS

2023 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
ACL	Allowance for Credit Losses
ACLL	Allowance for Credit Losses on Loans, a component of ACL
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
BHCA	The Bank Holding Company Act, of 1956, as amended
CET1	Common Equity Tier 1
CTO	Chief Technology Officer
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLRF CODM	Community Bank Leverage Ratio Framework Chief Operating Decision Maker
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
ISO	Information Security Officer
ISP	Information Security Policy
IT	Information Technology
NIM	Net Interest Margin
Notes	The Company’s 3.50% fixed-to-floating rate subordinated notes due 2031
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
SEC	U.S. Securities and Exchange Commission
SBA	Small Business Administration
SOFR	Secured overnight financing rate
TDR	Troubled Debt Restructuring
Wealth	Old Point Trust & Financial Services N.A.

Index
Cautionary Statement Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-K, including without limitation, statements regarding the Company’s expense reduction initiatives, credit management initiatives, and strategic shift in mortgage lending, which use language such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” and similar expressions, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs of the Company’s management, as well as estimates and assumptions made by, and information currently available to, management, as of the time such statements are made. These statements are also subject to assumptions with respect to future business strategies and decisions that are subject to change. These statements are inherently uncertain, and there can be no assurance that the underlying beliefs, estimates, or assumptions will prove to be accurate. Actual results, performance, achievements, or trends could differ materially from historical results or those expressed or implied by such statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Forward-looking statements in this Annual Report on Form 10-K may include, without limitation: statements regarding strategic business initiatives and the future financial impact of those initiatives; expected future operations and financial performance; efficiency and expense reduction initiatives, including the estimated effects and estimated future cost savings thereof, and the estimated timing of recognizing the benefits of such initiatives; future financial and economic conditions, industry conditions, and loan demand; the Company’s strategic focuses; impacts of economic uncertainties; performance of the loan and securities portfolios; asset quality; revenue generation; deposit growth and future levels of rates paid on deposits; levels and sources of liquidity and capital resources; future levels of the allowance for credit losses, charge-offs or net recoveries; levels of or changes in interest rates and potential impacts on the Company’s NIM; changes in NIM and items affecting NIM; expected future recovery of investments in debt securities; expected impact of unrealized losses on earnings and regulatory capital of the Company or the Bank; liquidity and capital levels; cybersecurity risks; inflation; the effect of future market and industry trends; and other statements that include projections, predictions, expectations, or beliefs about future events or results, or otherwise are not statements of historical fact.

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
•
the legislative/regulatory climate, regulatory initiatives with respect to financial institutions, products and services, the Consumer Financial Protection Bureau (the “CFPB”) and the regulatory and enforcement activities of the CFPB;

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

The Bank is a national banking association founded in 1922. As of the end of 2024, the Bank had 13 branch offices, serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County, and Isle of Wight County. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and commercial customers.

The Company’s primary activity is as a holding company for the common stock of the Bank and Wealth. The principal business of the Company is conducted through its subsidiaries.

Index
As of December 31, 2024, the Company had assets of $1.5 billion, gross loans of $1.0 billion, deposits of $1.3 billion, and stockholders' equity of $114.0 million.

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

At December 31, 2024, the Company employed 262, or 260 full-time equivalent, employees. We consider relations with our employees to be strong. We aim for our employees to develop their careers in our businesses. At December 31, 2024, 22% percent of our employees have been employed by the Company for at least 15 years.

Market Area and Competition

The Company’s primary market area is located in Hampton Roads, situated in the southeastern corner of Virginia and boasting the world’s largest natural deepwater harbor. The Hampton Roads Metropolitan Statistical Area (MSA) is the 37th most populous MSA in the United States according to the U.S. Census Bureau’s 2020 census and the 3rd largest deposit market in Virginia, after Richmond and the Washington Metropolitan area, according to the FDIC. Hampton Roads includes the cities of Chesapeake, Hampton, Newport News, Norfolk, Poquoson, Portsmouth, Suffolk, Virginia Beach and Williamsburg, and the counties of Isle of Wight, Gloucester, James City, Mathews, York, and Surry. The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition from national, regional, and other community financial institutions and credit unions, as well as finance companies, mortgage companies, wealth management companies, insurance companies, and fintech companies. The market area is serviced by 49 banks, savings institutions, and credit unions and, in addition, branches of virtually every major brokerage house serve the Company’s market area. The Company continues to build a stronger presence, expanding into additional markets in the last four years, which includes a commercial loan production office based in Richmond, Virginia.

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

Regulation and Supervision

General. Bank holding companies, banks and their affiliates are extensively regulated under both federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management’s decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities, including, but not limited to, the Virginia State Corporation Commission Bureau of Financial Institutions (the Virginia SCC), the FRB, the Office of the Comptroller of the Currency (the Comptroller), the FDIC, the Internal Revenue Service, federal and state taxing authorities, and the SEC.

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

As a national bank, the Bank is subject to regulation, supervision, and regular examination by the Comptroller. The prior approval of the Comptroller or other appropriate bank regulatory authority is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the constituent organizations and the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act (the CRA) and fair housing initiatives, the data security and cybersecurity infrastructure of the constituent organizations and the combined organization, and the effectiveness of the subject organizations in combating money laundering activities. The federal regulatory framework applicable to bank mergers has recently received significant attention and been the subject of numerous proposals to update or revise such framework. In September 2024, the Comptroller approved a final rule updating its regulation for business combinations involving national banks and a policy statement clarifying its review of applications under the Bank Merger Act. On March 3, 2025, the FDIC rescinded a similar policy statement, and the future effectiveness of the Comptroller’s final rule and policy statement remains unclear. Each of the Bank’s depository accounts is insured by the FDIC against loss to the depositor to the maximum extent permitted by applicable law, and federal law and regulatory policy impose a number of obligations and restrictions on the Company and the Bank to reduce potential loss exposure to depositors and to the FDIC Deposit Insurance Fund (DIF). The Bank is also subject to certain regulations promulgated by the FRB and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by federal banking law.

As a non-depository national banking association, Wealth is subject to regulation, supervision, and regular examination by the Comptroller. Wealth's exercise of fiduciary powers must comply with regulations promulgated by the Comptroller at 12 C.F.R. Part 9 and with Virginia law.

The regulations of the FRB, the Comptroller and the FDIC govern most aspects of the Company's business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, and numerous other matters. Further, the federal bank regulatory agencies have adopted guidelines and released interpretive materials that establish operational and managerial standards to promote the safe and sound operation of banks and bank holding companies.  These standards relate to the institution's key operating functions, including but not limited to capital management, internal controls, internal audit systems, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, asset growth, asset quality, earnings, executive management and its compensation, corporate governance, information systems, data security and cybersecurity, liquidity and risk management. As a consequence of the extensive regulation of commercial banking activities in the United States, the Company's business is particularly susceptible to changes in state and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

Index
As a bank holding company, the Company is subject to the BHCA and regulation and supervision by the FRB. A bank holding company is required to obtain the approval of the FRB before making certain acquisitions or engaging in certain activities. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, to managing or controlling banks, or any other activity that is closely related to banking or to managing or controlling banks. Bank holding companies and their subsidiaries are also subject to restrictions on transactions with insiders and affiliates.

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

As a Virginia bank holding company, the Company is subject to the bank holding company laws of Virginia and is subject to regulation and supervision by the Virginia SCC. Applicable Virginia bank holding company laws generally limit the activities of a bank holding company to managing or controlling banks, or any other activity that is closely related to managing or controlling banks, and applicable Virginia law requires prior notice to the Virginia SCC before a Virginia bank holding company may acquire more than 5% of the shares of, or otherwise gain control of, any entity other than a bank, bank holding company or other financial institution.

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

Proposals to change the laws, regulations and policies governing the banking industry are frequently raised at both the state and federal levels, and we expect that the current presidential administration will seek to implement a regulatory reform agenda that is significantly different than the agenda and policies of the previous administration, which we expect may significantly impact the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. On January 20, 2025, the President issued a presidential memorandum titled “Regulatory Freeze Pending Review” that directs federal agencies to (1) not propose or issue any rules until they are reviewed and approved by a department or agency head appointed by the President, (2) immediately withdraw any unpublished rules to allow for the review by a department or agency head as described above, and (3) consider postponing for 60 days from the date of the executive order the effective date for any rules that have been published in the Federal Register, or any rules that have been issued but have not taken effect, to allow for review of any questions of fact, law or policy. Subsequent to that presidential memorandum, the presidential administration has taken actions that have reduced available staffing at certain regulatory agencies, and reduced the current regulatory and enforcement activities of certain regulatory agencies, among other substantive impacts.

The Company continues to experience ongoing regulatory reform and these regulatory changes could have a significant effect on how we conduct business. The specific impacts of regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are likely to be adopted in the future. Further, a change in the manner in which laws, regulations and regulatory guidance are interpreted by regulatory agencies or courts may have a material impact on the Company’s business, operations and earnings.

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

Basel III Capital Framework. The federal bank regulatory agencies have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the Basel III Capital Rules). For purposes of these capital rules, (i) common equity tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution's allowance for credit losses.  Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Capital Rules. The Basel III Capital Rules also establish risk weightings that are applied to many classes of assets held by community banks, including, importantly, applying higher risk weightings to certain commercial real estate loans.

The Basel III Capital Rules also include a requirement that banks maintain additional capital, or a capital conservation buffer (as described below), which is designed to absorb losses during periods of economic stress. The Basel III Capital Rules and capital conservation buffer require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average adjusted assets, subject to certain adjustments and limitations.

As of December 31, 2024, the Bank met all capital adequacy requirements under the Basel III Final Rules, including the capital conservation buffer.

In July 2023, the Federal Reserve Board and the FDIC issued proposed rules to implement the final components of the Basel III agreement, often known as the “Basel III endgame.” These proposed rules contain provisions that apply to banks with $100 billion or more in total assets and that will significantly alter how those banks calculate risk-based assets. These proposed rules do not apply to holding companies or banks with less than $100 billion in assets, such as the Company and the Bank, but the final impacts of these rules cannot yet be predicted. The comment window for these proposed rules closed on January 16, 2024.

Community Bank Leverage Ratio. As required by the Economic Growth, Regulatory Relief and Consumer Protection Act (the EGRRCPA), qualifying banks with less than $10 billion in consolidated assets can elect to be subject to a 9% leverage ratio applied using less complex leverage calculations (the CBLRF).  Banks that opt into the CBLRF and maintain a leverage ratio of greater than 9% are not subject to other risk-based and leverage capital requirements and are deemed to meet Basel III Capital Rules’ well capitalized ratio requirements. As of December 31, 2024, the Bank has not elected to opt into the CBLRF.

Small Bank Holding Company. Bank holding companies with less than $3 billion in assets may rely on the Federal Reserve Board’s Small Bank Holding Company Policy Statement. In addition to meeting the asset threshold, a bank holding company must not engage in significant nonbanking activities, not conduct significant off-balance sheet activities, and not have a material amount of debt or equity securities outstanding and registered with the SEC (subject to certain exceptions). The Federal Reserve Board may, in its discretion, exclude any bank holding company from the application of the Small Bank Holding Company Policy Statement if such action is warranted for supervisory purposes.

Index
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

Limits on Dividends. The Company is a legal entity that is separate and distinct from the Bank. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. Dividends paid by the Bank are subject to regulatory limitations. As a national bank, the Bank’s board of directors may not declare, and the Bank may not pay, any dividend in an amount greater than the sum of current period net income and retained earnings. A distribution in excess of that amount is a reduction in permanent capital, and the Bank would need to follow the applicable procedures set forth in Comptroller regulations and guidance. Additionally, the Bank’s board of directors may not declare a dividend if paying that dividend would result in the Bank being undercapitalized under the Comptroller’s prompt corrective action rule. The Bank also must obtain prior approval from the Comptroller to pay a cash dividend if the dividend would exceed the sum of current period net income and retained earnings from the past two years, after deducting the following transactions during that period: (i) any dividends previously declared, (ii) extraordinary transfers required by the Comptroller, and (iii) payments made for the retirement of preferred stock. This calculation is performed on a rolling basis as described in the Comptroller’s earnings limitation regulations.

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

The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets less average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2% for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2% and 2.5%. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS composite rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits. At December 31, 2024, total base assessment rates for institutions that have been insured for at least five years with assets of less than $10 billion range from 2.5 to 32 basis points.

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

Index
Certain Transactions by Insured Banks with their Affiliates. There are statutory restrictions related to the extent bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution (i.e., banking) subsidiaries. In general, an “affiliate” of a bank includes the bank’s parent holding company and any subsidiary thereof. However, an “affiliate” does not generally include the bank’s operating subsidiaries. A bank (and its subsidiaries) may not lend money to, or engage in other covered transactions with, its non-bank affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the bank and its subsidiaries cannot exceed 10 percent of the bank’s capital stock and surplus; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the bank and its subsidiaries cannot exceed 20 percent of the bank’s capital stock and surplus. “Covered transactions” are defined to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transaction with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Certain covered transactions are also subject to collateral security requirements.

Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms, which means that the transaction must be conducted on terms and under circumstances that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving nonaffiliates or, in the absence of comparable transactions, that in good faith would be offered to or would apply to nonaffiliates. Moreover, certain amendments to the BHCA provide that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Incentive Compensation. The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets, that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees or benefits that could lead to material financial loss to the entity.  In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution.  The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution and establish minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules has closed and a final rule has not yet been published. In May 2024, the FDIC, OCC and two other federal bank regulatory agencies re-proposed the regulatory text of the 2016 proposed rules and requested comment on specific alternatives, given the passage of time since the 2016 proposed rules was issued, as well as additional supervisory experience, changes in industry practice, and other developments. The SEC and FRB did not join in such re-proposal, and on March 3, 2025, the FDIC withdrew this proposal.

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

Community Reinvestment Act. The Company is subject to the requirements of the CRA, which imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution's efforts in meeting community credit needs are assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions, and applications to open a branch or facility. At its last evaluation in 2022, the Bank received an “Outstanding” CRA rating.

On October 24, 2023, the federal banking regulatory agencies jointly issued a final rule to modernize CRA regulations consistent with the following key goals: (1) to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities; (2) to adapt to changes in the banking industry, including internet and mobile banking and the growth of non-branch delivery systems; (3) to provide greater clarity and consistency in the application of the CRA regulations, including adoption of a new metrics-based approach to evaluating bank retail lending and community development financing; and (4) to tailor CRA evaluations and data collection to bank size and type, recognizing that differences in bank size and business models may impact CRA evaluations and qualifying activities. Most of the final CRA rule’s requirements will be applicable beginning January 1, 2026, with certain requirements, including the data reporting requirements, applicable as of January 1, 2027. The Bank is evaluating the expected impact of the modernized CRA regulations, but currently does not anticipate any material impact to its business, operations, or financial condition due to the modified CRA regulations. The legality of the modernized CRA regulations is being challenged and a preliminary injunction against enforcing new rules implementing the modified CRA regulations has been granted. In addition, the updated CRA regulations may be impacted by the presidential memorandum entitled “Regulatory Freeze Pending Review” described above.

Index
Confidentiality and Required Disclosures of Customer Information. The Company is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-Leach-Bliley Act and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer's personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided, and the customer is given the opportunity to opt out of such disclosure. Certain exceptions may apply to the requirement to deliver an annual privacy notice based on how a financial institution limits sharing of nonpublic personal information and whether the institution’s disclosure practices or policies have changed in certain ways since the last privacy notice was delivered.

The Company is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering and requires financial institutions to establish anti-money laundering programs. Regulations adopted under the Bank Secrecy Act impose on financial institutions customer due diligence requirements, and the federal banking agencies expect that customer due diligence programs will be integrated within a financial institution’s broader Bank Secrecy Act and anti-money laundering compliance program. The Office of Foreign Assets Control (OFAC), which is a division of the U.S. Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds the name of an "enemy" of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, and report it to OFAC. In July 2024, the Comptroller requested comment on a proposal to update its requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed anti-money laundering and countering the financing of terrorism programs.

These laws and programs impose compliance costs and create obligations and, in some cases, reporting obligations, and compliance with these laws, regulations, and obligations may require significant resources of the Company and the Bank.

Corporate Transparency Act. On January 1, 2021, as part of the 2021 National Defense Authorization Act, Congress enacted the Corporate Transparency Act (CTA) , which required by January 1, 2022, that the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) issue regulations implementing reporting requirements for “reporting companies” (as defined in the CTA) to disclose beneficial ownership interests of certain U.S. and foreign entities. The CTA imposes additional reporting requirements on entities not previously subject to such beneficial ownership disclosure regulations and also contains exemptions for several different types of entities, including among others: (i) certain banks, bank holding companies, and credit unions; (ii) money transmitting businesses registered with FinCEN; and (iii) certain insurance companies. Reporting companies subject to the CTA will be required to provide specific information with respect to beneficial owner(s) (as defined in the CTA) as well as satisfy initial filing obligations (for newly-formed reporting companies) and submit subsequent reports when updates are required. Non-compliance with FinCEN regulations promulgated under the CTA may result in civil fines as well as criminal penalties.

On September 29, 2022, FinCEN issued the final rule (the Reporting Rule) to implement the beneficial ownership reporting requirements of the CTA, which was effective January 1, 2024, and would have required reporting of beneficial ownership for entities that were formed or first registered prior to 2024 by January 1, 2025. On February 27, 2025, FinCEN announced that by March 21, 2025, it would propose an interim final rule that extends the filing deadline for initial beneficial ownership reports beyond March 21, 2025. FinCEN also announced that it would not issue fines or penalties or take any enforcement actions until such interim final rule became effective and the new relevant due dates in such interim final rule have passed. On March 2, 2025, the Treasury Department announced that it will not enforce the CTA under the current reporting deadlines, and even after FinCEN’s forthcoming final rule takes effect, the Treasury Department will not enforce any penalties or fines against U.S. citizens or domestic reporting companies or their beneficial owners. The Treasury Department further announced that it will issue a proposed rulemaking to narrow the scope of beneficial ownership reporting to foreign reporting companies only. The Company will continue to monitor regulatory developments related to the CTA, including future FinCEN rulemakings, and will continue to assess the ultimate impact of the CTA on the Company and the Bank. We cannot currently predict the nature and timing of future developments related to the CTA.

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

The CFPB is the federal regulatory agency responsible for implementing, examining, and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services and has rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth in Lending Act and the Real Estate Settlement Procedures Act). As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve Board and to the Bank and Wealth by the Comptroller. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution's prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB, and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies and banks, could influence how the Federal Reserve Board and Comptroller apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB's consumer protection activities on the Company cannot be forecast at this time. As of December 31, 2024, the Company and the Bank are not subject to the direct supervision of the CFPB.

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

Index
Volcker Rule. The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the Volcker Rule). The EGRRCPA, and final rules adopted to implement the EGRRCPA, exempt all banks with less than $10 billion in assets (including their holding companies and affiliates) from the Volcker Rule, provided that the institution has total trading assets and liabilities of five percent or less of total assets, subject to certain limited exceptions. The Company believes that its financial condition and its operations are not significantly affected by the Volcker Rule, amendments thereto, or its implementing regulations.

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

Effect of Governmental Monetary Policies. As with other financial institutions, the earnings of the Company and the Bank are affected by general economic conditions as well as by the monetary policies of the Federal Reserve Board. Such policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments, and on levels of inflation in the United States. The Federal Reserve Board exerts a substantial influence on interest rates and credit conditions, primarily through establishing target rates for federal funds, open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting cash reserve requirements against deposits. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and rates received on loans and investment securities and paid on deposits. Fluctuations in the Federal Reserve Board’s monetary policies have had a significant impact on the operating results of commercial banks, including the Company and the Bank and are expected to continue to do so in the future.

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

In addition to the other information contained in this report, including the information contained in “Cautionary Statement Regarding Forward-Looking Statements,” investors in the Company’s securities should carefully consider the factors discussed below. An investment in the Company’s securities involves risks. The factors below, among others, could materially and adversely affect the Company’s business, financial condition, results of operations, liquidity, or capital position, or cause the Company’s results to differ materially from its historical results or the results expressed or implied in the forward-looking statements contained in this report, in which case the trading price of the Company’s common stock could decline. The risk factors discussed below highlight the risks that the Company believes are material to the Company, but do not necessarily include all risk that an investor may face.

Risk Factors Related to our Lending Activities and Economic Conditions

Weaknesses in economic or market conditions, or adverse developments in the financial services industry, could pose challenges for the Company and could adversely affect the results of operations, liquidity, and financial condition. Deterioration in, or uncertain, economic conditions could adversely affect the Company’s business which is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies, including trade policies and tariffs; and inflation, all of which are beyond the Company’s control. Prolonged periods of inflation may impact profitability by negatively impacting fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for products and services. Additionally, inflation may lead to a decrease in consumer and commercial purchasing power and an increase in default rates on loans. Any deterioration in economic conditions, in particular a prolonged economic slowdown within the Company’s geographic region or a broader disruption in the economy, possibly as a result of a pandemic or other widespread public health emergency, acts of terrorism, or outbreak of domestic or international hostilities (including the ongoing military conflicts between Russia and Ukraine and in the Middle East), or unanticipated events in the banking industry, such as high-profile bank failures in 2023, could result in the following consequences, any of which could hurt business materially; declines in real estate values and home sales and increases in the financial stress on borrowers and unemployment rates, all of which could lead to increases in loan delinquencies, problem assets and foreclosures, and a deterioration in the value of collateral for loans made by our various business segments; an increase in the level of loan losses exceeding the level the Company has provided in its allowance for loans losses, which would reduce the Company’s earnings; a decline in demand for our products and services; changes in the fair value of financial instruments held by the Company or its subsidiaries; or declines in available sources or amounts of liquidity and funding.  Events in the financial services industry, such as the high-profile bank failures in 2023, may also cause concern and uncertainty about the financial services industry generally, which may result in sudden deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on the Company’s business, financial condition, and results of operations.

Weaknesses in the commercial real estate markets could negatively affect the Company's financial performance and results of operations due to the Company's concentration in commercial real estate loans. At December 31, 2024, the Company had $564.3 million, or 55.9%, of total loans concentrated in commercial real estate, which includes, for purposes of this concentration, all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Commercial real estate loans are generally viewed as exposing the Company to a greater risk of loss than residential real estate and consumer loans. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans. Consequently, an adverse development with respect to one or a few commercial real estate loan or credit relationships could expose the Company to a significantly greater risk of loss compared to an adverse development with respect to one or a few residential real estate loans. Commercial real estate loans carry risks associated with the successful operation of a business if the properties are owner occupied. If the properties are non-owner occupied, the repayment of these loans may be dependent upon the profitability and cash flow from rent receipts. Repayment of commercial real estate loans may, to a greater extent than residential real estate loans, be subject to adverse conditions in the real estate market or economy. Weak economic or market conditions may impair a borrower's business operations, slow the execution of new leases and lead to turnover in existing leases. The combination of these factors could result in deterioration in value of some of the Company's loans. The deterioration of one or more of the Company's significant commercial real estate loans, whether caused by market conditions or other factors related to a specific borrower or property, could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from those loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's financial performance.

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

Index
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

In addition, Hampton Roads is home to one of the largest military installations in the world and one of the largest concentrations of Department of Defense personnel in the United States. Some of the Company's customers may be particularly sensitive to the level of federal government spending on the military or on defense-related products, to decreases in military personnel or to a protracted U.S. government shutdown. Federal spending is affected by numerous factors, including macroeconomic conditions, presidential administration priorities, and the ability of the federal government to enact relevant appropriations bills and other legislation. Any of these factors could result in future cuts to military or defense spending or increased uncertainty about federal spending, which could have a severe negative impact on individuals and businesses in the Company's primary service area.

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

Risk Factors Related to our Industry

The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial condition and results of operations. The Company's profitability depends in substantial part on its net interest margin, which is the difference between the rates received on loans and investments and the rates paid for deposits and other sources of funds. The net interest margin depends on many factors that are partly or completely outside of the Company's control, including competition; federal economic, monetary, and fiscal policies; market interest rates; and economic conditions. Because of the differences in the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. To combat rising inflation, the Federal Open Market Committee (FOMC) of the Federal Reserve increased the target range for the federal funds rate throughout 2022 and 2023. The Federal Reserve lowered the target range by 50 basis points in September 2024 and 25 basis points in both November and December 2024, and during January 2025, held the target federal funds rate unchanged at 4.25% to 4.50%. The inflationary outlook in the U.S. remains uncertain and the Company cannot predict the timing or magnitude of future Federal Reserve monetary policy actions.  If market rates rise or remain elevated for an extended period of time, the Company may experience more competitive pressures to increase the rates paid on deposits, which may decrease net interest income, a change in the mix of noninterest and interest-bearing accounts, reduced demand for loans or increases in the rate of default on existing loans. Conversely, if market interest rates continue to decline, or if the Federal Reserve lowers the target federal funds rate further, such lower rates could limit our interest rate spread and cause yields on loans and investments to fall, which may not be fully offset by lower rates paid on deposits and adversely affect our business forecasts. In addition, the Company could experience net interest margin compression if it is unable to maintain the current level of loans outstanding by continuing to originate new loans, or if it experiences a decrease in deposit balances, which would require the Company to seek funding from other sources at relatively higher rates of interest. It is possible that significant or unexpected changes in interest rates may take place in the future, and the Company may not be able to accurately predict the nature or magnitude of such changes or how such changes may affect business or results of operations.

The Company’s investment portfolio consists of fixed income debt securities, classified as available for sale, whose market values fluctuate with changes in interest rates. Available for sale debt securities are carried at estimated fair value with the corresponding unrealized gains and losses recognized in other comprehensive income. Gains or losses are only recognized in net income upon the sale of the security. Additionally, under ASC 326 a loss is recognized for expected credit losses on available for sale debt securities or when the Company does not expect to recover its investment in a debt security, to the extent that the carrying amount of the security exceeds its market value. Interest rates increased significantly in 2023 but remained stable in 2024. Adjusting for maturities and purchases during 2024, the fair market value of the Corporation’s portfolio reflected an immaterial change during the periods. While the Company does not intend to sell any of its securities prior to maturity, the portfolio serves as a source of liquidity and consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, changes in deposit balances, general liquidity needs and other similar factors. If the Company sells any of its securities while in an unrealized loss position or determines that there is a credit loss with respect to any of the Company’s securities, the loss or impairment charge would be recognized in net income, which could have a material adverse effect on the Company’s financial condition and results of operations. Additionally, while the regulatory capital of the Bank is currently not expected to be impacted by unrealized losses on securities, tangible common equity, a non-GAAP financial measure, is reduced for unrealized losses on securities, and regulatory capital would be reduced for any losses recognized in net income.

Index
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

Index
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

Index
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

In particular, the Company believes that its success is highly dependent upon the capabilities of its senior executive management. The Company believes that its management team, comprised of individuals who have worked in the banking industry for many years, is integral to implementing the Company's business plan. The loss of any of the Company’s senior executive management could disrupt the Company’s operations and have a material adverse effect on the Company’s ability to build on the efforts they have undertaken, and the Company may not be able to find adequate replacements. Most recently, the Company hired a new Chief Financial Officer in November 2024. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to the Company’s daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on the Company’s business, financial condition, results of operations or cash flows. The Company has entered into employment agreements with certain members of executive management, and the loss of the services of one or more of them could harm the Company's business.

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

The development and use of artificial intelligence (“AI”) presents risks and challenges that may adversely impact our business. We or our third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services or products. The developments and use of AI presents several potential risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may product output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

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

Index
These policies determine, to a significant extent, the Company's cost of funds for lending and investing, and can also affect the Company’s borrowers. Changes in these policies are beyond the Company’s controls and are difficult to predict. These policies may have an adverse effect on deposit levels, net interest margin, loan demand or the Company's business and operations.

The Company and its subsidiaries are subject to extensive regulation which could adversely affect them. The Company is subject to extensive regulation by federal, state, and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Regulations adopted by these agencies, which are generally intended to protect depositors and customers rather than to benefit stockholders, govern a comprehensive range of matters including, without limitation, ownership and control of the Company's shares, acquisition of other companies and businesses, permissible activities that the Company and its subsidiaries may engage in, maintenance of adequate capital levels and other aspects of operations. See “Regulation and Supervision” included in Item 1. Business, of this Annual Report on Form 10-K for a more detailed description of certain regulatory requirements applicable to the Company and the Bank. These regulations are costly to comply with and could limit the Company's growth by restricting certain of its activities. Failure to comply with these laws, rules and regulations could result in financial, structural, and operational penalties, including receivership. The laws, rules, and regulations applicable to the Company could change at any time. The extent and timing of any regulatory reform as well as any effect on the Company’s business and financial results, are uncertain. Regulatory changes could subject the Company to more demanding regulatory compliance requirements, which could affect the Company in unpredictable and adverse ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Legislation or regulation may also impose unexpected or unintended consequences, the impact of which is difficult to predict. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or damage to the Company's reputation, which could have a material adverse effect on the Company's business, financial condition, and results of operations. Further, the financial services industry has recently faced more aggressive enforcement of laws at federal, state and local levels, particularly in connection with practices that they deem to harm consumers or the financial system more generally.

The financial services industry may be subject to new or changing legislation, regulation and government policy, which could affect the banking industry and the broader economy. At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of the new presidential administration and both Houses of Congress having majority memberships from the same political party. It appears that the current presidential administration will seek to implement a regulatory reform agenda that is significantly different than that of the previous administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. Furthermore, the change in presidential administration has, and is expected to continue to, result in certain changes in the leadership and senior staffs of the federal banking agencies. Such changes are likely to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. In addition, changes in key personnel at the agencies that regulate such banking organizations, including the federal banking agencies, may result in differing interpretations of existing rules and guidelines and potentially different enforcement priorities. The potential impact of any changes in agency personnel, policies, priorities, regulations and interpretations on the financial services sector, including us, cannot be predicted.

The current presidential administration and Congress also may cause broader economic changes due to changes in the size, scope and operations of the federal government. These changes could have varied effects on the economy that are difficult to predict. For example, changes in trade and fiscal policy could affect broader patters of trade and economic growth. Additionally, comprehensive changes to the federal government could be materially adverse to the regional and local economies where we conduct business and to our customers, which, in turn, could be materially adverse to our business, financial condition and results of operations.

The CFPB may increase our regulatory compliance burden and could affect the consumer financial products and services that the Company offers. The CFPB significantly influences consumer financial laws, regulation and policy through rulemaking related to enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive, and abusive consumer finance products or practices, which are directly affecting the business operations of financial institutions offering consumer financial products or services, including the Company. This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive, or abusive in connection with any consumer financial transaction, financial product, or service. In particular, the CFPB’s interpretation of the Dodd-Frank Act’s prohibitions against unfair, deceptive, and abusive consumer finance products or practices may ultimately affect products or services currently offered by the Company and its subsidiaries and may affect the amount of revenue that may be derived from these products and services in the future, especially revenue from overdraft products offered by the Bank. Although the CFPB has supervisory jurisdiction over banks with $10 billion or greater in assets, rules, regulations, and policies issued by the CFPB may also apply to the Company or its subsidiaries by virtue of the adoption of such policies and practices by the Federal Reserve and the Comptroller. Further, the CFPB may include its own examiners in regulatory examinations by the Company’s primary regulators. The limitations and restrictions imposed by the CFPB may produce significant, material effects on our business, financial condition, and results of operations.

Index
Increased scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to environmental, social and governance (ESG) practices may impose additional costs on the Company or expose it to new or additional risks. As a regulated financial institution and a publicly traded company, the Company may face increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Views about ESG are diverse, dynamic, and rapidly changing, and our stakeholders, among them shareholders, customers, employees, federal and state regulatory authorities, and political entities, may have differing, and sometimes conflicting, priorities and expectations regarding ESG issues. Failure to adapt to or comply with regulatory requirements or expectations and standards from investors, customers, regulators, policymakers and other stakeholders regarding ESG-related issues, or taking action in conflict with one or another of those stakeholder’s expectations, could negatively impact the Company’s reputation and ability to attract and retain certain customers and employees, which may result in adverse effects on the trading price of our common stock and our business, operations and earnings. Government regulations could also result in new or more stringent forms of ESG oversight and expanded mandatory and voluntary reporting, diligence, and disclosure. ESG related costs, including with respect to compliance with any additional regulatory or disclosure requirements or expectations, could adversely impact our results of operations.

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

Index
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

Natural disasters, severe weather events, acts of war or terrorism, pandemics or endemics, climate change and other external events could significantly impact our business. Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war (including the military conflicts in Ukraine and in the Middle East) or terrorism, pandemics or endemics and other adverse external events could have a significant adverse impact on the business operations of the Company, third parties who perform operational services for the Company or its customers and the Company’s borrowers and customers. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue, or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Index
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

As of December 31, 2024, the Company owned and leased buildings in the normal course of business. It owns its main office, which houses its corporate headquarters and includes a branch at 101 East Queen Street, Hampton, Virginia. Additionally, the Bank owns its Wealth headquarters. As of March 17, 2025, the Bank operated 13 branches in the Hampton Roads area of Virginia.

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
Robert F. Shuford, Jr. (60)
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

Cathy W. Liles (60)
Chief Financial Officer & Senior Vice President/Finance Old Point Financial Corporation	2024
Chief Financial Officer & Senior Vice President/Finance of the Company since November 2024; previously, Chief Accounting Officer & Senior Vice President since May 2024; Senior Vice President and Chief Accounting Officer at American National Bankshares Inc. from 2016 to 2024; Chief Financial Officer for Carter Bank & Trust from 2013 to 2015; partner in the accounting firm Forvis LLP (previously named Dixon Hughes Goodman); a Certified Public Accountant

Chief Financial Officer & Executive Vice President of the Bank

Donald S. Buckless (60)
Chief Lending Officer & Senior Vice President Old Point Financial Corporation	2016
Chief Lending Officer & Senior Vice President of the Company since 2016

Chief Banking Officer of the Bank since 2024; Chief Lending Officer & Executive Vice President of the Bank since 2016; Chief Lending Officer & Senior Vice  President of the Bank from 2015 to 2016

Thomas L. Hotchkiss (69)
Chief Credit Officer & Executive Vice President Old Point National Bank	2019	Chief Credit Officer & Executive Vice President of the Bank since 2019; Chief Credit Officer of finanical institution in Maryland from February 2015 to February 2019

A. Eric Kauders, Jr. (55)
Chairman, President, and Chief Executive Officer Old Point Wealth Management	2021
Senior Vice President/Wealth of the Company since September 2021

President and Chief Executive Officer of Wealth since September 2021; Managing Director at Bank of America Private Bank from 2008 to 2021

Joseph R. Witt (64)
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

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol "OPOF". The approximate number of stockholders of record as of March 17, 2025, was 1,469. On that date, the closing price of the Company’s common stock on the NASDAQ Capital Market was $30.14. Payment of dividends is at the discretion of the Company’s Board of Directors and is subject to various regulatory restrictions. Additional information related to restrictions on funds available for dividend declaration can be found in “Note 15. Regulatory Matters” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

During the year ended December 31, 2024, the Company did not have an effective share repurchase program that was authorized by the Company’s Board of Directors.

Pursuant to the Company’s equity compensation plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon the vesting of restricted stock awards to pay certain taxes. Shares surrendered by participants of these plans are valued at current market prices pursuant to the terms of the applicable awards. No such surrenders occurred during 2024.

Index
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

The following table presents selected financial performance highlights for the years ended December 31, 2024 and 2023:

Table 1: Financial Performance Highlights

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2024	2023

Net income
Bank	$10,752	$9,300
Wealth	520	162
Parent	9,508	7,730
Eliminations	(11,272)	(9,462)
Consolidated net income	$9,508	$7,730

Earnings per share - basic and diluted	$1.88	$1.54

Return on average equity	8.60%	7.61%
Return on average assets	0.65%	0.54%

Key highlights of the year ended December 31, 2024 are as follows. Comparisons are to the prior year unless otherwise stated.

•	Total assets were $1.5 billion at December 31, 2024, increasing $4.2 million or 0.3%. Net loans held for investment were $998.7 million at December 31, 2024, decreasing $69.3 million or 6.5%.
•	Total deposits were $1.3 billion at December 31, 2024, up $24.5 million, or 2.0%.
•	Return on average equity (ROE) was at 8.6% for the year ended December 31, 2024, compared to 7.61%. Return on average assets (ROA) was at 0.65% for the year ended December 31, 2024, compared to 0.54%.
•	Book value per share and tangible book value per share (non-GAAP) at December 31, 2024 increased 5.9% and 6.1%, respectively.
•	Net income for the year ended December 31, 2024 improved $1.8 million, or 23%, to $9.5 million.
•	Net interest margin (NIM) was 3.54% for 2024, compared to 3.61% in 2023. NIM on a fully tax-equivalent basis (FTE)(non-GAAP) was 3.55% for 2024, compared to 3.62% in 2023.

Index
•
Interest income increased $5.8 million, or 8.7%, due primarily to higher levels of overnight liquidity at the Federal Reserve in 2024 than in 2023, earning the target rate of over 5% for the majority of the year.

•	Interest expense increased $5.8 million, or 31.3%, due primarily to higher interest rates on deposits.
•	Provision for credit losses of $713 thousand was recognized in 2024, compared to $2.6 million for 2023.
•	Non-performing assets increased by $512 thousand to $2.7 million or 0.19% of total assets, from $2.2 million or 0.15% of total assets as of December 31, 2023.
•
Liquidity, defined as cash and cash equivalents, unpledged securities, and available secured borrowing capacity, totaled $460.0 million, representing 31.7% of total assets, compared to $342.5 million, representing 23.7% of total assets as of December 31, 2023.

For more information about financial measures that are not calculated in accordance with GAAP, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP, please see “Non-GAAP Financial Measures” below.

Capital Management and Dividends

Total equity was $114.0 million at December 31, 2024, compared to $106.8 million at December 31, 2023. Total equity increased $7.2 million at December 31, 2024 compared to December 31, 2023 due to current year earnings and an increase in the market value of investment securities resulting in lower unrealized losses on securities available-for-sale, which are recorded as a component of accumulated other comprehensive loss, partially offset by dividends paid and the adoption of ASU 2023-02 as discussed in “Note 6. Low-Income Housing Tax Credits” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of this report on Form 10-K. The unrealized loss in market value of securities available-for-sale was a result of an increase in market interest rates since the securities were acquired, rather than credit quality issues. The Company does not expect these unrealized losses to affect the earnings or regulatory capital of the Company or its subsidiaries.

For the years ended December 31, 2024 and 2023, the Company declared dividends of $0.56 per share. The Board of Directors of the Company continually reviews the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements, and expected future earnings. The Company’s principal goals related to the maintenance of capital are to provide adequate capital to support the Company’s risk profile consistent with the Board approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to stockholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total capital for the Bank are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets. See “Table 14. Regulatory Capital” below for additional information.

At December 31, 2024, the book value per share of the Company’s common stock was $22.44, and tangible book value per share (non-GAAP) was $22.09, compared to $21.19 and $20.82, respectively, at December 31, 2023. Refer to “Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Critical Accounting Policies

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

Index
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

Net interest income was $48.2 million for the year ended December 31, 2024, an increase of $19 thousand compared to the year ended December 31, 2023. The NIM was 3.54% for the year ended December 31, 2024, as compared to 3.61% for the year ended December 31, 2023. Net interest income, on a fully tax-equivalent basis (non-GAAP), was $48.4 million in 2024 and 2023. On a fully tax-equivalent basis (non-GAAP), NIM was 3.55% in 2024 and 3.62% in 2023. Year-over-year, average investment yields were higher by 14 basis points, average loan yields increased 38 basis points, and average interest-bearing liability costs increased 53 basis points. Year-over-year NIM was impacted by 2024 having earning assets repricing to higher yields and interest-bearing liabilities at higher average rates compared to 2023. Beginning in 2022 and continuing in 2023, market interest rates increased significantly, and if asset yields continue to rise, the cost of funds is expected to continue to rise as well. The Company cannot predict the impact that future fluctuations in interest rates will have on the Company’s NIM. For more information about these FTE financial measures, please see “Non-GAAP Financial Measures” below.

Average loans, which includes both loans held for investment and loans held for sale, decreased $30.0 million to $1.0 billion for the year ended December 31, 2024, compared to 2023. The decrease in average loans outstanding in 2024 compared to 2023 was due primarily to payoffs outpacing new production in the consumer, real estate-construction, real estate-commercial, and other segments of the loan portfolio. Average securities available for sale decreased $10.4 million for 2024, compared to 2023, due primarily to maturities of certain securities. The average yield on the securities portfolio on a taxable-equivalent basis increased 14 basis points for 2024, compared to 2023, due primarily to the higher interest rate environment and the maturity of lower-yielding securities. Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the FRB, increased $66.3 million during 2024, compared to 2023, due primarily to reserving cash to fund future growth in higher yielding loans and securities. The average yield on interest-bearing deposits in other banks decreased 9 basis points for 2024, compared to 2023. The FRB interest rate on excess cash reserve balances was 4.40 percent at December 31, 2024.

Average money market, interest-bearing demand deposits, and time deposits increased $70.6 million and average savings deposits decreased $19.8 million, for the year ended 2024, respectively, compared to the same periods in 2023, due to growth in consumer and business deposits and a shift from noninterest-bearing demand deposits. Average noninterest-bearing demand deposits decreased $15.4 million for the year ended December 31, 2024, compared to December 31, 2023. The average cost of interest-bearing deposits increased 67 basis points for 2024 compared to the same 2023 period, due primarily to higher rates on deposits and a shift in composition to higher yielding deposits. Offered rates on interest-bearing deposit accounts increased in response to changes in market interest rates during 2023 and 2024. While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity and the pace with which customers move funds from other deposit products into or out of time deposit products.

Index
Average borrowings decreased $18.4 million year-over-year due primarily to the maturities and early repayment of FHLB advances in 2024. The average cost of borrowings decreased 33 basis points during 2024 compared to 2023 due primarily to the lower rates on FHLB advances in 2024 compared to 2023.

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

Index
Table 2: Average Balance Sheets, Net Interest Income and Rates

	For the years ended December 31,
	2024			2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

(dollars in thousands)
Assets
Loans*	$1,048,395	$58,733	5.60%	$1,078,303	$56,305	5.22%	$919,990	$41,440	4.50%
Investment securities:
Taxable	176,209	7,273	4.13%	179,576	7,177	4.00%	192,639	4,936	2.56%
Tax-exempt*	25,996	701	2.70%	33,053	910	2.75%	42,792	1,258	2.94%
Total investment securities	202,205	7,974	3.94%	212,629	8,087	3.80%	235,431	6,194	2.63%
Interest-bearing due from banks	105,032	5,500	5.24%	38,746	2,067	5.33%	75,111	598	0.80%
Federal funds sold	805	41	5.09%	698	34	4.87%	2,694	21	0.77%
Other investments	4,356	306	7.02%	4,610	326	7.07%	1,554	87	5.63%
Total earning assets	1,360,793	$72,554	5.33%	1,334,986	$66,819	5.01%	1,234,780	$48,340	3.91%
Allowance for credit losses	(11,932)			(11,694)			(9,958)
Other nonearning assets	105,481			105,759			99,272
Total assets	$1,454,342			$1,429,051			$1,324,094

Liabilities and Stockholders' Equity
Interest-bearing deposits:
Interest-bearing transaction accounts	$96,359	$12	0.01%	$85,939	$13	0.02%	$78,167	$10	0.01%
Money market deposit accounts	463,195	11,227	2.42%	432,758	6,766	1.56%	385,067	697	0.18%
Savings accounts	83,585	25	0.03%	103,372	31	0.03%	125,310	39	0.03%
Time deposits	250,379	9,463	3.78%	220,674	7,057	3.20%	159,889	1,403	0.88%
Total time and savings deposits	893,518	20,727	2.32%	842,743	13,867	1.65%	748,433	2,149	0.29%
Federal funds purchased, repurchase agreements and other short-term borrowings	2,145	3	0.14%	4,245	40	0.94%	6,170	69	1.12%
Federal Home Loan Bank advances	50,861	2,278	4.48%	67,248	3,339	4.97%	5,606	207	3.69%
Long term borrowings	29,729	1,181	3.97%	29,601	1,181	3.99%	29,469	1,180	4.01%
Total interest-bearing liabilities	976,253	24,189	2.48%	943,837	18,427	1.95%	789,678	3,605	0.46%
Demand deposits	359,355			374,716			422,849
Other liabilities	8,177			8,876			5,222
Stockholders' equity	110,557			101,622			105,345
Total liabilities and stockholders' equity	$1,454,342			$1,429,051			$1,323,094
Net interest margin		$48,365	3.55%		$48,392	3.62%		$44,735	3.62%

*Computed on a fully tax-equivalent (non-GAAP) basis using a 21% rate, adjusting interest income by $147 thousand, $193 thousand, and $297 thousand, respectively.

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

Index
Table 3: Volume and Rate Analysis*

	For the years ended December 31, 2024 from 2023			For the years ended December 31, 2023 from 2022
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Earning Assets
Loans*	$(1,562)	$3,990	$2,428	$7,131	$7,734	$14,865
Investment securities:
Taxable	(135)	231	96	(335)	2,576	2,241
Tax-exempt*	(194)	(15)	(209)	(286)	(62)	(348)
Total investment securities	(329)	216	(113)	(621)	2,514	1,893

Federal funds sold	5	2	7	(16)	29	13
Other investments**	3,518	(105)	3,413	(119)	1,827	1,708
Total earning assets	1,632	4,103	5,735	6,375	12,104	18,479

Interest-Bearing Liabilities
Interest-bearing transaction accounts	2	(3)	(1)	1	2	3
Money market deposit accounts	476	3,985	4,461	86	5,983	6,069
Savings accounts	(6)	-	(6)	(7)	(1)	(8)
Time deposits	950	1,456	2,406	533	5,121	5,654
Total time and savings deposits	1,422	5,438	6,860	613	11,105	11,718
Federal funds purchased, repurchase agreements and other borrowings	(20)	(17)	(37)	(22)	(7)	(29)
Federal Home Loan Bank advances	(814)	(247)	(1,061)	2,276	856	3,132
Long term borrowings	5	(5)	-	5	(4)	1
Total interest-bearing liabilities	593	5,169	5,762	2,872	11,950	14,822

Change in net interest income	$1,039	$(1,066)	$(27)	$3,503	$154	$3,657
* Computed on a fully tax-equivalent basis, non-GAAP, using a 21% rate.
** Other investments include interest-bearing balances due from banks.

The Company believes that the effects of declining market interest rates, if continued into 2025, could adversely affect NIM in the short term, as its assets typically reprice downward more quickly than its deposits and borrowings. The Company also believes any such adverse impacts could be somewhat mitigated by renewals of fixed rate loans originated during periods of lower interest rates and purchases of securities available for sale in the current higher interest rate environment. The ultimate effect of these factors on the Company’s NIM will also depend on other factors, including the Company’s ability to grow loans, to compete for deposits, and the extent of its reliance on borrowings. The Company gives no assurance as to the timing or extent of changes in market interest rates or the impact of those changes or any other factor on the Company’s ability to compete for loans and deposits or on its NIM. If market interest rates were to rise, NIM could be positively affected in the short term as the Company generally expects its assets to reprice upward more quickly than its deposits and borrowings.

Provision for Credit Losses

The provision for credit losses is a charge against earnings necessary to maintain the allowance for credit losses at a level consistent with management's evaluation of the portfolio. This expense is based on management's estimate of expected credit losses inherent in the loan portfolio. Management’s evaluation included credit quality trends, collateral values, discounted cash flow analysis, loan volumes, geographic, borrower and industry concentrations, the findings of internal credit quality assessments and results from external regulatory examinations. These factors, as well as identified individually evaluated loans, historical losses and current economic and business conditions were used in developing estimated loss factors for determining the credit loss provision on loans. Based on its analysis of the adequacy of the allowance for credit losses, management concluded that the provision was appropriate.

The provision for credit losses was $713 thousand for the year ended December 31, 2024, as compared to $2.6 million for the year ended December 31, 2023. The decline in the provision for loan losses is primarily due to the decrease in loans held for investment, the continued strong credit quality review processes, and improvement in the qualitative factors. Charged-off loans totaled $2.0 million for the year ended December 31, 2024, compared to $2.4 million for the year ended December 31, 2023. Recoveries amounted to $435 thousand in 2024 and $676 thousand in 2023. The Company’s net loans charged off to average loans were 0.15% in 2024 as compared to 0.16% in 2023.

Index
In considering current trends that may have an impact on future loan losses and therefore the ACL, management considers changes in both internal and external qualitative factors. These include (i) lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices; (ii) international, national, regional, and local economic conditions; (iii) the nature and volume of the portfolio and terms of loans; (iv) the experience, depth, and ability of lending management (v) the volume and severity of past due loans and other similar conditions; (vi) the quality of the organization's loan review system; (vii) the value of underlying collateral for collateral dependent loans; (viii) concentrations of credit and changes in the levels of such concentrations; and (ix) other external factors such as legislation or regulatory requirements.  Based on management’s assessment of these factors, on average an additional loss allocation of 0.51% was added to the loan segments at the adoption of CECL on January 1, 2023. This allocation was increased to an average additional loss allocation of 0.58% as of December 31, 2023, and decreased to 0.46% as of December 31, 2024.

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

Noninterest Income

Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2024 and the twelve months ended December 31, 2023.

Noninterest income decreased $464 thousand or 3.3% for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This decrease was driven primarily by decreases in mortgage banking income and other service charges, commissions and fees, partially offset by increases in service charges on deposit accounts. The decrease in mortgage banking income in the year ended December 31, 2024 compared to 2023 was due to declines in the volume of mortgage originations attributable to the Company’s strategic shift in mortgage lending and changes in mortgage market conditions impacting the industry as a whole. Additionally, in 2024, the Company recognized no gains or losses on sales of available-for-sale securities compared to losses of $134 thousand in 2023. During 2024, the Company recognized no gains on sales of fixed assets, compared to gains of $220 thousand in 2023.

The Company continues to focus on diversifying noninterest income through efforts to expand Wealth and insurance activities, and a continued focus on business checking and other corporate services.

Noninterest Expense

Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2024 and the twelve months ended December 31, 2023.

The Company’s noninterest expense decreased $898 thousand or 1.8%. Year-over-year decreases were primarily related to salaries and employee benefits of $381 thousand, employee professional development of $224 thousand, ATM and other losses of $504 thousand, partially offset by increases in data processing of $165 thousand, and other taxes of $123 thousand. The decrease in salaries and employee benefits was primarily driven by the noninterest expense reduction initiatives in 2024, which reduced the employee headcount by approximately 12%.

Provision for Income Taxes

Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2024 and the twelve months ended December 31, 2023.

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

The effective tax rates for the years ended December 31, 2024 and 2023 were 16.6% and 14.7%, respectively. The increase in the effective tax rate was affected by less tax-exempt interest income and a larger amount of disallowed interest expense.

Balance Sheet Review

At December 31, 2024, the Company had total assets of $1.5 billion, an increase of $4.2 million or 0.3% compared to assets as of December 31, 2023.

Net loans held for investment decreased $69.3 million or 6.5%, from $1.1 billion at December 31, 2023, to $998.7 million at December 31, 2024. This decrease was driven by payoffs outpacing new production in the consumer, real estate-construction, real estate-commercial, and other segments of the loan portfolio. Cash and cash equivalents increased $59.2 million or 73.3% from December 31, 2023 to December 31, 2024 as additional liquidity was provided by growth in deposit accounts. Securities available for sale increased $15.9 million or 7.8% over the same period due primarily to the purchases of certain securities.

Index
Total deposits of $1.3 billion as of December 31, 2024, increased $24.5 million, or 2.0%, from December 31, 2023. Noninterest-bearing deposits increased $23.0 million, or 6.9%, savings deposits increased $3.8 million, or 0.6%, and time deposits decreased $2.3 million, or 0.9%, as a result of higher rate time deposit maturities being redeployed into the other deposit categories. Increases in overnight repurchase agreements, federal funds purchased, and other short-term borrowings were offset by decreases in FHLB advances, resulting in a net decrease of $27.9 million to $44.0 million at December 31, 2024 from $71.8 million at December 31, 2023, as the Company used excess cash from deposits to retire higher interest rate borrowings at the FHLB during the year ended December 31, 2023.

Securities Portfolio

When comparing December 31, 2024 to December 31, 2023, securities available-for-sale increased $15.9 million, or 7.8%. The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. At December 31, 2024 and 2023, all securities in the Company’s investment portfolio were classified as available-for-sale.

The following table sets forth a summary of the securities portfolio in dollar amounts at fair value and as a percentage of the Company’s total securities available for sale as of the dates indicated:

Table 4: Securities Portfolio

	December 31,
(dollars in thousands)	2024		2023
U.S. Treasury securities	$3,917	2%	$3,857	2%
Obligations of U.S. Government agencies	41,291	19%	42,735	21%
Obligations of state and political subdivisions	49,635	22%	50,597	24%
Mortgage-backed securities	94,838	43%	81,307	39%
Corporate bonds and other securities	28,402	13%	23,735	12%
	218,083	99%	202,231	98%
Restricted securities:
Federal Home Loan Bank stock	$2,906	1%	$4,242	2%
Federal Reserve Bank stock	966	-	892	-
Community Bankers' Bank stock	46	-	42	-
	3,918		5,176
Total Securities	$222,001	100%	$207,407	100%

In order to utilize excess liquidity rather than holding excess cash reserves, the Company invested in U.S. government agencies and corporations, obligations of states and political subdivisions, and mortgage-backed securities. Net unrealized losses on the market value of securities available for sale were $21.7 million at December 31, 2024 and $22.2 million at December 31, 2023. The increase in market value of securities available for sale during 2024 was due primarily to purchases of securities.

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

Index
The following table summarizes the contractual maturity of the securities portfolio and their weighted average yields as of December 31, 2024:

Table 5: Maturity of Securities

(dollars in thousands)	1 year or less	1-5 years	5-10 years	Over 10 years	Total
U.S. Treasury securities	$-	$3,917	$-	$-	$3,917
Weighted average yield	-	1.70%	-	-	1.70%

Obligations of U.S. Government agencies	$983	$2,820	$1,009	$36,479	$41,291
Weighted average yield	1.16%	3.12%	3.05%	6.03%	5.64%

Obligations of state and political subdivisions	$999	$960	$23,157	$24,519	$49,635
Weighted average yield	3.43%	1.47%	2.33%	2.29%	2.31%

Mortgage-backed securities	$-	$10,919	$-	$83,919	$94,838
Weighted average yield	-	2.29%	-	3.51%	3.37%

Corporate bonds and other securities	$-	$992	$27,410	$-	$28,402
Weighted average yield	-	8.98%	4.60%	-	4.75%

Federal Home Loan Bank stock	$-	$-	$-	$2,906	$2,906
Weighted average yield	-	-	-	7.38%	7.38%

Federal Reserve Bank stock	$-	$-	$-	$966	$966
Weighted average yield	-	-	-	6.00%	6.00%

Community Bankers' Bank stock	$-	$-	$-	$46	$46
Weighted average yield	-	-	-	0.00%	0.00%
Total Securities	$1,982	$19,608	$51,576	$148,835	$222,001
Weighted average yield	2.30%	2.59%	3.55%	3.98%	3.74%

The table above is based on contractual maturities; therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average yield is calculated on a fully tax-equivalent basis using a 21% rate on a pro rata basis for each security based on its relative amortized cost.

For more information about the Company’s securities available-for-sale, including information about securities in an unrealized loss position as of December 31, 2024 and December 31, 2023, see “Note 2. Securities” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Loan Portfolio

The following table shows a breakdown of total loans by segment at December 31, 2024 and 2023:

Table 6: Loan Portfolio

	December 31,
(dollars in thousands)	2024	2023
Commercial and industrial	$53,906	$64,112
Real estate-construction	85,926	107,179
Real estate-mortgage (1)	286,771	283,853
Real estate-commercial (2)	438,885	441,716
Consumer (3)	142,138	180,155
Other	2,534	3,237
Ending Balance	$1,010,160	$1,080,252

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The real estate-commercial segment included commercial-owner occupied and commercial non-owner occupied.
(3) The consumer segment included consumer automobile loans.

Index
As of December 31, 2024, the total loan portfolio decreased by $70.1 million or 6.5% from December 31, 2023, due primarily to payoffs outpacing new production for Commercial and industrial, Real estate-construction, and Consumer loans.

The maturity distribution and rate sensitivity of the Company's loan portfolio at December 31, 2024 is presented below:

Table 7: Maturity Schedule of Loan Portfolio

	As of December 31, 2024
(dollars in thousands)	Commercial and industrial	Real estate-construction	Real estate-mortgage (1)	Real estate-commercial (2)	Consumer (3)	Other	Total
Variable Rate:
Within 1 year	$13,537	$43,585	$69,108	$68,087	$5,997	$1,769	$202,083
1 to 5 years	385	348	31,243	17,450	-	320	49,746
5 to 15 years	-	8,101	34,458	-	27	-	42,586
After 15 years	-	-	-	-	-	-	-
Fixed Rate:
Within 1 year	$1,972	$13,311	$5,429	$33,254	$955	$-	$54,921
1 to 5 years	29,951	11,862	45,918	200,470	94,661	86	382,948
5 to 15 years	8,061	8,678	34,616	114,456	33,579	359	199,749
After 15 years	-	41	65,999	5,168	6,919	-	78,127
	$53,906	$85,926	$286,771	$438,885	$142,138	$2,534	$1,010,160
(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The real estate-commercial segment included commercial-owner occupied and commercial non-owner occupied.
(3) The consumer segment includes consumer automobile loans.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, nonperforming restructured loans, other real estate owned (OREO), and repossessed assets. Refer to “Note 3. Loans and Allowance for Credit Losses on Loans” of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report Form 10-K for more information.

Nonperforming assets increased by $512 thousand or 23.5%, from $2.2 million at December 31, 2023 to $2.7 million at December 31, 2024. The 2024 total consisted of $641 thousand in loans still accruing interest but past due 90 days or more, $82 thousand in nonaccrual loans, and $2.0 million in repossessed assets. All nonaccrual loans are individually evaluated for reserves and secured by real estate at December 31, 2024. Individually evaluated loans are a component of the ACLL. When a loan changes from “90 days past due but still accruing interest” to “nonaccrual” status, the loan is normally reviewed for the need for individual reserve. If the need for individual reserve is identified, then the Company records a charge-off or a reserve based on the value of the collateral or the present value of the loan’s expected future cash flows, discounted at the loan's effective interest rate. If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the ACLL based on information available to management at the time.

The following table summarizes information concerning credit ratios and nonperforming assets as of December 31, 2024 and 2023.

The Company continued to experience low levels of NPAs in 2024, however, the economic environment could impact performance, which could increase NPAs in future periods. Refer to “Note 3. Loans and Allowance for Credit Losses on Loans” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K for more information.

Index
Table 8: Nonperforming Assets

	December 31,	December 31,
(dollars in thousands)	2024	2023
Total loans	$1,010,160	$1,080,252
Nonaccrual loans	82	188
Loans past due 90 days or more and accruing interest	641	1,780
Repossessed assets	1,972	215
Total Nonperforming Assets	$2,695	$2,183
ACLL	$11,447	$12,206
Nonaccrual loans to total loans	0.01%	0.02%
ACLL to total loans	1.13%	1.13%
ACLL to nonaccrual loans	13959.76%	6492.55%
Annualized year-to-date net charge-offs to average loans	0.15%	0.16%

As shown in the table above, as of December 31, 2024 compared to December 31, 2023, the nonaccrual loan category decreased by $106 thousand or 56.4% and the 90-days past due and still accruing interest category decreased by $1.1 million or 64.0%.

The nonaccrual loans at December 31, 2024, were related to two credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside individual allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

Management believes the Company has strong credit quality review processes in place to identify problem loans quickly. For a detailed discussion of the Company’s nonperforming assets, refer to “Note 3. Loans and Allowance for Credit Losses on Loans” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Allowance for Credit Losses

At December 31, 2024, the ACL was $11.6 million and included an ACLL of $11.4 million and a reserve for unfunded commitments of $184 thousand. The decrease in the ACLL during 2024 was due primarily to the decline in the loan portfolio. The following table summarizes the ACL at December 31, 2024 and 2023.

Table 9: Allowance for Credit Losses

	December 31,
(dollars in thousands)	2024	2023
Total ACLL	$11,447	$12,206
Total reserve for unfunded commitments	184	236
Total ACL	$11,631	$12,442

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

The ACLL represents an amount that, in management’s judgement, will be adequate to absorb expected credit losses in the loan portfolio; however, if elevated levels of risk are identified, provision for credit losses may increase in future periods. The following tables present the Company’s loan loss experience for the periods indicated:

Index
Table 10: Allowance for Credit Losses on Loans
For the year ended December 31, 2024
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial (3)	Consumer (2)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$573	$982	$2,904	$5,742	$1,827	$178	$-	$12,206
Charge-offs	(231)	-	-	-	(1,519)	(209)	-	(1,959)
Recoveries	10	-	31	11	336	47	-	435
Provision for (recovery of) credit losses	128	(168)	(61)	(260)	997	129	-	765
Ending Balance	$480	$814	$2,874	$5,493	$1,641	$145	$-	$11,447

Average loans	56,218	97,880	292,159	440,134	159,149	2,855		1,048,395
Ratio of net charge-offs to average loans	0.39%	0.00%	-0.01%	0.00%	0.74%	5.67%		0.15%

For the year ended December 31, 2023
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial (3)	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526
Day 1 impact of adoption of CECL	(11)	19	87	1,048	(365)	(137)	$-	$641
Charge-offs	(492)	-	-	-	(1,613)	(298)	-	(2,403)
Recoveries	69	-	42	-	506	59	-	676
Provision for (recovery of) credit losses	334	411	200	195	1,234	398	(6)	2,766
Ending Balance	$573	$982	$2,904	$5,742	$1,827	$178	$-	$12,206

Average loans	73,878	92,429	275,411	437,826	196,560	2,199		1,078,303
Ratio of net charge-offs to average loans	0.57%	0.00%	-0.02%	0.00%	0.56%	10.87%		0.16%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The consumer segment includes consumer automobile loans.
(3) The real estate-commercial segment included commercial-owner occupied and commercial-non-owner occupied.

The following table shows the amount of the ACLL allocated to each category and the ratio of corresponding outstanding loan balances at December 31, 2024 and 2023. Although the ACLL is allocated into these categories, the entire ACLL is available to cover credit losses in any category.

Table 11: Allocation of the Allowance for Credit Losses on Loans

	December 31,
	2024		2023
(dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial	$480	5.34%	$573	5.93%
Real estate-construction	814	8.51%	982	9.92%
Real estate-mortgage (1)	2,874	28.39%	2,904	26.28%
Real estate-commercial (3)	5,493	43.45%	5,742	40.89%
Consumer (2)	1,641	14.07%	1,827	16.68%
Other	145	0.24%	178	0.30%
Ending Balance	$11,447	100.00%	$12,206	100.00%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The consumer segment included consumer automobile loans.
(3) The real estate-commercial segment included commercial-owner occupied and commercial-non-owner occupied.

Index
The Company’s real estate-commercial portfolio consists of loans secured by a mortgage lien on real property and, if owner occupied, carries risks associated with the successful operation of a business or, if non-owner occupied, carries risks associated with the profitability and cash flow from rent receipts. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy or, if non-owner occupied, a downturn in occupancy rates or market rental rates in the market where the property is located. Included in the Company’s real estate-commercial loan segment are loans secured by office buildings, which had an aggregate principal balance of $53.2 million at December 31, 2024 (the “Office Portfolio”). Due to the evolving office space market conditions, we have additional monitoring processes for the Office Portfolio, which can include periodic credit risk assessments of borrowers, guarantors, and significant lessees, as well as periodic reviews of the local office rental markets. Based on analyses of the Office Portfolio, as of December 31, 2024, the Company has identified two loans secured by office buildings with respect to which the Company has begun enhanced credit administration efforts to support the Company’s objective of maintaining a portfolio of quality credits and quickly identifying potential weaknesses as discussed further below.

As previously reported, the Company has begun enhanced credit administration efforts related to two loans secured by office buildings in order to support the Company’s objective of maintaining a portfolio of quality credits and quickly identifying potential weaknesses, These credits were classified as Pass at December 31, 2023, and the Company classified them as OAEM at December 31, 2024. Each office building securing each such loan is now administered by a court appointed receivership. The receivers have control over all respective rental income and have made debt service payments for each loan for three consecutive months. The Company believes the net cash flow from each office building is adequate to repay each loan secured by that collateral. As a result of the credit administration efforts of the Company with respect to these two loans, the total principal balance of loans 30-59 days past due and still accruing interest reduced to $4.8 million at December 31, 2024 from $6.1 million at December 31, 2023.  For further discussion, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations “Table 6: Loan Portfolio”.

Deposits

The Company’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Company’s deposits are principally provided by individuals and businesses located within the communities served.

The following table shows the average balances and average rates paid on deposits for the periods presented.

Table 12: Deposits

	Years ended December 31,
	2024		2023
	Average Balance	Average Rate	Average Balance	Average Rate
(Dollars in thousands)
Interest-bearing transaction	$96,359	0.01%	$85,939	0.02%
Money market	463,195	2.42%	432,758	1.56%
Savings	83,585	0.03%	103,372	0.03%
Time deposits	250,379	3.78%	220,674	3.20%
Total interest bearing	893,518	2.32%	842,743	1.65%
Demand	359,355		374,716
Total deposits	$1,252,873		$1,217,459

The Company’s average total deposits were $1.3 billion for the year ended December 31, 2024, an increase of $35.4 million or 2.9% from average total deposits for the year ended December 31, 2023. Average balances of interest-bearing, money market and time deposits increased from the prior year, totaling $10.4 million, $30.4 million, and $29.7 million, respectively, while average balances of savings and demand deposits decreased $19.8 million and $15.4 million as seen in the table above. This increase in money market and time deposits was driven in part by depositors seeking increased yields.

The average rate paid on interest-bearing deposits by the Company in 2024 was 2.32% compared to 1.65% in 2023. The Company remains focused on increasing lower-cost deposits by actively targeting new noninterest-bearing deposits and savings deposits.

As of December 31, 2024 and 2023, the estimated amounts of total uninsured deposits were approximately $229.8 million and $220.3 million, respectively, or 18.3% and 18.1% of total deposits, respectively.  The following table shows maturities of the estimated amounts of uninsured time deposits at December 31, 2024 and 2023.  The estimate of uninsured deposits generally represents deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

Index
Table 13: Maturities of Uninsured Time Deposits

	As of December 31,
(dollars in thousands)	2024	2023
Maturing in:
Within 3 months	$42,772	$35,496
4 through 6 months	533	11,839
7 through 12 months	30,143	17,878
Greater than 12 months	11,179	8,700
	$84,627	$73,913

Capital Resources

Total stockholders' equity as of December 31, 2024, was $114.0 million, up 6.7% from $106.8 million on December 31, 2023. The increase was primarily related to current year earnings and an increase in the market value of investment securities resulting in lower unrealized losses in securities available-for-sale, which are recorded as a component of accumulated other comprehensive loss, partially offset by dividends paid and the adoption of ASU 2023-02 as discussed in “Note 6. Low-Income Housing Tax Credits” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of this report on Form 10-K. During 2024 and 2023, the Company declared common stock dividends of $0.56 per share.

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

The following is a summary of the Bank’s capital ratios as of December 31, 2024 and 2023. As shown below, these ratios were all well above the recommended regulatory minimum levels.

Index
Table 14: Regulatory Capital

	2024 Regulatory Minimums	December 31, 2024	2023 Regulatory Minimums	December 31, 2023

(dollars in thousands)
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	12.97%	4.500%	11.45%
Tier 1 Capital to Risk-Weighted Assets	6.000%	12.97%	6.000%	11.45%
Total Capital to Risk-Weighted Assets	8.000%	13.98%	8.000%	12.46%
Tier 1 Leverage to Average Assets	4.000%	10.06%	4.000%	9.46%
Risk-Weighted Assets		$1,149,515		$1,222,320

The Basel III Capital Rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above. Including the capital conservation buffer, the minimum ratios are a Common Equity Tier 1 capital risk-based ratio of 7.0 percent, a Tier 1 capital risk-based ratio of 8.5 percent, and a Total capital risk-based ratio of 10.5 percent. The Bank exceeded these ratios as of December 31, 2024 and December 31, 2023.

On July 14, 2021, the Company issued $30.0 million ($29.4 million, net of issuance costs) of 3.5 percent fixed-to-floating rate subordinated notes due 2031 (the Notes) in a private placement transaction. The Notes initially bear interest at a fixed rate of 3.5 percent for five years and convert to three-month SOFR plus 286 basis points, resetting quarterly, thereafter. The Notes were structured to qualify as Tier 2 capital of the Company for regulatory purposes (should the Company be subject to regulatory capital requirements) and are included in the Company’s Tier 2 capital as of December 31, 2024 and 2023.

Year-end book value per share was $22.44 in 2024 and $21.19 in 2023. The common stock of the Company has not been extensively traded. The stock is quoted on the NASDAQ Capital Market under the symbol “OPOF.” There were 1,469 stockholders of record of the Company as of March 17, 2025. This stockholder count does not include stockholders who hold their stock in a nominee registration.

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

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of December 31, 2024, the Company had $431.6 million in total FHLB borrowing availability, based on loans and securities currently available for pledging and of that amount, the Company’s remaining availability totaled $391.6 million. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. As of year-end 2024 and 2023, the Company also had $115.0 and $90.0 million available in federal funds lines of credit with correspondent banks to address any short-term borrowing needs, respectively. In addition, the Company also had an outstanding line of credit amount of $3.3 million as of December 31, 2024, to repurchase subordinated notes in future periods. The remaining availability of the line as of year-end was $1.1 million.

Based on the Company’s management of liquid assets, the availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs. The Bank also participates in the IntraFi Cash Sweep, a product which provides the Bank the capability of providing additional deposit insurance to customers through three types of account arrangements. The Company experienced a change in liquidity mix in 2024 as excess cash was used to retire higher interest FHLB borrowings. Notwithstanding the foregoing, the Company’s ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in the Company’s markets. The Company is closely monitoring changes in the industry and market conditions that may affect the Company’s liquidity, including the potential impacts on the Company’s liquidity of declines in the fair value of the Company’s securities portfolio as a result of rising market interest rates and developments in the financial services industry that may change the availability of traditional sources of liquidity or market expectations with respect to available sources and amounts of additional liquidity. Depending on its liquidity levels, its capital position, conditions in the capital markets and other factors, the Company may from time to time consider the issuance of debt, equity, other securities or other possible capital markets transactions, the proceeds of which could provide additional liquidity for the Company’s operations.

Index
The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2024 and December 31, 2023. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

Table 15: Liquidity Sources and Uses

	December 31, 2024			December 31, 2023

(dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$115,000	$-	$115,000	$90,000	$-	$90,000
Federal Home Loan Bank advances	431,580	40,000	391,580	431,580	69,450	362,130
Federal funds sold & balances at the Federal Reserve	122,792	-	122,792	63,715	-	63,715
Short-term borrowings	3,250	2,005	1,245	-	-	-
Securities, available for sale and unpledged at fair value	136,329	-	136,329	120,719	-	120,719
Total funding sources			$766,946			$636,564

Uses: (1)
Unfunded loan commitments and lending lines of credit			84,692			89,807
Letters of credit			829			226
Total potential short-term funding uses			85,521			90,033
Liquidity coverage ratio			896.8%			707.0%
(1) Represents partial draw levels based on loan segment.

The fair value of unpledged available-for-sale securities increased from December 31, 2023 to December 31, 2024 primarily due to changes in market values in the securities portfolio and purchases of certain securities.

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

The Company’s operating activities provided $14.6 million of cash during the year ended December 31, 2024, compared to $11.0 million provided during 2023. The increase in cash provided by operating activities is primarily driven by higher net income in 2024. The Company’s investing activities provided $49.8 million of cash during 2024, compared to $32.3 million of cash used during 2023. The increase in cash provided in investing activities is primarily driven by less loans originated and purchased in 2024. The Company’s financing activities used $6.1 million of cash during 2024 compared to $81.1 million of cash provided during 2023. The decrease in cash provided by financing activities is primarily driven by a decrease in FHLB borrowing advances and a decrease in customer deposits in 2024.

In the ordinary course of business, the Company has entered into contractual obligations and has made other commitments to make future payments. For further information concerning the Company’s expected timing of such payments as of December 31, 2024, refer to “Note 5. Leases,” “Note 8. Borrowings,” and “Note 13. Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this report on Form 10-K.

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contract prior to funding. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The total amount of unused loan commitments at the Bank was $187.1 million at December 31, 2024, and $213.7 million at December 31, 2023.

Index
Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The total contract amount of standby letters of credit was $2.8 million at December 31, 2024 and $802 thousand at December 31, 2023.

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

Non-GAAP Financial Measures

In reporting the results as of and for the year ended December 31, 2024, the accounting and reporting policies of the Company conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance which include financial measures presented on a tax-equivalent, tangible or adjusted basis. Management believes that these non-GAAP measures provide meaningful information about operating performance by enhancing comparability with other financial periods, other financial institutions, and between different sources of interest income. The non-GAAP measures used by management enhance comparability by excluding the effects of items or events that may obscure trends in the Company’s underlying performance. These non-GAAP financial measures should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is presented below.

Table 16: Non-GAAP Financial Measures

	Years Ended December 31,
(dollar in thousands, except share and per share data)	2024	2023
Fully Taxable Equivalent (FTE) Net Interest Income
Net interest income (GAAP)	$48,218	$48,199
FTE adjustment	147	193
Net interest income (FTE) (non-GAAP)	$48,365	$48,392
Noninterest income (GAAP)	13,409	13,873
Total revenue (FTE) (non-GAAP)	$61,774	$62,265
Noninterest expense (GAAP)	49,509	50,407

Average earning assets	$1,360,793	$1,334,986
Net interest margin	3.54%	3.61%
Net interest margin (FTE) (non-GAAP)	3.55%	3.62%

Efficiency ratio	80.34%	81.21%
Efficiency ratio (FTE) (non-GAAP)	80.15%	80.96%

Tangible Book Value Per Share
Total Stockholders Equity (GAAP)	$113,970	$106,778
Less goodwill	1,650	1,650
Less core deposit intangible	143	187
Tangible Stockholders Equity (non-GAAP)	$112,177	$104,941

Shares issued and outstanding, including nonvested restricted stock	5,078,318	5,040,095

Book value per share	$22.44	$21.19
Tangible book value per share	$22.09	$20.82

Index
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at December 31, 2024 is slightly asset sensitive for the 300 bps upward scenario, and slightly liability sensitive for the other scenarios. Management makes no predictions on the direction or magnitude of future rates and seeks to maintain a relatively neutral interest rate risk profile to minimize the exposure to higher or lower market rates.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of December 31, 2024 (dollars in thousands), assuming instantaneous and parallel changes in interest rates and while maintaining a static balance sheet. Net interest income for the following twelve months is projected to decrease marginally when interest rates are shocked higher and lower from current rates.

	Change in Net Interest Income
	December 31, 2024		December 31, 2023
Change in Yield Curve	Dollars	%	Dollars	%
+300 basis points	930	1.80%	(4,380)	-9.15%
+200 basis points	(40)	-0.08%	(3,540)	-7.39%
+100 basis points	(430)	-0.83%	(2,110)	-4.41%
Most likely rate scenario
-100 basis points	(390)	-0.75%	(1,060)	-2.21%
-200 basis points	(1,520)	-2.94%	(1,340)	-2.80%
-300 basis points	(3,570)	-6.90%	(1,580)	-3.30%

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

Index
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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at December 31, 2024 and 2023 (dollars in thousands):

	Change in Economic Value of Equity
	December 31, 2024		December 31, 2023
Change in Yield Curve	Dollars	%	Dollars	%
+300 basis points	24,600	9.97%	3,200	1.34%
+200 basis points	19,300	7.82%	5,500	2.31%
+100 basis points	11,500	4.66%	5,200	2.18%
Most likely rate scenario
-100 basis points	(15,400)	-6.24%	(12,100)	-5.08%
-200 basis points	(38,400)	-15.56%	(32,900)	-13.81%
-300 basis points	(72,400)	-29.34%	(66,100)	-27.74%

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Old Point Financial Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter
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

Allowance for Credit Losses – Loans Collectively Evaluated for Losses
As described in Note 1 – Description of Business and Summary of Significant Accounting Policies and Note 3 – Loans and Allowance for Credit Losses on Loans to the consolidated financial statements, the allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans made up substantially all of the total recorded ACLL of $11.4 million as of December 31, 2024. The collectively evaluated ACLL consists of quantitative and qualitative components.

Index
The quantitative component of the ACLL consists of loss estimates derived from both a discounted cash flow (“DCF”) model and a weighted average remaining maturity (“WARM”) model using external observations of historical loan losses adjusted for estimated attrition and forecasts of future conditions over a reasonable and supportable period. These estimates consider large amounts of data in tabulating loss and attrition rates and require complex calculations as well as management judgment in the selection of appropriate inputs.

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

The primary audit procedures we performed to address this critical audit matter included:

•	Obtaining an understanding of the Company’s processes for determining its ACLL on collectively evaluated loans, including the underlying methodology and significant inputs to the calculation.
•	Substantively testing management’s process for measuring the collectively evaluated ACLL, including:
•
Evaluating conceptual soundness, assumptions, and key data inputs of the Company’s DCF and  WARM methodologies, including the identification of loan pools, the calculation of loss rate inputs, and the calculation of prepayment/attrition rate inputs for each pool.

•	Evaluating the methodology and testing the accuracy of incorporating reasonable and supportable forecasts in the collectively evaluated ACLL estimate.
•	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
•	Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.
•	Testing the accuracy of the ACLL for collectively evaluated loans including both the quantitative and qualitative components of the calculation.
/s/ Yount, Hyde & Barbour, P.C.
We have served as the Company’s auditor since 2004.

Richmond, Virginia
March 31, 2025

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(dollars in thousands, except share data)	2024	2023
Assets

Cash and due from banks	$17,098	$16,778
Interest-bearing due from banks	122,238	63,539
Federal funds sold	708	489
Cash and cash equivalents	140,044	80,806
Securities available-for-sale, at fair value	218,083	202,231
Restricted securities, at cost	3,918	5,176
Loans held for sale	-	470
Loans, net	998,713	1,068,046
Premises and equipment, net	29,198	29,913
Premises and equipment, held for sale	344	344
Bank-owned life insurance	36,182	35,088
Goodwill	1,650	1,650
Core deposit intangible, net	143	187
Repossessed assets	1,972	215
Other assets	20,323	22,256
Total assets	$1,450,570	$1,446,382

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$355,041	$331,992
Savings deposits	659,445	655,694
Time deposits	240,428	242,711
Total deposits	1,254,914	1,230,397
Federal funds purchased, overnight repurchase agreements and other short-term borrowings	3,967	2,383
Federal Home Loan Bank advances	40,000	69,450
Subordinated notes, net	29,799	29,668
Accrued expenses and other liabilities	7,920	7,706
Total liabilities	1,336,600	1,339,604

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,078,318 and 5,040,095 shares outstanding (includes 65,920 and 53,660 of nonvested restricted stock, respectively)	25,062	24,932
Additional paid-in capital	17,548	17,099
Retained earnings	88,492	82,277
Accumulated other comprehensive loss, net	(17,132)	(17,530)
Total stockholders’ equity	113,970	106,778
Total liabilities and stockholders’ equity	$1,450,570	$1,446,382

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended
	December 31,
(in thousands, except share and per share data)	2024	2023
Interest and dividend income:
Loans, including fees	$58,733	$56,303
Due from banks	5,500	2,067
Federal funds sold	41	34
Securities:
Taxable	7,273	7,177
Tax-exempt	554	719
Dividends and interest on all other securities	306	326
Total interest and dividend income	72,407	66,626

Interest expense:
Checking and savings deposits	11,264	6,810
Time deposits	9,463	7,057
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	3	40
Federal Home Loan Bank advances	2,278	3,339
Long-term borrowings	1,181	1,181
Total interest expense	24,189	18,427
Net interest income	48,218	48,199
Provision for credit losses	713	2,601
Net interest income after provision for credit losses	47,505	45,598

Noninterest income:
Fiduciary and asset management fees	4,659	4,632
Service charges on deposit accounts	3,251	3,077
Other service charges, commissions and fees	4,007	4,143
Bank-owned life insurance income	1,094	1,038
Mortgage banking income	16	433
Loss on sale of available-for-sale securities, net	-	(134)
Loss on sale of repossessed assets	(126)	(69)
Gain on sale of fixed assets	-	220
Other operating income	508	533
Total noninterest income	13,409	13,873

Noninterest expense:
Salaries and employee benefits	30,048	30,429
Occupancy and equipment	4,827	4,889
Data processing	5,175	5,010
Customer development	473	548
Professional services	2,806	2,664
Employee professional development	778	1,002
Other taxes	1,073	950
ATM and other losses	278	782
FDIC assessment expense	881	839
Other operating expenses	3,170	3,294
Total noninterest expense	49,509	50,407
Income before income taxes	11,405	9,064
Income tax expense	1,897	1,334
Net income	$9,508	$7,730

Basic Earnings per Share:
Weighted average shares outstanding	5,064,853	5,025,006
Net income per share of common stock	$1.88	$1.54

Diluted Earnings per Share:
Weighted average shares outstanding	5,064,902	5,025,139
Net income per share of common stock	$1.88	$1.54

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended
	December 31,
(dollars in thousands)	2024	2023

Net income	$9,508	$7,730
Other comprehensive income, net of tax
Net unrealized gain on available-for-sale securities	398	3,131
Reclassification for loss included in net income	-	106
Other comprehensive income, net of tax	398	3,237
Comprehensive income	$9,906	$10,967

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2022	4,952,094	$24,761	$16,593	$78,147	$(20,767)	$98,734
Net income	-	-	-	7,730	-	7,730
Other comprehensive income, net of tax	-	-	-	-	3,237	3,237
Impact of adoption of new accounting pronouncement	-	-	-	(783)	-	(783)
Employee Stock Purchase Plan share issuance	7,425	37	94	-	-	131
Restricted stock vested	26,916	134	(134)	-	-	-
Share-based compensation expense	-	-	546	-	-	546
Cash dividends ($0.56 per share)	-	-	-	(2,817)	-	(2,817)
Balance at December 31, 2023	4,986,435	$24,932	$17,099	$82,277	$(17,530)	$106,778
Net income	-	-	-	9,508	-	9,508
Other comprehensive income, net of tax	-	-	-	-	398	398
Impact of adoption of new accounting pronouncement	-	-	-	(455)	-	(455)
Employee Stock Purchase Plan share issuance	6,851	34	83	-	-	117
Restricted stock vested	19,112	96	(96)	-	-	-
Share-based compensation expense	-	-	462	-	-	462
Cash dividends ($0.56 per share)	-	-	-	(2,838)	-	(2,838)
Balance at December 31, 2024	5,012,398	$25,062	$17,548	$88,492	$(17,132)	$113,970

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2024	2023
Operating activities:
Net income	$9,508	$7,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,126	2,148
Amortization of right of use lease assets	408	430
Accretion related to acquisition, net	44	44
Amortization of subordinated debt issuance costs	131	130
Provision for credit losses	713	2,601
Loss on sale of securities, net	-	134
Net amortization of securities	519	710
Decrease (increase) in loans held for sale, net	470	(49)
Net gain on disposal of premises and equipment	-	(220)
Net loss on write-down/sale of repossessed assets	126	69
Income from bank owned life insurance	(1,094)	(1,038)
Stock compensation expense	462	546
Deferred tax benefit	(145)	(88)
Increase (decrease) in other assets	1,109	(1,093)
Increase (decrease) in accrued expenses and other liabilities	267	(1,058)
Net cash provided by operating activities	14,644	10,996

Investing activities:
Purchases of available-for-sale securities	(34,648)	(11,734)
Proceeds from redemption (purchases) of restricted securities, net	1,258	(681)
Proceeds from maturities and calls of available-for-sale securities	1,570	890
Proceeds from sales of available-for-sale securities	-	19,821
Paydowns on available-for-sale securities	17,211	14,687
Net (increase) decrease in loans held for investment	66,684	(55,109)
Purchases of premises and equipment	(1,411)	(1,053)
Proceeds from sale of premises and equipment	-	863
Net cash provided by (used in) investing activities	50,664	(32,316)

Financing activities:
Increase (decrease) in noninterest-bearing deposits	23,049	(86,590)
Increase in savings deposits	3,751	71,167
(Decrease) increase in time deposits	(2,283)	89,801
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings, net	1,584	(13,982)
Increase in Federal Home Loan Bank advances	104,336	457,300
Repayment of Federal Home Loan Bank advances	(133,786)	(433,950)
Proceeds from Employee Stock Purchase Plan issuance	117	131
Cash dividends paid on common stock	(2,838)	(2,817)
Net cash (used in) provided by financing activities	(6,070)	81,060

Net increase in cash and cash equivalents	59,238	59,740
Cash and cash equivalents at beginning of period	80,806	21,066
Cash and cash equivalents at end of period	$140,044	$80,806

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$23,945	$17,159
Income tax	$1,050	$2,100

Supplemental schedule of noncash transactions
Unrealized gain on securities available-for-sale	$504	$4,098
Loans transferred to repossessed assets	$1,883	$215
Impact of adoption of new accounting pronouncements	$455	$991

See accompanying notes to consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

The Company

Headquartered in Hampton, Virginia, Old Point Financial Corporation (NASDAQ: OPOF) (the Company) is a holding company that conducts substantially all of its operations through two wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services, N.A. (Wealth). The Bank serves individual and commercial customers, the majority of which are in the Hampton Roads region of Virginia. As of December 31, 2024, the Bank had 13 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Wealth offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

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

In certain instances, amounts reported in the 2023 consolidated financial statements have been reclassified to conform to the current financial statement presentation.  None of these reclassifications are considered material and did not effect on previously reported stockholders’ equity or net income.

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

At December 31, 2024 and 2023, there were $564.3 million and $578.1 million, or 55.9% and 53.5%, respectively, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Refer to “Note 3. Loans and Allowance for Credit Losses on Loans” for further detail.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and balances due from banks and federal funds sold, all of which mature within 90 days. The Bank is typically required to maintain cash reserve balances on hand or with the FRB. At December 31, 2024, there was no minimum reserve requirement as a result of a rule adopted by the FRB in March 2020 eliminating the reserve requirement.

Interest-Bearing Deposits in Banks

Interest-bearing deposits in banks mature within one year and are carried at cost.

Index
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

Adoption of New Accounting Standards

On December 31, 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” issued by the FASB in November 2023. The amendments in this ASU update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, inclusion of all annual disclosures in interim periods and disclosure of the title and position of the chief operating decision maker. See Note 16, “Segment Reporting” for further information.

On January 1, 2024, the Company adopted ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” issued by the FASB in March 2023. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The adoption of ASU 2023-02 resulted in an adjustment of $455 thousand, which reduced the investment balance and stockholders’ equity.

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

Index
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

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ACLL, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $3.2 million on loans held for investment as of December 31, 2024, and is included in “Other Assets” on the Company’s Consolidated Balance Sheet.

Index
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

Changes in the ACL are recorded as a provision for (recovery of) credit losses. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding interest or requirement to sell is met. Accrued interest receivable on available-for-sale securities is excluded from the estimate of credit losses.

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

Repossessed Assets

Repossessed assets primarily consist of vehicles repossessed by the Company due to borrowers’ payment defaults.  The repossession process is generally initiated after a loan becomes more than 60 days delinquent.  Most customers have an opportunity to redeem their repossessed vehicles by paying all outstanding balances, including finance charges and fees.  Vehicles that are not redeemed within a prescribed waiting period following repossession are then reclassified from loans to repossessed assets and recorded initially at fair value less estimated costs to sell.  The difference between the carrying amount of each loan and the fair value of the vehicle (i.e., the deficiency) is charged against the allowance for credit losses.  The waiting period is determined as the length of time after repossession that the Company is prohibited to sell the vehicle under the laws of the state where the vehicle was repossessed. Accounts still in process of collection or for which the Company does not have the legal right to sell continue to be classified as loans until such legal authority is obtained.  At December 31, 2024, repossessed assets at fair value less estimated costs to sell totaled $2.0 million, compared to $215 thousand at December 31, 2023.

Repossession expense includes the costs to repossess and sell vehicles.  These costs include transportation, storage, rekeying, condition reports, legal fees, fees paid to repossession agents and auction fees. These costs are included in noninterest expenses.

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

Index
Bank-Owned Life Insurance

The Company owns insurance on the lives of a certain group of key employees. The cash surrender value of these policies is included as an asset on the Consolidated Balance Sheets, and the increase in cash surrender value is recorded as noninterest income on the Consolidated Statements of Income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit payment. Any excess in the amount received over the recorded cash surrender value would be recorded as other non-interest income on the Consolidated Statements of Income.

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

Index
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

The Company recognizes interest and penalties on income taxes as a component of income tax expense. No uncertain tax positions were recorded in the years ended December 31, 2024 and 2023.

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

Advertising Expenses

Advertising expenses are expensed as incurred. Advertising expense for the years ended December 31, 2024 and 2023 was $187 thousand and $226 thousand, respectively.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of tax. Other comprehensive income (loss), net of tax includes unrealized gains and losses on securities available-for-sale which is also recognized a separate component of equity.

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

Recent Significant Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material effect on its consolidated financial statements.

Index
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material effect on its consolidated financial statements.

Other accounting standards that have been adopted by the Company or issued by the FASB or other standards-setting bodies have not or are not currently expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2. Securities

Securities had no associated ACL as of December 31, 2024.

The amortized cost and fair value, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated were as follows:

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$4,037	$-	$(120)	$3,917
Obligations of U.S. Government agencies	41,388	245	(342)	41,291
Obligations of state and political subdivisions	57,710	-	(8,075)	49,635
Mortgage-backed securities	105,492	2	(10,656)	94,838
Corporate bonds and other securities	31,142	22	(2,762)	28,402
	$239,769	$269	$(21,955)	$218,083

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$4,068	$-	$(211)	$3,857
Obligations of U.S. Government agencies	43,233	167	(665)	42,735
Obligations of state and political subdivisions	58,292	13	(7,708)	50,597
Mortgage-backed securities	91,328	84	(10,105)	81,307
Corporate bonds and other securities	27,500	-	(3,765)	23,735
	$224,421	$264	$(22,454)	$202,231

Securities with a fair value of $81.8 million and $81.5 million at December 31, 2024 and 2023, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law.

At December 31, 2024, the Company held no securities of any single issuer (excluding U.S. Government agencies) with a book value that exceeded 10 percent of stockholders’ equity.

Index
The amortized cost and fair value of securities at December 31, 2024 and 2023, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2024
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$2,008	$1,982
Due after one year through five years	20,931	19,608
Due after five through ten years	58,428	51,576
Due after ten years	158,402	144,917
	$239,769	$218,083

	December 31, 2023
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$1,570	$1,541
Due after one year through five years	12,962	12,178
Due after five through ten years	63,248	54,806
Due after ten years	146,641	133,706
	$224,421	$202,231

The following table shows realized gains and losses on the sale of investment securities during the years ended December 31, 2024 and 2023, respectively.

	Years Ended
	December 31, 2024
(dollars in thousands)	2024	2023
Realized gains on sales of securities	$-	$1,061
Realized losses on sales of securities	-	(1,195)
Net realized loss	$-	$(134)

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an ACL has not been recorded as of December 31, 2024 and 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value	Securities
U.S. Treasury securities	$-	$-	$120	$3,917	$120	$3,917	1
Obligations of U.S. Government agencies	69	11,147	273	13,155	342	24,302	32
Obligations of state and political subdivisions	14	975	8,062	48,660	8,076	49,635	43
Mortgage-backed securities	621	24,568	10,035	69,827	10,656	94,395	46
Corporate bonds and other securities	209	2,934	2,553	23,947	2,762	26,881	26
Total securities available-for-sale	$913	$39,624	$21,043	$159,506	$21,956	$199,130	148

There were 148 debt securities totaling $199.1 million of aggregate fair value below amortized cost basis at December 31, 2024. The Company concluded that a credit loss did not exist in its securities portfolio at December 31, 2024, and no impairment loss has been recognized based primarily on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s state and political subdivision securities are rated AA or better and the Company receives a surveillance report that is reviewed quarterly for indications of credit concern. The Company’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.  The Company’s corporate bonds and other securities portfolio issuers consist of bank holding companies that are monitored on a quarterly basis by the Company’s credit department for indications of declining credit quality.

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

Restricted Stock
The restricted stock category is comprised of FHLB, FRB, and CBB stock. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and the securities lack a market. Therefore, FHLB, FRB, and CBB stock are carried at cost and evaluated for impairment. When evaluating these stocks for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Restricted stock is viewed as a long-term investment and management believes that the Company has the ability and the intent to hold this stock until its value is recovered. The Company did not consider its investment in restricted stock to be impaired at December 31, 2024 and no impairment has been recognized.

Index
Note 3. Loans and Allowance for Credit Losses on Loans

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to “Note 1. Description of Business and Summary of Significant Accounting Policies.” All loan information presented as of December 31, 2024 and 2023, is in accordance with ASC 326.

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

	December 31,
(dollars in thousands)	2024	2023
Mortgage loans on real estate:
Residential 1-4 family	$179,704	$188,517
Commercial - owner occupied	127,933	156,466
Commercial - non-owner occupied	310,952	285,250
Multifamily	39,467	29,207
Construction and land development	85,926	107,179
Second mortgages	10,749	10,148
Equity lines of credit	56,851	55,981
Total mortgage loans on real estate	811,582	832,748
Commercial and industrial loans	53,906	64,112
Consumer automobile loans	124,689	160,437
Other consumer loans	17,449	19,718
Other (1)	2,534	3,237
Total loans, net of deferred fees (2)	1,010,160	1,080,252
Less: Allowance for credit losses on loans	11,447	12,206
Loans, net of allowance and deferred fees (2)	$998,713	$1,068,046

(1)
Overdrawn accounts are reclassified as loans and included in the Other catergory in the table above.  Overdrawn deposit accounts, excluding internal use accounts, totaled $286 thousand and $244 thousand at December 31, 2024 and 2023, respectively.

(2)	Net deferred loan costs totaled $868 thousand and $1.2 million at December 31, 2024 and 2023, respectively.

Index
All classes of loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Interest and fees continue to accrue on past due loans until the date the loan is placed in nonaccrual status, if applicable. The following table includes an aging analysis of the recorded investment in past due loans as of the dates indicated. Also included in the table below are loans that are 90 days or more past due as to interest and principal and still accruing interest, because they are well-secured and in the process of collection. The following tables show the aging of the Company’s loan portfolio, by class, as of December 31, 2024 and 2023.

Age Analysis of Past Due Loans as of December 31, 2024

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$125	$-	$-	$39	$179,540	$179,704
Commercial - owner occupied	-	-	-	-	127,933	127,933
Commercial - non-owner occupied	-	-	-	-	310,952	310,952
Multifamily	-	-	-	-	39,467	39,467
Construction and land development	-	-	-	-	85,926	85,926
Second mortgages	176	13	-	-	10,560	10,749
Equity lines of credit	253	64	50	43	56,441	56,851
Total mortgage loans on real estate	$554	$77	$50	$82	$810,819	$811,582
Commercial and industrial loans	919	181	259	-	52,547	53,906
Consumer automobile loans	2,682	898	238	-	120,871	124,689
Other consumer loans	407	225	94	-	16,723	17,449
Other	286	-	-	-	2,248	2,534
Total	$4,848	$1,381	$641	$82	$1,003,208	$1,010,160

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccrual column and not also in its respective past due column.

Age Analysis of Past Due Loans as of December 31, 2023

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$1,194	$-	$368	$142	$186,813	$188,517
Commercial - owner occupied	100	-	322	-	156,044	156,466
Commercial - non-owner occupied	-	896	-	-	284,354	285,250
Multifamily	-	-	-	-	29,207	29,207
Construction and land development	-	-	-	-	107,179	107,179
Second mortgages	160	6	-	-	9,982	10,148
Equity lines of credit	205	-	-	46	55,730	55,981
Total mortgage loans on real estate	$1,659	$902	$690	$188	$829,309	$832,748
Commercial and industrial loans	527	427	306	-	62,852	64,112
Consumer automobile loans	3,254	706	661	-	155,816	160,437
Other consumer loans	634	264	123	-	18,697	19,718
Other	29	-	-	-	3,208	3,237
Total	$6,103	$2,299	$1,780	$188	$1,069,882	$1,080,252
(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccrual column and not also in its respective past due column.

Index
The following table shows the Company’s amortized cost basis of loans on nonaccrual status and loans past due 90 days and accruing as of December 31, 2024 and 2023 by class of loan.

	Nonaccrual		Nonaccrual with no ACLL		90 Days and still Accruing
(dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2023	December 31, 2023
Mortgage loans on real estate:
Residential 1-4 family	$39	$142	$39	$-	$-	$368
Commercial - owner occupied	-	-	-	-	-	322
Construction and land development	-	-	-	-	-	-
Equity lines of credit	43	46	-	-	50	-
Total mortgage loans on real estate	82	188	39	-	50	690
Commercial and industrial loans	-	-	-	-	259	306
Consumer automobile loans	-	-	-	-	238	661
Other consumer loans	-	-	-	-	94	123
Total	$82	$188	$39	$-	$641	$1,780

The Company’s loan portfolio may include certain loans modified, where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company closely monitors the performance of modified loans to understand the effectiveness of modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. The Company did not grant any such modifications during the years ended December 31, 2024 and 2023.

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

Index
The following tables present the activity in the ACLL by portfolio class for the years ended December 31, 2024 and December 31, 2023.

Allowance for Credit Losses

For the Year Ended December 31, 2024
(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Land Development	Real Estate - Mortgage (1)	Real Estate- Commercial (2)	Consumer (3)	Other	Unallocated	Total
Allowance for credit losses on loans:
Balance, beginning	$573	$982	$2,904	$5,742	$1,827	$178	$-	$12,206
Charge-offs	(231)	-	-	-	(1,519)	(209)	-	(1,959)
Recoveries	10	-	31	11	336	47	-	435
Provision for loan losses	128	(168)	(61)	(260)	997	129	-	765
Ending Balance	$480	$814	$2,874	$5,493	$1,641	$145	$-	$11,447

For the Year Ended December 31, 2023
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate- Commercial (2)	Consumer (3)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$673	$552	$2,575	$4,499	$2,065	$156	$6	$10,526
Day 1 impact of adoption of CECL	(11)	19	87	1,048	(365)	(137)	-	641
Charge-offs	(492)	-	-	-	(1,613)	(298)	-	(2,403)
Recoveries	69	-	42	-	506	59	-	676
Provision for loan losses	334	411	200	195	1,234	398	(6)	2,766
Ending Balance	$573	$982	$2,904	$5,742	$1,827	$178	$-	$12,206

(1)	The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2)	The real estate-commerical segment included commerical-owner occupied and commercial non-owner occupied
(3)	The consumer segment includes consumer automobile loans.

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Year Ended December 31,
(dollars in thousands)	2024	2023
Provision for credit losses:
Provision for loans	$765	$2,766
Provison for (recovery of) unfunded commitments	(52)	(165)
Total	$713	$2,601

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

Index
The following tables present credit quality exposures by internally assigned risk ratings originated as of the dates indicated:

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Construction and land development
Pass	$34,692	$24,752	$22,882	$1,476	$1,749	$375	$-	$85,926
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction and land development	$34,692	$24,752	$22,882	$1,476	$1,749	$375	$-	$85,926

Commercial real estate - owner occupied
Pass	$12,111	$8,432	$21,984	$18,533	$10,860	$54,917	$1,096	$127,933
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$12,111	$8,432	$21,984	$18,533	$10,860	$54,917	$1,096	$127,933

Commercial real estate - non-owner occupied
Pass	$9,845	$41,205	$71,545	$94,393	$39,153	$42,184	$215	$298,540
OAEM	-	-	-	-	-	767	-	767
Substandard	-	-	-	11,645	-	-	-	11,645
Total commercial real estate - non-owner occupied	$9,845	$41,205	$71,545	$106,038	$39,153	$42,951	$215	$310,952

Commercial and industrial
Pass	$5,578	$12,391	$11,198	$3,058	$919	$3,455	$17,307	$53,906
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial and industrial	$5,578	$12,391	$11,198	$3,058	$919	$3,455	$17,307	$53,906

Multifamily real estate
Pass	$-	$6,966	$1,343	$2,081	$580	$22,495	$6,002	$39,467
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multifamily real estate	$-	$6,966	$1,343	$2,081	$580	$22,495	$6,002	$39,467

Residential 1-4 family
Pass	$12,100	$32,787	$37,879	$32,992	$23,912	$53,012	$54,540	$247,222
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	82	-	82
Total residential 1-4 family	$12,100	$32,787	$37,879	$32,992	$23,912	$53,094	$54,540	$247,304

Consumer - automobile
Pass	$24,763	$33,695	$53,434	$7,397	$1,939	$3,461	$-	$124,689
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - automobile	$24,763	$33,695	$53,434	$7,397	$1,939	$3,461	$-	$124,689

Consumer - other
Pass	$1,041	$182	$345	$236	$14	$14,037	$1,594	$17,449
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - other	$1,041	$182	$345	$236	$14	$14,037	$1,594	$17,449

Other
Pass	$1,490	$-	$-	$274	$-	$770	$-	$2,534
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	$1,490	$-	$-	$274	$-	$770	$-	$2,534

Total loans
Pass	$101,620	$160,410	$220,610	$160,440	$79,126	$194,706	$80,754	$997,666
OAEM	-	-	-	-	-	767	-	767
Substandard	-	-	-	11,645	-	82	-	11,727
Total loans	$101,620	$160,410	$220,610	$172,085	$79,126	$195,555	$80,754	$1,010,160

Index
	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Construction and land development
Pass	$40,168	$36,581	$25,770	$3,630	$297	$285	$448	$107,179
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction and land development	$40,168	$36,581	$25,770	$3,630	$297	$285	$448	$107,179

Commercial real estate - owner occupied
Pass	$10,145	$33,720	$21,058	$13,708	$12,025	$56,978	$5,680	$153,314
OAEM	-	-	-	-	77	2,985	-	3,062
Substandard	-	-	-	-	-	90	-	90
Total commercial real estate - owner occupied	$10,145	$33,720	$21,058	$13,708	$12,102	$60,053	$5,680	$156,466

Commercial real estate - non-owner occupied
Pass	$31,539	$53,217	$96,755	$38,704	$10,517	$51,451	$2,263	$284,446
OAEM	-	-	-	-	804	-	-	804
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$31,539	$53,217	$96,755	$38,704	$11,321	$51,451	$2,263	$285,250

Commercial and industrial
Pass	$18,248	$21,698	$4,300	$1,691	$2,192	$2,075	$13,908	$64,112
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial and industrial	$18,248	$21,698	$4,300	$1,691	$2,192	$2,075	$13,908	$64,112

Multifamily real estate
Pass	$6,568	$3,841	$2,151	$605	$5,955	$9,005	$1,082	$29,207
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multifamily real estate	$6,568	$3,841	$2,151	$605	$5,955	$9,005	$1,082	$29,207

Residential 1-4 family
Pass	$27,497	$41,062	$39,937	$26,368	$13,009	$52,148	$54,087	$254,108
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	350	46	142	-	538
Total residential 1-4 family	$27,497	$41,062	$39,937	$26,718	$13,055	$52,290	$54,087	$254,646

Consumer - automobile
Pass	$52,750	$83,885	$13,184	$4,152	$1,618	$4,848	$-	$160,437
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - automobile	$52,750	$83,885	$13,184	$4,152	$1,618	$4,848	$-	$160,437

Consumer - other
Pass	$323	$765	$330	$109	$11	$16,089	$2,091	$19,718
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - other	$323	$765	$330	$109	$11	$16,089	$2,091	$19,718

Other
Pass	$1,620	$-	$292	$-	$-	$1,325	$-	$3,237
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	$1,620	$-	$292	$-	$-	$1,325	$-	$3,237

Total loans
Pass	$188,858	$274,769	$203,777	$88,967	$45,624	$194,204	$79,559	$1,075,758
OAEM	-	-	-	-	881	2,985	-	3,866
Substandard	-	-	-	350	46	232	-	628
Total loans	$188,858	$274,769	$203,777	$89,317	$46,551	$197,421	$79,559	$1,080,252

Index
The following tables detail the current period gross charge-offs of loans by year of origination as of December 31, 2024 and 2023:

	December 31, 2024
	Current Period Charge-offs by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial	$28	$47	$147	$-	$-	$9	$-	$231
Consumer - automobile	34	376	827	201	36	33	-	1,507
Consumer - other	4	-	-	-	-	8	-	12
Other (1)	209	-	-	-	-	-	-	209
Total	$275	$423	$974	$201	$36	$50	$-	$1,959
(1)	Gross charge-offs of other loans for the year ended December 31, 2024 included $209 thousand of demand deposit overdrafts that originated in 2024.

	December 31, 2023
	Current Period Charge-offs by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial	$-	$436	$18	$21	$-	$17	$-	$492
Consumer - automobile	54	987	318	110	18	64	-	1,551
Consumer - other	5	-	5	-	3	49	-	62
Other (1)	277	21	-	-	-	-	-	298
Total	$336	$1,444	$341	$131	$21	$130	$-	$2,403
(1)	Gross charge-offs of other loans for the year ended December 31, 2023 included $277 thousand of demand deposit overdrafts that originated in 2023.

As of December 31, 2024, the Company had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty.
Note 4. Premises and Equipment

Premises and equipment consisted of the following:

	Years Ended December 31,
(dollars in thousands)	2024	2023
Land	$7,062	$7,062
Buildings	34,336	34,297
Construction in process	520	281
Leashold improvements	1,151	1,151
Furniture, fixtures and equipment	24,951	23,842
	68,020	66,633
Less accumulated depreciation and amortization	38,822	36,720
Balance at end of year	$29,198	$29,913

Depreciation expense was $2.1 million for each of the years ended December 31, 2024 and 2023.

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

Index
The right-of-use assets and lease liabilities are included in “Other Assets” and “Other Liabilities,” respectively, in the Consolidated Balance Sheets. There were no new leases executed during the year ended December 31, 2024. The following tables present information about the Company’s leases:

(dollars in thousands)	December 31, 2024	December 31, 2023
Lease liabilities	$840	$1,248
Right-of-use assets	$793	$1,148
Weighted average remaining lease term	2.63 years	3.37 years
Weighted average discount rate	3.27%	3.06%

	Years Ended December 31,
(dollars in thousands)	2024	2023
Operating lease cost	$413	$439
Total lease cost	$413	$439
Cash paid for amounts included in the measurement of lease liabilities	$423	$417

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
(dollars in thousands)	December 31, 2024
Twelve months ending December 31, 2025	$382
Twelve months ending December 31, 2026	278
Twelve months ending December 31, 2027	208
Twelve months ending December 31, 2028	24
Total undiscounted cash flows	$892
Discount	(52)
Lease liabilities	$840

The aggregate rental expense of premises and equipment was $364 thousand and $446 thousand for years ended December 31, 2024 and 2023, respectively.

Note 6. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both December 31, 2024 and December 31, 2023. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $686 thousand and $1.1 million at December 31, 2024 and December 31, 2023, respectively. The expected terms of these investments and the related tax benefits run through 2033. There were no additional capital calls expected for the funds at December 31, 2024 or 2023.

During 2024, the Company adopted ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits.  The adoption resulted in an adjustment of $455 thousand to the investment balances and deferred taxes, which reduced stockholders’ equity by the same amount.

During the year ended December 31, 2023, the Company recognized amortization expense of $367 thousand, which was included within noninterest expense on the Consolidated Statements of Income.  During the year ended, December 31, 2024, in accordance with ASU 2023-02 adoption, amortization of $268 thousand was recorded as a component of income tax expense.  The net impact of amortization of the investments, tax credits, and other tax benefits recognized as a component of income tax expense for 2024 was a benefit of $46 thousand.

Index
Note 7. Deposits

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2024 and 2023 was $84.6 million and $75.9 million, respectively. As of December 31, 2024, no single customer relationship exceeded 5 percent of total deposits.

At December 31, 2024, the scheduled maturities of time deposits are as follows:

(dollars in thousands)
2025	$185,051
2026	38,481
2027	10,529
2028	2,684
2029	3,683
Balance at end of year	$240,428

Note 8. Borrowings

Short-Term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Short-term borrowings sources consist of federal funds purchased, overnight repurchase agreements (which are secured transactions with customers that generally mature within one to four days), advances from the FHLB, and a revolving unsecured line of credit agreement.

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At December 31, 2024 and 2023, the remaining credit available from these lines totaled $115.0 million and $90.0 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $400.5 million and $362.1 million as of December 31, 2024 and December 31, 2023, respectively.

On December 23, 2024, the Company entered into a revolving unsecured line of credit agreement with another financial institution for $3.3 million.  This line bears interest at the prime lending rate and matures on December 23, 2025.  As of December 31, 2024, the remaining credit available from this line was $1.3 million.

The following table presents total short-term borrowings as of the dates indicated:

(dollars in thousands)	December 31, 2024	December 31, 2023
Overnight repurchase agreements	$1,962	$2,383
Federal Home Loan Bank advances	-	9,450
Other short-term borrowings	2,005	-
Total short-term borrowings	$3,967	$11,833

Maximum month-end outstanding balance (year-to-date)	$81,413	$84,360
Average outstanding balance during the period	$33,766	$53,466
Average interest rate (year-to-date)	4.43%	4.90%
Average interest rate at end of period	0.03%	5.65%

Index
Long-Term Borrowings

The Company had two long-term FHLB advances totaling $40.0 million outstanding at December 31, 2024, with scheduled maturities on July 9, 2027 and July 9, 2029 and rates at 3.69% and 4.33%.  As of December 31, 2023, the Company had long-term FHLB advances totaling $60.0 million outstanding, with scheduled maturities through November 29, 2028 and rates ranging from 3.37% to 4.28%.

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

Employee Stock Purchase Plan

Under the Company’s ESPP, substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and for 2024 and 2023 was set at 5%.

Total stock purchases under the ESPP amounted to 6,851 shares during 2024 and 7,425 shares during 2023. At December 31, 2024, the Company had 207,502 remaining shares reserved for issuance under the ESPP.

Incentive Stock Plan

The Incentive Stock Plan permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of December 31, 2024, only restricted stock had been granted under the Incentive Stock Plan.

Restricted stock activity for the years ended December 31, 2024 and 2023 is summarized below.

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, January 1, 2024	53,660	$20.32
Issued	37,674	14.05
Vested	(19,112)	19.95
Forfeited	(6,302)	18.38
Nonvested, December 31, 2024	65,920	$17.03

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, January 1, 2023	46,989	$22.49
Issued	35,763	17.21
Vested	(26,916)	20.14
Forfeited	(2,176)	18.25
Nonvested, December 31, 2023	53,660	$20.32

Index
The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.40 years.

The fair value of restricted stock granted during the year ended December 31, 2024 and 2023 was $529 thousand and $615 thousand, respectively.  The fair value of restricted stock vested during the year ended December 31, 2024 and 2023 was $381 thousand and $542 thousand, respectively.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $508 thousand as of December 31, 2024 and $523 thousand as of December 31, 2023.

Stock-based compensation expense was $462 thousand and $546 thousand for the years ended December 31, 2024 and 2023, respectively.

Note 10. Stockholders’ Equity and Earnings per Common Share

Stockholders’ Equity - Accumulated Other Comprehensive Loss

The following table presents amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Years Ended
(dollars in thousands)	December 31,		Affected Line Item on Consolidated Statement of Income
	2024	2023
Sale of securities
Realized loss on sale of securities	$-	$(134)	Loss on sale of securities, net
Tax effect	-	(28)	Income tax benefit
	$-	$(106)

Index
The following tables present the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Year Ended December 31, 2024
Balance at beginning of period	$(17,530)	$(17,530)
Net other comprehensive income	398	398
Balance at end of period	$(17,132)	$(17,132)

Year Ended December 31, 2023
Balance at beginning of period	$(20,767)	$(20,767)
Net other comprehensive income	3,237	3,237
Balance at end of period	$(17,530)	$(17,530)

The following tables present the change in each component of accumulated other comprehensive income (loss), on a pre-tax and after-tax basis for the periods indicated.

	Year Ended December 31, 2024
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$504	$(106)	$398
	504	(106)	398

Total change in accumulated other comprehensive loss, net	$504	$(106)	$398

	Year Ended December 31, 2023
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,964	$(833)	$3,131
Reclassification adjustment for losses recognized in income	134	(28)	106
	4,098	(861)	3,237

Total change in accumulated other comprehensive loss, net	$4,098	$(861)	$3,237

Earnings Per Common Share

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of potentially dilutive common shares attributable to the ESPP. The Company had no antidilutive shares outstanding in 2024 or 2023. Non-vested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

Note 11. Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal stockholders, executive officers and directors and their affiliates. These loans were made on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Company’s board of directors, do not involve more than normal risk or present other unfavorable features. None of the principal stockholders, executive officers or directors had direct or indirect loans exceeding 10 percent of stockholders’ equity at December 31, 2024.

Annual activity consisted of the following:

(dollars in thousands)	2024	2023
Balance, beginning of year	$2,167	$2,724
Additions	483	198
Reductions	(544)	(755)
Balance, end of year	$2,106	$2,167

Deposits from related parties held by the Company at December 31, 2024 and 2023 amounted to $7.1 million and $11.7 million, respectively.

Note 12. Income Taxes

The components of income tax expense for the current and prior years ended are as follows:

(dollars in thousands)	2024	2023
Current income tax expense	$2,042	$1,422
Deferred income tax benefit	(145)	(88)
Reported income tax expense	$1,897	$1,334

Index
A reconciliation of the expected federal income tax expense on income before income taxes with the reported income tax expense for the same periods follows:

	Years Ended December 31,
(dollars in thousands)	2024	2023
Federal statutory rate times financial statement income	$2,395	$1,903
Low-income housing tax credits	(46)	(309)
Tax-exempt interest income, net	(32)	(70)
Bank-owned life insurance	(230)	(218)
Deferred tax write-off	(287)	-
Other, net	97	28
Reported income tax expense	$1,897	$1,334

The effective tax rates for 2024 and 2023 were 16.6% and 14.7%, respectively.

The components of the net deferred tax asset, included in other assets, are as follows:

(dollars in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$2,404	$2,563
Nonaccrual loans	11	56
Net operating losses	506	540
Investments in pass-through entities	-	355
Unrealized losses on securities available-for-sale	4,554	4,660
Stock awards	157	140
Other accrued compensation	470	272
Deferred loan fees and costs	182	258
Lease liability	176	262
Other	38	49
	$8,498	$9,155
Deferred tax liabilities:
Premises and equipment	$292	$606
Acquisition accounting	30	39
Right of use asset	167	241
Other	49	-
	538	886
Net deferred tax assets	$7,960	$8,269

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years prior to 2021.

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

Index
Financial instruments whose contract amounts represent credit risk were outstanding as of December 31, 2024 and December 31, 2023 were as follows:

	December 31,	December 31,
(dollars in thousands)	2024	2023
Commitments to extend credit:
Home equity lines of credit	$95,346	$91,885
Commercial real estate, construction and development loans committed but not funded	44,223	74,218
Other lines of credit (principally commercial)	47,504	47,622
Total	$187,073	$213,725

Letters of credit	$2,763	$802

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

In estimating the fair value of assets and liabilities, the Company relies mainly on two models. The first model, used by the Company’s bond accounting service provider, determines the fair value of securities. Securities are priced based on an evaluation of observable market data, including benchmark yield curves, reported trades, broker/dealer quotes, and issuer spreads. Pricing is also impacted by credit information about the issuer, perceived market movements, and current news events impacting the individual sectors. The second source is a third-party vendor the Company utilizes to provide fair value exit pricing for loans and interest-bearing time deposits in accordance with guidance.

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

The Company recognizes IRLCs at fair value. Fair value of IRLCs is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best-efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All the Company’s IRLCs are classified as Level 2. At December 31, 2024, there were no IRLCs and at December 31, 2023, there were $10 thousand of IRLCs.

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

Index
The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at December 31, 2024 Using
(dollars in thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasury securities	$3,917	$-	$3,917	$-
Obligations of U.S. Government agencies	41,291	-	41,291	-
Obligations of state and political subdivisions	49,635	-	49,635	-
Mortgage-backed securities	94,838	-	94,838	-
Corporate bonds and other securities	28,402	-	28,402	-
Total available-for-sale securities	218,083	-	218,083	-
Derivatives
Interest rate swap on loans	1,603	-	1,603	-
Total assets	$219,686	$-	$219,686	$-

Liabilities:
Derivatives
Interest rate swap on loans	1,603	-	1,603	-
Total liabilities	$1,603	$-	$1,603	$-

		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Balance	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury securities	$3,857	$-	$3,857	$-
Obligations of U.S. Government agencies	42,735	-	42,735	-
Obligations of state and political subdivisions	50,597	-	50,597	-
Mortgage-backed securities	81,307	-	81,307	-
Corporate bonds and other securities	23,735	-	23,735	-
Total available-for-sale securities	$202,231	$-	$202,231	$-
Derivatives
Interest rate lock	10	-	10	-
Interest rate swap on loans	1,249	-	1,249	-
Total assets	$203,490	$-	$203,490	$-

Liabilities:
Derivatives
Interest rate swap on loans	1,249	-	1,249	-
Total liabilities	$1,249	$-	$1,249	$-

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances, adjustments are made to the fair value for assets and liabilities although they are not measured at fair value on an ongoing basis.

Collateral dependent loans with an ACL
A loan is considered collateral dependent when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The ACL is measured by estimating the fair value of the loan’s underlying collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable, with the vast majority of the collateral in real estate.

Index
The value of real estate collateral is determined utilizing an income, market, or cost valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company. In the case of loans with lower balances, the Company may obtain a real estate evaluation instead of an appraisal. Evaluations utilize many of the same techniques as appraisals and are typically performed by independent appraisers. Once received, appraisals and evaluations are reviewed by trained staff independent of the lending function to verify consistency and reasonability. Appraisals and evaluations are based on significant unobservable inputs, including but not limited to: adjustments made to comparable properties, judgments about the condition of the subject property, the availability and suitability of comparable properties, capitalization rates, projected income of the subject or comparable properties, vacancy rates, projected depreciation rates, and the state of the local and regional economy. The Company may also elect to make additional reductions in the collateral value based on management’s best judgment, which represents another source of unobservable inputs. Because of the subjective nature of collateral valuation, collateral dependent loans are considered Level 3.

Collateral dependent loans may be secured by collateral other than real estate. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). If a loan is not collateral-dependent, its impairment may be measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate. Because the loan is discounted at its effective rate of interest, rather than at a market rate, the loan is not considered to be held at fair value and is not included in the tables below. Collateral-dependent loans allocated to the allowance for credit losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as part of the provision for credit losses on the Consolidated Statements of Income. As of December 31, 2024 and 2023, there were no collateral dependent loans measured at fair value.

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

The Company had no OREO as of December 31, 2024 or 2023.

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

The following tables present the assets carried on the Consolidated Balance Sheets for which a nonrecurring change in fair value has been recorded. Assets are shown by class of loan and by level in the fair value hierarchy, as of the dates indicated. As of December 31, 2024, there were no loans held for sale that were measured at fair value.

		Carrying Value at December 31, 2023
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Loans
Loans held for sale	$470	$-	$470	$-

Repossessed assets
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

Any fair value adjustments are recorded in the period incurred and recognized against current earnings.  The carrying values of all repossessed assets is considered to be Level 3.

Index
The following tables summarize the Company’s repossessed assets measured at fair value on a nonrecurring basis as of the dates indicated:

		Carrying Value at December 31, 2024
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Repossessed assets	$1,972	$-	$-	$1,972

		Carrying Value at December 31, 2023
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Repossessed assets	$215	$-	$-	$215

The following tables display quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Repossessed assets
Repossessed assets	$1,972	Market comparables	Selling costs	10.00% - 20.00% (15.00%)

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Repossessed assets
Repossessed assets	$215	Market comparables	Selling costs	10.00% - 20.00% (15.00%)

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments”, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2024 and December 31, 2023. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and FRB stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as interest-bearing demand and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

Index
The following tables reflect the carrying amounts and estimated fair values of the Company’s financial instruments whether or not recognized on the Consolidated Balance Sheets at fair value.

		Fair Value Measurements at December 31, 2024 Using
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$140,044	$140,044	$-	$-
Securities available-for-sale	218,083	-	218,083	-
Restricted securities	3,918	-	3,918	-
Loans, net	1,010,160	-	-	968,452
Interest rate swap on loans	1,603	-	1,603	-
Bank owned life insurance	36,182	-	36,182	-
Accrued interest receivable	4,670	-	4,670	-

Liabilities
Deposits	$1,254,914	$-	$1,253,926	$-
Short-term borrowings	3,967	-	3,967	-
Federal Home Loan Bank advances	40,000	-	39,418	-
Long term borrowings	29,799	-	26,622	-
Interest rate swap on loans	1,603	-	1,603	-
Accrued interest payable	2,085	-	2,085	-

		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$80,806	$80,806	$-	$-
Securities available-for-sale	202,231	-	202,231	-
Restricted securities	5,176	-	5,176	-
Loans held for sale	470	-	470	-
Loans, net	1,080,252	-	-	1,037,828
Interest rate lock	10	-	10	-
Interest rate swap on loans	1,249	-	1,249	-
Bank owned life insurance	35,088	-	35,088	-
Accrued interest receivable	4,921	-	4,921	-

Liabilities
Deposits	$1,230,397	$-	$1,228,477	$-
Short-term borrowings	2,383	-	2,383	-
Federal Home Loan Bank advances	69,450	-	69,450	-
Long term borrowings	29,668	-	25,561	-
Interest rate swap on loans	1,249	-	1,249	-
Accrued interest payable	1,972	-	1,972	-

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

Index
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total, Tier 1, and common equity tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The terms Tier 1 and common equity tier 1 capital, risk-weighted assets, and average assets, as used in this note, are as defined in the applicable regulations. Management believes, as of December 31, 2024 and 2023, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2024, the most recent notification from the Comptroller categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2024 and 2023 are presented in the table below.

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Prompt Corrective Action
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
As of December 31, 2024
Total Capital to Risk-Weighted Assets	$160,710	13.98%	$91,961	8.00%	$114,952	10.00%
Tier 1 Capital to Risk-Weighted Assets	149,079	12.97%	68,971	6.00%	91,961	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	149,079	12.97%	51,728	4.50%	74,718	6.50%
Tier 1 Leverage to Average Assets	149,079	10.06%	59,279	4.00%	74,098	5.00%

As of December 31, 2023
Total Capital to Risk-Weighted Assets	$152,400	12.47%	$91,961	8.00%	$114,952	10.00%
Tier 1 Capital to Risk-Weighted Assets	139,958	11.45%	68,971	6.00%	91,961	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	139,958	11.45%	51,728	4.50%	74,718	6.50%
Tier 1 Leverage to Average Assets	139,958	9.46%	59,279	4.00%	74,098	5.00%

The Basel III Capital Rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above. Including the capital conservation buffer, the minimum ratios are a Common Equity Tier 1 capital risk-based ratio of 7.0 percent, a Tier 1 capital risk-based ratio of 8.5 percent, and a Total capital risk-based ratio of 10.5 percent. The Bank exceeded these ratios as of December 31, 2024 and December 31, 2023.

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank and Wealth can distribute as dividends to the Company in 2025, without approval of the Comptroller, $21.3 million plus an additional amount equal to the Bank’s and Wealth’s retained net profits for 2025 up to the date of any dividend declaration.

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

The Company’s segment structure reflects the financial information and reports used by our chief operating decision maker to make decisions regarding the business, including resource allocations and performance. Our Chief Executive Officer is the CODM. We evaluate performance and allocate resources based on the operating income of each operating segment. The CODM uses segment operating income in the annual budget process. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues.

Index
Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the years ended December 31 2024 and 2023 follows:

	Year Ended December 31, 2024
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$72,209	$198	$11,273	$(11,273)	$72,407
Income from fiduciary activities	-	4,952	-	(293)	4,659
Other income	7,934	878	200	(262)	8,750
Total operating income	80,143	6,028	11,473	(11,828)	85,816

Expenses
Interest expense	23,008	-	1,181	-	24,189
Provision for credit losses	713	-	-	-	713
Salaries and employee benefits	25,559	3,969	813	(293)	30,048
Data processing	4,538	587	56	(6)	5,175
Customer development	425	48	-	-	473
Occupancy and equipment	4,611	216	-	-	4,827
Other expenses	8,344	534	365	(257)	8,986
Total operating expenses	67,198	5,354	2,415	(556)	74,411

Income (loss) before taxes	12,945	674	9,058	(11,272)	11,405

Income tax expense (benefit)	2,193	154	(450)	-	1,897

Net income	$10,752	$520	$9,508	$(11,272)	$9,508

Capital expenditures	$1,411	$-	$-	$-	$1,411

Total assets	$1,444,009	$6,770	$146,372	$(146,581)	$1,450,570

	Year Ended December 31, 2023
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$66,484	$142	$9,462	$(9,462)	$66,626
Income from fiduciary activities	-	4,632	-	-	4,632
Other income	8,390	913	200	(262)	9,241
Total operating income	74,874	5,687	9,662	(9,724)	80,499

Expenses
Interest expense	17,246	-	1,181	-	18,427
Provision for credit losses	2,601	-	-	-	2,601
Salaries and employee benefits	25,526	4,138	765	-	30,429
Data processing	4,508	453	55	(6)	5,010
Customer development	501	47	-	-	548
Occupancy and equipment	4,602	287	-	-	4,889
Other expenses	8,836	557	394	(256)	9,531
Total operating expenses	63,820	5,482	2,395	(262)	71,435

Income before taxes	11,054	205	7,267	(9,462)	9,064

Income tax expense (benefit)	1,754	43	(463)	-	1,334

Net income	$9,300	$162	$7,730	$(9,462)	$7,730

Capital expenditures	$1,053	$-	$-	$-	$1,053

Total assets	$1,437,603	$7,235	$137,004	$(135,460)	$1,446,382

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

The Company operates in one geographical area and does not have a single external customer from which it derives 10 percent or more of its revenues.
Note 17. Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

Balance Sheets	December 31,
(dollars in thousands)	2024	2023
Assets
Cash and cash equivalents	$5,018	$3,977
Investment in common stock of subsidiaries	140,789	131,219
Other assets	565	1,808
Total assets	$146,372	$137,004

Liabilities and Stockholders’ Equity
Other borrowings	$31,804	$29,668
Other liabilities	598	558
Common stock	25,062	24,932
Additional paid-in capital	17,548	17,099
Retained earnings	88,492	82,277
Accumulated other comprehensive loss	(17,132)	(17,530)
Total liabilities and stockholders’ equity	$146,372	$137,004

Statements of Income	Years Ended December 31,
(dollars in thousands)	2024	2023
Income:
Dividends from subsidiary	$4,075	$3,000
Other income	200	200
Total income	4,275	3,200

Expenses:
Salary and benefits	813	765
Subordinated debt interest expense	1,181	1,181
Legal expenses	178	174
Service fees	158	146
Other operating expenses	85	129
Total expenses	2,415	2,395
Income before income tax benefit and equity in undistributed net income of subsidiaries	1,860	805
Income tax benefit	(450)	(463)
	2,310	1,268
Equity in undistributed net income of subsidiaries	7,198	6,462
Net income	$9,508	$7,730

Index
Statements of Cash Flows	Years Ended December 31,
(dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$9,508	$7,730
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(7,198)	(6,462)
Amortization of subordinated debt issuance costs	131	130
Stock compensation expense	51	46
Increase in other assets	(775)	(17)
Increase (decrease) in other liabilities	40	(19)
Net cash provided by operating activities	1,757	1,408

Cash flows from investing activities:
Cash distributed to subsidiary	-	(7,000)
Net cash used in investing activities	-	(7,000)

Cash flows from financing activities:
Proceeds from sale of stock	117	131
Proceeds from borrowings	2,005	-
Cash dividends paid on common stock	(2,838)	(2,817)
Net cash used in financing activities	(716)	(2,686)

Net increase (decrease) in cash and cash equivalents	1,041	(8,278)

Cash and cash equivalents at beginning of year	3,977	12,255
Cash and cash equivalents at end of year	$5,018	$3,977

Note 18. Subsequent Events

On January 15, 2025, the Company entered into a note repurchase agreement with a subordinated note holder to repurchase a subordinated note issued by the Company on July 14, 2021, with an original face value of $3.8 million for $3.1 million. Upon execution of this agreement, the Company retired this subordinated note, and recognized a gain of $656 thousand.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Except as otherwise indicated, information called for by the following items under Part III will be contained in the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) or an amendment to this Annual Report on Form 10-K (“Form 10-K/A”), which, in either case, will be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Index
Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 will be set forth in the 2025 Proxy Statement under the captions “Proposal One – Election of Directors,” “Delinquent Section 16(a) Reports,” and “Board Committees and Attendance – Audit Committee,” or the Form 10-K/A, and is incorporated herein by reference.

The information concerning the executive officers of the Company required by this Item 10 is included in Part I of this report on Form 10-K under the caption “Information about Our Executive Officers.”

Code of Ethics

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

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees. It is also the Company’s policy to take appropriate steps to comply with applicable federal and state securities laws and regulations, as well as applicable stock exchange listing standards, when we engage in transactions in our securities. The Company believes that its insider trading policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any stock exchange listing standards applicable to the Company. The Company’s Insider Trading Policy is filed as Exhibit 19 to this Form 10-K, and the Company’s Code of Ethics is filed as Exhibit 14 to this Form 10-K.

Item 11.	Executive Compensation

The information required by this Item 11 will be set forth in the 2025 Proxy Statement under the captions “Executive Compensation” and “Director Compensation,” or the Form 10-K/A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth in the 2025 Proxy Statement under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management,” or the Form 10-K/A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth in the 2025 Proxy Statement under the captions “Interest of Management in Certain Transactions” and “Board Committees and Attendance,” or the Form 10-K/A, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be set forth in the 2025 Proxy Statement under the captions “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy,” or the Form 10-K/A, and is incorporated herein by reference.

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

10.24*	Amendment to the Employment Agreement, dated January 10, 2025, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Robert F. Shuford, Jr.

10.25*
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Joseph R. Witt (incorporated by reference to Exhibit 10.24 to Form 8-K filed February 28, 2018)

10.26*
Amendment to the Employment Agreement, dated December 15, 2023, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Joseph R. Witt (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 15, 2023)

10.27*
Change of Control Severance Agreement, dated as of February 22, 2018, by and between The Old Point National Bank of Phoebus and Donald S. Buckless (incorporated by reference to Exhibit 10.26 to Form 10-K filed March 16, 2018)

10.28*
Change of Control Severance Agreement, dated May 23, 2024, by and between The Old Point National Bank of Phoebus and Cathy W. Liles (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 12, 2024)

10.29*
Form of Time-Based Restricted Stock Agreement (cliff vesting) (approved March 29, 2018) for awards to certain employees under the Old Point Financial Corporation 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.28 to Form 8-K filed April 3, 2018)

10.30*
Form of Time-Based Restricted Stock Agreement (cliff vesting) (approved March 29, 2018) for awards to certain non-employee directors under the Old Point Financial Corporation 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.29 to Form 8-K filed April 3, 2018)

10.31*
Change of Control Severance Agreement, dated as of October 30, 2019, by and between The Old Point National Bank of Phoebus and Thomas Hotchkiss (incorporated by reference to Exhibit 10.31 to Form 10-K filed on March 16, 2020)

10.32	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 16, 2021)

10.33*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with The Northwestern Mutual Life Insurance Company and Massachusetts Mutual Life Insurance Company entered into with Donald S. Buckless and A. Eric Kauders, Jr. (incorporated by reference to Exhibit 10.34 to Form 10-K filed on March 31, 2023)

14	Old Point Financial Corporation Code of Ethics

19	Insider Trading Policy

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-K filed March 30, 2005)

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index
97	Old Point Financial Corporation Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97 to Form 10-K filed on April 1, 2024)

101
The following materials from Old Point Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Indicates Management contract

Item 16.	Form 10-K Summary

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

/s/ Robert F. Shuford, Jr.
Robert F. Shuford, Jr.,
Chairman, President & Chief Executive Officer

Date: March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert F. Shuford, Jr.	Chairman, President & Chief Executive Officer and Director
Robert F. Shuford, Jr.	Principal Executive Officer

Date: March 31, 2025

/s/ Cathy W. Liles	Chief Financial Officer & Senior Vice President/Finance
Cathy W. Liles	Principal Financial & Accounting Officer

Date: March 31, 2025

/s/ Stephen C. Adams	Director
Stephen C. Adams

Date: March 31, 2025

Index
/s/ Sarah B. Castleberry	Director
Sarah B. Castleberry

Date: March 31, 2025

/s/ Michael A. Glasser	Director
Michael A. Glasser

Date: March 31, 2025

/s/ John Cabot Ishon	Director
John Cabot Ishon

Date: March 31, 2025

/s/ William F. Keefe, IV	Director
William F. Keefe, IV

Date: March 31, 2025

/s/ Tom B. Langley	Director
Tom B. Langley

Date: March 31, 2025

/s/ Robert F. Shuford, Sr.	Director
Robert F. Shuford, Sr.

Date: March 31, 2025

/s/ Rebekah Ellen Clark Thacker	Director
Rebekah Ellen Clark Thacker

Date: March 31, 2025

/s/ Elizabeth S. Wash	Director
Elizabeth S. Wash

Date: March 31, 2025

/s/ Joseph R. Witt	Director
Joseph R. Witt

Date: March 31, 2025