Form 10-K/A
period 2024-12-31
OLD POINT FINANCIAL CORP
filed 2025-04-30
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 (the “Amendment”) on Form 10-K/A is being filed with respect to Old Point Financial Corporation’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Form 10-K”). This Amendment updates Part III (Items 10-14) to contain information that was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of the Part III of the Form 10-K.

In addition to the changes to Part III to provide the previously omitted information, this Amendment amends Item 15 of Part IV to amend and restate the exhibit index. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith have been omitted. The Company is not including a new certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment. The cover page of the Form 10-K is also amended to delete the reference to incorporation by reference with respect to Part III information. This Amendment makes no other changes to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

As used in this Amendment, the terms the “Company,” “we,” “our” and “us” refer to Old Point Financial Corporation and the “Bank” refers to The Old Point National Bank of Phoebus, a wholly owned subsidiary of the Company. Other terms used but not defined herein are as defined in the Form 10-K.

On April 2, 2025, the Company, the Bank and TowneBank entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into TowneBank, with TowneBank surviving and immediately thereafter and contemporaneously therewith, the Bank will merge with and into TowneBank, with TowneBank surviving (the “Merger”). Concurrently with the execution and delivery of the Merger Agreement, TowneBank entered into a support agreement (each, a “Support Agreement”) with each of the directors of the Company and affiliates of PL Capital Advisors, LLC. Pursuant to the Support Agreements, each such shareholder has agreed, among other things and subject to the terms of the Support Agreement, to (i) vote its shares of Company common stock owned by such shareholder and over which such shareholder has sole power to vote or direct the voting thereof, in favor of the approval of the Merger Agreement and against any competing acquisition proposal, or any action, proposal, transaction agreement or amendment of the Company’s articles of incorporation or bylaws, which could reasonably be expected to result in a breach of any covenant, representation or warranty or any other obligation or agreement of the Company contained in the Merger Agreement, or of the shareholder contained in the Support Agreement, or prevent, impede, delay, interfere with, postpone, discourage or frustrate the purposes of or adversely affect the transactions contemplated by the Merger Agreement; and (ii) not transfer its shares of Company common stock, with certain limited exceptions.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Board of Directors

The Company’s Board of Directors currently consists of eleven directors, who are named below. Each director possesses characteristics that led the Board to conclude that he or she should serve as a director. The specific experience, qualifications, attributes and/or skills that the Board believes each director possesses are discussed immediately following the table below.

Name (Age)	Director Since (*)	Principal Occupation for Past Five Years

Stephen C. Adams (74)	2014	Retired Vice President/Secretary Treasurer, The POMOCO Group, Inc., operator of automobile dealerships and real estate developments

Sarah Boyce Castleberry (60)	2022	President & Chief Administrative Officer, The GBS Group

Michael A. Glasser (71)	2009	Attorney-at-Law, Counsel, Glasser & Glasser, P.L.C.

John Cabot Ishon (78)	1989	President, Hampton Stationery

William F. Keefe (66)	2016	Managing Director, McRae Capital Management, Inc.

Tom B. Langley (71)	2015	President, Langley & McDonald

Robert F. Shuford, Sr. (87)	1965	Retired, Chairman of the Board, President & CEO, Old Point Financial Corporation; Retired, Chairman of the Board, Old Point National Bank

Robert F. Shuford, Jr. (60)	2009
Chairman of the Board, President & CEO, Old Point Financial Corporation (since January 2020) and Old Point National Bank; Former Senior Executive Vice President Chief Operating Officer, Old Point National Bank

Ellen Clark Thacker (63)	2006	Retired Executive Director, Peninsula SPCA; Former Executive Director, Gloucester-Mathews Humane Society

Elizabeth S. Wash (67)	2021	Retired President, Virginia Shredders dba Shred-It

Joseph R. Witt (64)	2007	President, Financial Services/Chief Strategy Officer, Old Point National Bank; Former Senior Executive Vice President and Chief Business Development Officer, Old Point National Bank

*If prior to 1984, refers to the year in which the individual first became a director of the Bank. All present directors of the Company are also directors of the Bank. Messrs. Ishon, Shuford, Sr., Shuford, Jr. and Witt and Mmes. Thacker and Wash are also directors of Old Point Trust & Financial Services, N.A. (“Wealth”).

(1)
Stephen C. Adams – Mr. Adams received his B.S. degree from McIntire School of Commerce, University of Virginia and his Master of Science degree in Accounting from the University of Virginia. He previously worked at Financial Accounting Standards Board from 1974 to 1976; at Peat Marwick Mitchell (currently KPMG) CPAs from 1976 to 1979; Hart, Adams Toney CPAs from 1979 to 1986; and from 1986 until retirement in 2022 at The POMOCO Group, Inc. Mr. Adams is well known in the community and has served on many local boards and civic organizations. His past and present expertise in the financial arena makes him a valuable member for serving on the Company’s Audit Committee, Executive Committee, Chairman of the Capital Management Committee, and Chairman of the Nominating and Corporate Governance Committee. The Board believes that his financial expertise qualifies Mr. Adams as an “audit committee financial expert” for the Company’s Audit Committee. Mr. Adams also served on the Company’s Peninsula Regional Board until his election to the Company’s and the Bank’s Boards of Directors.

(2)
Sarah B.Castleberry – Mrs. Castleberry (formerly Golden) received her B.S. in Computer Engineering from Old Dominion University. She has over 32 years of business and engineering experience. From 1994 to 1998 Mrs. Castleberry worked as a software engineer for the US Navy and as a consultant for Deloitte & Touche in Los Angeles. From 1999 to 2003, she was President and Chief Executive Officer for Advanced Internet Marketing, Inc. In 2006, she co-founded The GBS Group (dba of Advanced Internet Marketing Inc.), an engineering services firm serving the U.S. Navy as well as the maritime, rail, and transportation industries. Mrs. Castleberry serves as President and Chief Accounting Officer of The GBS Group providing oversight for all corporate functions including finance and accounting, human resources, facilities, contract administration, project controls, security, and corporate IT infrastructure. She serves on the board of Samaritan House Inc. and chairs the Women Against Violence affinity group and is a founding member of the board for Old Dominion University’s Women’s Initiative Network. She is a graduate of the CIVIC Leadership Institute. Mrs. Castleberry serves on the Compensation and Benefits Committee, Board Risk Committee, and Audit Committee and has served as the Lead Independent Director for the Company Board and Bank Board since 2024. Mrs. Castleberry served on the Bank’s Southside regional board since 2017, until she was appointed to the Company Board and Bank Board in March 2022. The Board believes Mrs. Castleberry is an asset to the Company as a director because of her technical knowledge, entrepreneurial leadership, and business experience.

(3)
Michael A. Glasser – Mr. Glasser received a B.A. in Government from the University of Virginia and a law degree from the University of Richmond Law School. He has been practicing law for over 45 years and currently is an attorney-at-law and counsel at Glasser & Glasser, P.L.C. A few of the diverse areas of his practice include: representation of banks, credit unions, and financial services companies; commercial litigation; commercial disputes; and arbitration. Mr. Glasser is involved in many civic and professional organizations and prior to being elected to the Bank Board, he had prior experience serving on another local bank board. Mr. Glass is the Chairman of the Board Risk Committee.  Mr. Glasser also serves on the Compensation and Benefits Committee, and Capital Management Committee. He is also Co-Chairman of the Bank’s Southside Regional Board. The Board believes that his experience representing financial services companies and serving on another bank’s board provides insight that makes Mr. Glasser a valuable asset to the Company’s Board.

(4)
John Cabot Ishon – Mr. Ishon is a 1969 graduate of Virginia Military Institute with a B.S. in Biology. After graduation he taught and coached at Thomas Eaton Junior High School. He, later, left teaching and joined the family business of Hampton Stationery that serves the Hampton Roads area, where he currently serves as President. This business supplies office furniture, luggage and training room furniture and equipment. Mr. Ishon is very active in the community and serves on many local boards. Mr. Ishon serves on the Wealth Board, Vice Chair of the Board Risk Committee, Capital Management Committee, and is Chairman of the Directors Loan Committee. Mr. Ishon is Co-Chairman of the Bank’s Peninsula Regional Board. The Board believes that Mr. Ishon’s extensive financial and management background and involvement in the community make him an excellent asset to the Company’s Board.

(5)
William F. Keefe – Mr. Keefe was elected to the Board in May 2016. He was initially appointed to the Board pursuant to a settlement agreement with Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., PL Capital/Focused Fund, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Mr. John W. Palmer and Mr. Richard J. Lashley, as Managing Members of PL Capital, LLC, PL Capital Advisors, LLC and Goodbody/PL Capital, LLC (collectively, the “PL Capital Group”), and Mr. Keefe, originally executed in 2016 and subsequently amended in August 2021 (as amended, the “Settlement Agreement”). Mr. Keefe has been nominated for election to the Board at each annual meeting of shareholders since he was initially appointed as a director pursuant to the Settlement Agreement. Mr. Keefe is the Managing Director of McRae Capital Management, Inc. located in Morristown, New Jersey. He is an advisor to high-net worth clients and is a member of the firm’s Investment Committee. Mr. Keefe has worked at various commercial banks in New Jersey and has held executive and senior financial management positions in those institutions. Mr. Keefe also has prior experience as a member of a bank board of directors along with board committee representation. Mr. Keefe serves on the Company’s Board Risk Committee, Audit Committee, and as Chairman of the Compensation and Benefits Committee. The Board feels that, with his financial and board experience, Mr. Keefe is well qualified as a director of the Company.

(6)
Tom B. Langley – Mr. Langley is a graduate of Norfolk Academy, North Carolina State University with a B.S. in Civil Engineering and the University of Florida, Master of Engineering. Mr. Langley is President of Langley & McDonald, a regional civil engineering, planning, and surveying firm for residential, commercial, institutional and industrial land development for both private and governmental clients. Mr. Langley has a particular specialty in waterfront projects, such as marinas, dredging, riparian apportionments, shoreline erosion, etc. Mr. Langley is active in the Southside area and serves on various community boards. Mr. Langley serves as Co-Chairman on the Bank’s Southside Regional Board and also serves on the Company’s and the Bank’s Boards. He also serves on the Capital Management Committee, as Vice Chair of the Directors Loan Committee, on the Nominating and Governance Committee, and on the Board Risk Committee. The Board feels that his organizational skills and business background make Mr. Langley a valuable asset as a director on the Company’s Board.

(7)
Robert F. Shuford, Sr. – Mr. Shuford, Sr. received his B.S. degree in Business Administration from the University of North Carolina. He served as an officer in the U.S. Navy Supply Corps. Mr. Shuford, Sr. has an extensive operational background both in the financial industry and other civic and professional organizations with more than 50 years of service in different capacities for the Company and its affiliates. Mr. Shuford, Sr. served on many of the Company’s internal committees. Mr. Shuford, Sr. serves on the Company’s and the Bank’s Boards, as well as on the Wealth Board, and on the Executive Committee. This background enables Mr. Shuford, Sr. to contribute his resulting expertise and perspectives to board discussions regarding strategic planning. In addition, Mr. Shuford, Sr.’s previous service in policy-making positions at other organizations also demonstrates that he has the leadership skills required of a director of the Company.

(8)
Robert F. Shuford, Jr. – Mr. Shuford, Jr. received his B.S. in Biomedical Engineering from Duke University and served as an officer in the U.S. Navy. In July 2003, he was promoted to Executive Vice President and Chief Operating Officer. In June 2012, Mr. Shuford, Jr. rose to the Senior Executive Vice President Officer level with executive responsibility for Branch Administration, Retail, Operations, Information Technology, Electronic Banking, and Marketing. In September 2015, he was appointed as President and CEO of the Bank and in February 2019, he was appointed Chairman of the Board of the Bank. In January 2020, he was appointed President and CEO and Chairman of the Board of the Company. He represents the Company throughout the community by serving on the boards of many high-profile non-profit organizations. Mr. Shuford, Jr. has been appointed by the Mayor and the Governor to serve the City of Hampton and the Commonwealth of Virginia in various capacities. He also serves as Chair of the Executive Committee, on many of the Company’s internal committees as well as on the Wealth Board. This experience and management background make him an excellent director of the Company.

(9)
Ellen Clark Thacker – Mrs. Thacker received her B.A. in English from Virginia Commonwealth University. Mrs. Thacker worked at BFI Waste Services, L.L.C. from 1983 until 2007. She began as an intern and was promoted to District Vice President/General Manager. She was responsible for the overall operational and financial management of the company and managed 100 employees and annual revenues in excess of $40 million. Mrs. Thacker worked as Executive Director of the Gloucester-Mathews Humane Society until November 2012. She retired in April 2018 as Director of the Peninsula SPCA and joined the Peninsula SPCA Board of Directors in May 2018. Mrs. Thacker is affiliated with various organizations in the community, including the Hampton Roads MS Community Council, and was re-appointed by Governor Glenn Youngkin in 2023 to the Virginia Board for Waste Management Facility Operations and appointed to the York County Citizens Board for Charitable Giving in November 2018. Mrs. Thacker serves on the Executive Committee, as Vice Chair of the Compensation and Benefits Committee, on the Nominating and Corporate Governance Committee and as Chairman of the Company’s Audit Committee. She also serves on the Wealth Board. The Board believes that Mrs. Thacker is an asset to the Company as a director because of her previous leadership and operational experience, as well as her non-profit experience.

(10)
Elizabeth S. Wash – Mrs. Wash received her B.A. in Education and M.B.A. from the College of William and Mary. From 1984 to 1997, she worked for Bell Atlantic as a business analyst, Marketing and Consumer Finance Manager, and Director of Consumer and Small Business Finance. Beginning in 1997, she led the development and growth of Virginia Shredders doing business as Shred-It, the first on-site document shredding company in the region. Her leadership included establishing offices in both Hampton and Richmond and negotiating contracts with major healthcare systems, financial institutions, and local governments. She grew the franchise to a 48-employee organization with 18 mobile shredding trucks before negotiating the sale of the company in 2014. She also represented Shred-it franchisees for two terms on the Shred-it Advisory Board. She has served on the boards of the American Heart Association Hampton Roads and the Bernadine Franciscan Sisters Foundation and is a graduate of the CIVIC Leadership Institute. Mrs. Wash serves as the Lead Independent Director on the Wealth Board. She was appointed to the Company Board and Bank Board in March 2021. Mrs. Wash serves on the Compensation and Benefits Committee, Capital Management Committee, Directors Loan Committee, Executive Committee, and is Chairman of the Wealth Investment Committee. Mrs. Wash is Co-Chairman of the Bank’s Peninsula Regional Board. The Board believes Mrs. Wash is an asset to the Company as a director because of her previous entrepreneurial leadership and business experience.

(11)
Joseph R. Witt – Mr. Witt received his B.S. in Commerce from the University of Virginia, his M.B.A. from the University of Richmond and is a licensed Certified Public Accountant in the Commonwealth of Virginia. He worked as an auditor and tax accountant for international accounting firms for five years after graduating from college with a degree in Accounting. He spent eight years as Director of Finance for a national medical distribution company. He joined Ferguson Enterprises in 1996 as Corporate Controller and then served as Ferguson’s Corporate Treasurer from 1999 to 2008. Mr. Witt joined the Bank in 2008 as an Executive Vice President to lead the Corporate Banking area. In 2012, he was promoted to Senior Executive Vice President and Chief Administrative Officer with executive responsibility for Commercial Lending, Treasury Services, Credit Administration, Finance, Human Resources and Old Point Mortgage, LLC. In 2015, Mr. Witt was promoted to Senior Executive Vice President and Chief Business Development Officer. In January 2020, he was appointed to Executive Vice President/Financial Services of the Company and Chief Strategy Officer & President, Financial Services of the Bank. His primary responsibilities include development and execution of the strategic plan, oversight of fee-based business and expanding lines of business. He is active in many civic and professional organizations in the community and serves on many of the Company’s internal committees, as well as on the Wealth Board. The Board believes that Mr. Witt’s extensive financial education and experience make him an asset to the Company’s Board.

None of the directors currently serves, or has within the past five years served, as a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the Exchange Act).

There is one family relationship among the directors and executive officers. Mr. Shuford, Sr. is the father of Mr. Shuford, Jr. The Board does not believe that this family relationship is material to an evaluation of the ability or integrity of these individuals or their ability to act in an independent manner. The Board is not aware of any involvement in legal proceedings by any of the Company’s directors or executive officers that would be material to an evaluation of the ability or integrity of any director or executive officer.

Audit Committee

Current members of the Audit Committee are Mmes. Thacker (Chairman) and Castleberry, and Messrs. Adams and Keefe. The Board of Directors has determined that all of the members of the Audit Committee satisfy, and during 2024 satisfied, the independence and financial literacy requirements for audit committee members under the NASDAQ listing standards and applicable SEC regulations. In addition, at least one member of the Audit Committee has past employment experience in finance or accounting or comparable experience which results in the individual’s financial sophistication. The Board of Directors has also determined that Mr. Adams qualifies as an “audit committee financial expert” within the meaning of applicable regulations of the SEC promulgated pursuant to the Sarbanes-Oxley Act of 2002.

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

Chief Financial Officer & Executive Vice President of the Bank

Donald S. Buckless (60)
Chief Banking Officer & Senior Vice President Old Point Financial Corporation	2016
Chief Banking Officer of the Company since 2024. Chief Lending Officer & Senior Vice President of the Company since 2016

Chief Banking Officer of the Bank since 2024; Chief Lending Officer & Executive Vice President of the Bank since 2016; Chief Lending Officer & Senior Vice President of the Bank from 2015 to 2016

Andrew Buxbaum (49)
General Counsel & Senior Vice President Old Point Financial Corporation	2024
General Counsel & Senior Vice President of the Company since 2024

Counsel at Troutman Pepper Hamilton Sanders LLP from 2016 to 2023; First Vice President & Senior Counsel at SunTrust Banks, Inc. from 2005 to 2016

Thomas L. Hotchkiss (69)
Chief Credit Officer & Executive Vice President Old Point National Bank	2019	Chief Credit Officer & Executive Vice President of the Bank since 2019; Chief Credit Officer of a financial institution in Maryland from February 2015 to February 2019

A. Eric Kauders, Jr. (55)
Chairman, President, and Chief Executive Officer Old Point Wealth Management	2021
Senior Vice President/Wealth of the Company since September 2021

President and Chief Executive Officer of Wealth since September 2021; Managing Director at Bank of America Private Bank from 2008 to 2021

Joseph R. Witt (64)
President, Financial Services, Chief Strategy Officer Old Point Financial Corporation	2008
Executive Vice President/Financial Services since 2020. Chief Business Development Officer & Senior Vice President of the Company since 2015; Chief Administrative Officer & Senior Vice President/Administration of the Company from 2012 to 2015; Senior Vice President/Corporate Banking/Human Resources of the Company from 2010 to 2012; Senior Vice President/Corporate Banking of the Company from 2008 to 2010

Chief Strategy Officer & President, Financial Services of the Bank beginning in 2020. Senior Executive Vice President & Chief Business Development Officer of the Bank from 2015 to 2019; Senior Executive Vice President & Chief Administrative Officer of the Bank from 2012 to 2015; Executive Vice President/Corporate Banking & Human Resources Director of the Bank from 2010 to 2012

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, executive officers, and 10% beneficial owners of the Company’s common stock to file reports concerning their ownership of and transactions in the Company’s common stock. Based on a review of the reports of changes in beneficial ownership of Company common stock and written representations made to the Company. The Company believes that its officers, directors and 10% beneficial owners complied with all filing requirements under Section 16(a) during 2024 except that the following forms were late due to administrative error and subsequently filed: a Form 4 reporting one transaction for each of Messrs. Adams, Glasser, Keefe, Ishon, Langley, Shuford, Jr., Shuford, Sr., Witt, Buckless, Hotchkiss, Kauders and Pickett, and Mses. Castleberry, Thacker, Wash, as well as one Form 4 reporting five transactions for Ms. Castleberry.

Code of Ethics

The Company has a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors, officers and employees.

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

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees. It is also the Company’s policy to take appropriate steps to comply with applicable federal and state securities laws and regulations, as well as applicable stock exchange listing standards, when we engage in transactions in our securities. The Company believes that its insider trading policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any stock exchange listing standards applicable to the Company. The Company’s Insider Trading Policy is filed as Exhibit 19 to the Form 10-K filed with the SEC on March 31, 2025, and the Company’s Code of Ethics is filed as Exhibit 14 to the Form 10-K filed with the SEC on March 31, 2025.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Overview

Overview of Compensation Program

The Compensation and Benefits Committee (for purposes of this discussion, the “Committee”) of the Board of Directors has responsibility for establishing, implementing, and monitoring adherence with the Company’s compensation philosophy. The Committee ensures that the total compensation paid to the Company’s executive management is fair and reasonable.

Throughout this Item 11, the individuals who served as the Company’s Chief Executive Officer (“CEO”), Chief Strategy Officer (“CSO”), and Chief Banking Officer (“CBO”) of the Company during 2024 are referred to as the named executive officers or “NEOs”. The Company’s senior management includes all of the NEOs.

General Philosophy

The Company compensates its senior management through a mix of base salary, bonus, and equity compensation, designed to motivate, attract, and retain executive talent, consistent with pay-for-performance principles, and to align management’s incentives with the long-term interests of stockholders, while limiting risk appropriately and maintaining the safety and soundness of the organization. The process of determining compensation consists of establishing targeted overall compensation for each senior manager and then allocating that compensation between base salary and incentive compensation, and equity compensation. At the officer level, the Committee designs the incentive compensation to reward company-wide performance. Bonus awards are contingent on achievement of a minimum budgeted net income goal in order to establish an incentive target opportunity for each participant under the Old Point Financial Corporation Incentive Compensation Plan (the “Incentive Plan”). After each participant’s incentive target opportunity is established, awards are determined following the end of the plan year based on the performance of the Company and, for employees who are not NEOs, individual/team performance against established goals. Awards under the Incentive Plan for NEOs are tied solely to Company performance. In 2016, stockholders approved the Incentive Stock Plan. Under the Incentive Stock Plan, the Committee has the ability to award equity compensation in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units to key employees in its discretion. In 2024, restricted stock awards were granted to the Company’s senior management team as well as to non-employee directors. Generally, the types of compensation and benefits provided to the Company’s senior management are intended to be similar to those provided to other executive officers in comparable institutions in Virginia. The Committee believes it is important to have the most capable managers in place and that it would be a disservice if executives were not adequately rewarded for positive performance.

Say-on-Pay Vote

In connection with the 2024 Annual Meeting of Stockholders, the Company asked its stockholders to approve the compensation of the Company’s NEOs as disclosed in the proxy statement. Although the advisory vote on executive compensation was non-binding, the Committee considered the outcome of this vote when making subsequent compensation decisions for the CEO and other executive officers. At the Company’s 2024 Annual Meeting of Stockholders held on May 28, 2024, approximately 87% of the stockholders who voted on the “say-on-pay” proposal approved the compensation of the Company’s NEOs. In light of stockholder support, the Company did not make any significant changes to the Company’s executive compensation practices for the remainder of 2024 or for 2025.

Board Process

Compensation adjustments and monetary awards to executive officers are recommended by the Committee for approval by the full Board of Directors, which makes the final decisions. Officers of the Company or its subsidiaries who serve on the Company’s Board of Directors are not present during deliberations or voting with respect to their compensation.

Generally, on its own initiative, the Committee reviews the individual performance for the CEO, and following discussions with him, recommends his compensation level to the full Board of Directors (excluding the CEO). For the remaining NEOs, the CEO makes recommendations to the Committee that generally, with minor adjustments, are accepted by the Committee and presented to the full Board of Directors for approval annually during the month of March.

The Committee approves equity grants to the CEO based on the Committee’s evaluation of his performance and to other executive officers based on the recommendation of the CEO. Under the Incentive Stock Plan, equity-based awards, and any related performance goals for NEOs will be determined by the Committee, which is composed entirely of “independent directors.”

The Committee, from time to time, engages Pearl Meyer to assist the Committee in assessing and revising the Company’s compensation for officers and directors. In years when it is engaged, Pearl Meyer conducts a comprehensive competitive market assessment of the Company’s executive and non-employee director compensation programs.

Pearl Meyer does not provide any consulting services to the Company other than in connection with executive and non-employee director compensation advice, and it maintains no other economic relationship with the Company. The Committee assessed the independence of Pearl Meyer pursuant to SEC and NASDAQ rules and concluded that the advice it receives from Pearl Meyer is objective and not influenced by other relationships that could be viewed as conflicts of interest.

Targeted Overall Compensation

To assist in establishing the aggregate level of compensation that the Company would pay in 2024, the Committee utilized a 2022 peer group analysis prepared by Pearl Meyer of 20 Mid-Atlantic banks (Blue Ridge Bankshares, Inc., The Community Financial Corporation, C&F Financial Corporation, John Marshall Bancorp, Inc., FVCBankcorp, Inc., Norwood Financial Corp., MainStreet Bancshares, Inc., Franklin Financial Services Corporation, First United Corporation, FNCB Bancorp, Inc., National Bankshares, Inc., Peoples Bancorp of North Carolina, Inc., Eagle Financial Services, Inc., CB Financial Services, Inc., First National Corporation, AmeriServ Financial, Inc., F & M Bank Corp., Pinnacle Bankshares Corporation, Bank of the James Financial Group, Inc., and Village Bank and Trust Financial Corporation) with assets ranging from $743 million to $2.9 billion. The Company’s assets were approximately $1.5 billion at December 31, 2024. Generally, targeted overall compensation correlates to what these financial institutions would offer individuals to fill executive management positions with similar skills and backgrounds to those the Company employs. Additionally, total compensation is established relative to the Company’s performance and internal/external peer comparisons.

For 2024, the CEO was assigned cash compensation of $465,000. This compensation level was considered in line with the related Bank CEO peer data and commensurate with his duties and responsibilities.

The Committee follows a similar process with respect to establishing targeted overall compensation for the other NEOs. While the Committee considers the peer compensation analysis, the responsibilities of the Company’s NEOs vary widely and the direct comparisons with the peer group do not always provide an appropriate direct comparison point. Based upon the Committee’s review of the peer compensation analysis and review of Company and individual performance during 2023, the Committee set the 2024 overall targeted compensation for the other NEOs at levels that are in the mid-range for positions among the peer group with similar scope of responsibility and required skill level.

Allocation Among Components

Under the Company’s 2024 compensation structure, the approximate mix of base salary, target incentive compensation and equity compensation, was as follows:

	Base Salary	Incentive Compensation	Equity Compensation
Chief Executive Officer	70%	20%	10%
Other NEOs	75%	15%	10%

In allocating compensation among base salary, annual bonus compensation and equity compensation, the Committee believes that the compensation of senior-most levels of management should begin with a base level. Bonuses and equity compensation are generally awarded based on Company performance and are designed to encourage good behavior and best practices. Base salaries generally represent a large portion of the executive officers’ total cash compensation and are generally considered to be average relative to the Company’s peer financial institutions. Base salaries are also based on individual performance components.

The Committee believes that the top levels of management have the greatest ability to influence Company performance. Therefore, the Committee bases annual bonus compensation on Company performance. When the Company’s performance is above budgeted goals, the top levels of management are rewarded. Likewise, when the Company’s performance does not meet budgeted expectations, the top levels of management receive a lower or no bonus.

Under the Incentive Stock Plan, the Committee has the ability to award equity compensation in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units to key employees in its discretion. In 2024, restricted stock awards were made to certain members of senior management and non-employee directors.

Base Salaries

The Committee strives to provide executive management with a fair and reasonable level of assured cash compensation in the form of base salary given their professional status and accomplishments. The Company has a compensation structure with salary ranges for management including the CEO and other executive managers. These ranges are based on the peer compensation analysis discussed above. The last adjustments to the ranges were made in March 2022 in an effort to remain fair and reasonable within the Company’s marketplace. The structure is designed to recruit and retain qualified personnel and is reviewed on an annual basis by the Committee to determine if adjustments to the ranges are appropriate. For 2024, the base salary ranges used for setting salaries were $368,000 to $523,000 for the CEO and from $176,000 to $381,000 for the other NEOs.

Each March, the Committee recommends the base salary of the CEO within the established range to the Board of Directors. Within this range, the CEO’s base salary is determined using the peer compensation analysis in addition to the CEO’s individual and Company performance during the prior year. The base salary of the CEO as of April 1, 2024 was increased to $465,000 to align with current roles and responsibilities.

For the executive officers other than the CEO, each March the Committee recommends the executive’s base salary within the established range to the Board of Directors, based on the recommendation of the CEO. The base salaries of other officers including the other executive officers are determined using the peer compensation analysis in addition to the officer’s individual performance during the prior year and the Company’s performance during the prior year, based on the same performance objectives used for the CEO.

In 2024, the CSO’s salary was increased to $370,000 and the CBO’s salary was increased to $303,000. The CSO’s increase reflected a standard merit increase.  The CBO’s increase reflected a promotion to Chief Banking Officer.

Bonuses

The Company has in place an annual Incentive Plan that includes designated exempt employees, including all of the named executive officers. The Incentive Plan is designed to motivate and reward Participants for the achievement of fiscal year financial and non-financial objectives that directly contribute to the success of the Company. The Incentive Plan provides for the potential payment of annual cash bonus awards to designated exempt employees of the Company and its subsidiaries (“Participants”) based on the achievement of Company and, in the case of certain revenue generating employees, individual and team performance goals established by the Committee or CEO, as appropriate, for each plan year.

Under the Incentive Plan, at the beginning of each plan year, the Committee, upon the recommendation of the CEO, will approve Participants for the year. The Committee or the CEO, as appropriate, will also establish target bonus amounts and performance goals and weighting for the determination of bonus awards for each Participant for the year. Following the end of each year, the Committee, upon the recommendation of the CEO, will review Company and where applicable, individual and team performance against the established goals and determine the cash bonus award earned by each Participant, if any. Bonuses earned under the Incentive Plan are paid in cash during the first quarter following the end of each plan year.

The target bonus amounts and performance goals and weightings for a plan year will not be the same for all Participants, but the primary Company performance goal under the Incentive Plan will be the Company’s budgeted amount for net income for the year.

To ensure dollars are available based on performance to fund the Incentive Plan, the Company must achieve a threshold (minimum) level of budgeted net income each year to formally fund the Incentive Plan. If the threshold level of budgeted net income is not achieved, the plan will not activate. However, the Committee has the ability to make discretionary awards to key performers if the plan does not activate. The Committee also has discretion to modify, increase or eliminate awards based on any positive or negative business factors.

Each year, a Participant will be eligible to earn a cash bonus award consisting of a target base bonus award that may be increased or decreased based on the Company’s net income for the plan year as well as Company and, in the case of certain employees, individual and team performance against other established goals. The target bonus amounts will be equal to a percentage of the Participant’s base salary earned during the plan year. The maximum is the amount received if all objectives are exceeded and reach the maximum level of performance allowed by the plan’s design.

In order to pay incentive awards at the target level, the Company must achieve its budgeted net income goal for the year. If net income does not reach that level, each Participant’s incentive target opportunity will be reduced in accordance with a matrix approved by the Committee for the year. If net income exceeds the target each Participant’s incentive target opportunity will be adjusted higher in accordance with the matrix. No adjustments are made based on performance in between performance levels in the matrix. Incentive target opportunities will not adjust upward until the next performance level is achieved.

Actual awards can range from 0% to 200% of the adjusted target depending on performance. Threshold (i.e., minimum acceptable) performance will pay out at 50% of target and achieving stretch/maximum (i.e., superior) performance can result in awards up to 200% of target. For example, if a Participant’s adjusted target incentive opportunity is 4.00%, the threshold payout opportunity would be 2.00% (4% * 50%) and the stretch/maximum payout opportunity would be 8% (4% *200%).

Incentive awards for certain executive level officers, which includes all the NEOs, are tied to only Company performance and are not adjusted for individual performance.

The Incentive Plan also contains a clawback provision, providing that in the event the Company is required to prepare an accounting restatement due to error, omission or fraud, each executive officer may be required to reimburse the Company for part of or the entire incentive award received. To the extent the Company’s Clawback Policy (discussed below under “Clawback Policy”) and the Incentive Plan would require recoupment of the same compensation, the Clawback Policy governs.

For 2024, each of the Company’s NEOs was a Participant in the Incentive Plan. The target bonus amounts for each of the NEOs for 2024 was 20% of annual base salary earned.

For 2024, the budgeted net income goal was $11.4 million. The minimum level of net income required to fund the Incentive Plan for 2024 was 80% of budgeted net income goal, which would result in an adjusted threshold payout opportunity of 12.0% of annual base salary. In order to payout incentives at target, the Company would need to achieve its budgeted net income goal. In order to payout incentives at the maximum level, at least 120% of the budgeted net income goal must be achieved, which would result in an adjusted maximum payout opportunity of 18.0% of annual base salary earned for 2024. The Company’s net income for 2024 was $9.5 million which was above the 80% minimum level of net income required to fund the Incentive Plan for 2024.

The 2024 target bonuses and performance goals for the Company’s NEOs were based on achieving the budget goals for the following performance measures:

●	Return on Average Assets	weighting 50%
●	Efficiency Ratio	weighting 25%
●	Pre-Provision Net Revenue to Average Assets	weighting 25%

The target goal, the actual outcome and the achievement level for each of these performance measures for 2024 were as follows:

Performance Measurement	Goal	Actual*	Achievement Level

Return on Average Assets	0.67%	0.70%	Target

Efficiency Ratio	78.07%	79.11%	Not Achieved

Pre-Provision Net Revenue to Average Assets	0.96%	0.88%	Not Achieved
*The pre-provision net revenue to average assets performance measure was based on the company’s 2024 pre-provision net revenue (net interest income plus noninterest income minus noninterest expense) to average assets. When calculating the pre-provision net revenue to average assets performance measure, as well as return on the average assets and the efficiency ratio performance measures, the Committee authorized adjustments related to the one-time expenses incurred for the 2024 cost saving initiatives.

As noted above, under the Incentive Plan, the Committee has the ability to make discretionary awards to key performers if the Plan does not activate. No such discretion was exercised for the 2024 Incentive Plan payouts, as the Company’s net income was sufficient to fund the Incentive Plan for 2024.  In addition, the Committee has the discretion to adjust awards to key performers based on a variety of factors, including, among others, business factors and performance, individual performance, certain risk factors, such as asset and loan quality, the Company’s compensation philosophy and the influence of the Company’s compensation practices on its ability to attract and retain qualified executive leadership The Committee exercised such discretion for the 2024 Incentive Plan payouts. See the “Bonus” column of the Summary Compensation Table below.

Long-Term Incentive Compensation

On May 24, 2016, the Company’s stockholders approved the Incentive Stock Plan. The Incentive Stock Plan permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. With respect to executive compensation, the purpose of the Incentive Stock Plan is to promote the success of the Company by providing greater incentive to key employees to associate their personal interests with the long-term financial success of the Company and its subsidiaries and with growth in stockholder value, consistent with the Company’s risk management practices. The Incentive Stock Plan is designed to provide flexibility to the Company in its ability to motivate, attract, and retain the services of key employees and non-employee directors. In 2024, time-based restricted stock awards were granted to the Company’s senior management team and non-employee directors, consistent with the type of awards offered by our peer bank group.

Employment and Severance Agreements

Messrs. Shuford, Jr. and Witt

On February 22, 2018, the Company and the Bank entered into employment agreements with Mr. Shuford, Jr. and Mr. Witt effective as of February 22, 2018 (the “Effective Date”). Such agreements were amended December 15, 2023 (as amended, the “Agreements”) to reflect the current positions of Mr. Shuford, Jr. and Mr. Witt with the Company and the Bank as more particularly described in the Company’s Form 8-K filed on December 21, 2023. Mr. Shuford, Jr.’s agreement was further amended on January 10, 2025.  The terms of the Agreements are substantially similar to each other, except as described below.

The Agreements provide for an initial 3-year term for Messrs. Shuford, Jr. and an initial 2-year term for Mr. Witt, each beginning on the Effective Date, unless earlier terminated under the provisions of the Agreements. The Agreements will automatically renew for 3-year terms for Mr. Shuford, Jr. and for 2-year terms for Mr. Witt, beginning on the first anniversary of the Effective Date, unless the Agreements expire or are previously terminated or the Bank or the NEO gives written notice of non-renewal at least 60 days prior to the renewal date.

Under the Agreements, Mr. Shuford, Jr.’s annual base salary is at least $330,000; and Mr. Witt’s annual base salary is at least $297,030, subject to periodic review by the Company’s Board (or its designee). Each NEO is eligible to participate in the Incentive Plan, or any successor plan applicable to executives, and to receive equity-based or other awards granted under any equity plan established by the Company, in accordance with the terms of such plans, and as the Compensation and Benefits Committee may determine in the case of equity plan awards. In addition to any clawback provisions included in any cash or equity incentive plan or individual award agreement, the Agreements provide for the clawback of incentive compensation received from the Employer, including both equity and cash compensation, to the extent of any determined excess payment, in the event the Company is required to prepare a restatement of its financial results to correct an error that is material to previously issued financial statements and the result of which is that such incentive compensation paid would have been a lower amount had it been calculated based on such restated results or to the extent otherwise required by federal or state law or applicable regulation or stock exchange requirement.

Under the Agreements, each NEO is also eligible to participate in any benefit plans offered by the Employer to senior executives, including, without limitation, group medical insurance and a deferred compensation plan. The Bank pays each NEO’s monthly social dues for any approved country club.

Under the Agreements, each NEO’s employment may be terminated by the Employer with or without Cause (as defined in the Agreements), or the NEO may resign for or other than for Good Reason (as defined in the Agreements). If the NEO’s employment is terminated without Cause or the NEO resigns for Good Reason, the NEO will be entitled to receive any unpaid base salary through the date of termination; any annual incentive compensation earned during the calendar year preceding the calendar year of termination but not yet paid; and any benefits or awards vested, due and owing pursuant to the terms of any other plans, policies or programs (collectively, the “Accrued Obligations”) and certain other severance benefits as described below.

The Agreement with Mr. Shuford, Jr. provides that he will be entitled to severance equal to 24 months of his base salary in effect at the time of termination plus 2 times the average of his annual bonuses payable for the 2 calendar years preceding the calendar year in which the termination occurs, in each case paid in equal installments over 24 months, and a lump sum payment equal to 24 times the monthly rate of the Bank’s subsidy for coverage of medical, dental and vision benefits in effect on the date of termination. The Agreement with Mr. Witt provides that he will be entitled to severance equal to 18 months of his base salary in effect at the time of termination, plus 1.5 times the average of his annual bonuses payable for the 2 calendar years preceding the calendar year in which the termination occurs, in each case paid in equal installments over 18 months, and a lump sum payment equal to 18 times the monthly rate of the Bank’s subsidy for coverage of medical, dental and vision benefits in effect on the date of termination.

Each NEO will be entitled the Accrued Obligations and certain other severance benefits as described below, in the event the NEO’s employment is terminated without Cause or the NEO resigns for Good Reason within 2 years after a Change of Control (as defined in the Agreements). The Agreement with Mr. Shuford, Jr. provides that he will be entitled to an amount equal to 2.99 times his base salary in effect at the time of termination plus 2.99 times the average bonus payable for the 5 calendar years preceding the calendar year in which the termination occurs (beginning with 2018), in each case paid in equal installments over 24 months, and a lump sum payment equal to 24 times the monthly rate of the Company’s subsidy for coverage of medical, dental and vision benefits in effect on the date of termination. The Agreement with Mr. Witt provides that he will be entitled to an amount equal to 2 times his base salary in effect at the time of termination plus 2 times the average bonus payable for the 5 calendar years preceding the calendar year in which the termination occurs (beginning with 2018), in each case paid in equal installments over 24 months, and a lump sum payment equal to 18 times the monthly rate of the Bank’s subsidy for coverage of medical, dental and vision benefits in effect on the date of termination. The Agreements provide that, in the event of a Change of Control, any severance payments or benefits to be paid pursuant to the Agreements will be limited (or cutback) to one dollar less than the maximum amount deductible under Section 280G of the Internal Revenue Code (the “Code”), if such a reduction would cause the NEO to receive more after-tax compensation than without the reduction.

If the NEO employment terminates due to death, the Agreements provide that the NEO’s spouse or the NEO’s estate shall receive payment of the Accrued Obligations. If the NEO’s employment terminates due to Incapacity (as defined in the Agreements) of the NEO, the Employer shall have no obligation to the NEO other than payment of the Accrued Obligations. If the NEO’s employment terminates for Cause or if the NEO terminates employment other than Good Reason (before or after a Change of Control), the NEO will be entitled to any unpaid base salary through the date of termination and payment of any vested and irrevocable benefits (excluding incentive compensation) due and owing pursuant to the terms of any plans, policies or programs.

The Agreements also include the following covenants that apply to the NEO following the cessation of the NEO’s employment for any reason, including nonrenewal of the Agreements: (i) a confidentiality covenant that applies for 5 years following the cessation of the NEO’s employment; (ii) a non-solicitation covenant that applies for 24 months following the cessation of employment for Mr. Shuford, Jr. and for 18 months following cessation of employment for Mr. Witt; (iii) a non-piracy covenant that applies for 24 months following the cessation of employment for Mr. Shuford, Jr. and for 18 months following cessation of employment for Mr. Witt; and (iv) a non-competition covenant that applies for 24 months following the cessation of employment for Mr. Shuford, Jr. and for 18 months following cessation of employment for Mr. Witt. Except for the Accrued Obligations, payment of all of the severance payments and benefits discussed above (other than termination due to death or Incapacity) is contingent on the NEO’s signing and not revoking a release and on the NEO’s compliance with these restrictive covenants.

In certain cases, some or all of the severance payments and benefits provided on termination of the NEO’s employment may be delayed for 6 months following termination to comply with the requirements of Section 409A of the Code. Any payment required to be delayed would be paid at the end of the 6-month period in a lump sum, with any payments due after the 6-month period being paid at the normal payment date provided for under the Agreements. In the case of benefits that are delayed, the NEO would pay the cost of benefits coverage during the 6-month delay period and then be reimbursed by the Employer at the end of the 6-month period.

Mr. Buckless

On February 22, 2018, the Bank entered into a change of control severance agreement with Mr. Buckless.  On November 15, 2024, the change of control severance agreement was amended (the “Severance Agreement”).

The Severance Agreement provides certain payments and benefits in the event of a termination of Mr. Buckless’s employment by the Bank without Cause (as defined in the Severance Agreement) (other than due to death or incapacity, as defined in the Severance Agreement) or by Mr. Buckless for Good Reason (as defined in the Severance Agreements) within the two-year period following a Change of Control (as defined in the Severance Agreements). In such event, Mr. Buckless would be entitled to (i) any unpaid base salary through the date of termination; (ii) any annual incentive compensation earned during the calendar year preceding the calendar year of termination, but not yet paid; and (iii) any benefits or awards vested, due and owing pursuant to the terms of any other plans, policies or programs, payable when otherwise due (collectively, the “Severance Accrued Obligations”) and certain other payments and benefits as described below.  In addition to the Severance Accrued Obligations, Mr. Buckless would be entitled to receive (i) an amount equal to two times his base salary as in effect at the time of termination, payable in equal installments over a 12-month period; (ii) an amount equal to two times the average annual bonus payable for the five years preceding the calendar year in which the termination occurs (or the average for the number of years the Severance Agreement had been in effect if less than five years), payable in equal installments over a 12-month period; and (iii) a lump sum amount equal to the product of 24 times the monthly rate of the Bank’s subsidy for coverage in its medical, dental and vision plans for active employees. The Severance Agreement provides that, in the event of a Change of Control, any severance payments or benefits to be paid pursuant to the Severance Agreement will be limited (or cutback) to one dollar less than the maximum amount deductible under Section 280G of the Code.

The Severance Agreement also includes the following covenants that would apply to Mr. Buckless following the termination of employment for any reason: (i) a confidentiality covenant that applies for five years following the termination of employment; and (ii) non-solicitation, non-piracy and non-competition covenants that each apply for 12 months following the termination of employment. Except for the Severance Accrued Obligations, payment to Mr. Buckless of all of the payments and benefits discussed above is contingent on his signing and not revoking a release and on his compliance with the restrictive covenants.

In certain cases, some or all of the payments and benefits provided on termination of employment may be delayed for six months following termination to comply with the requirements of Section 409A of the IRC.

Clawback Policy

On November 21, 2023, effective as of October 2, 2023, the Board of Directors adopted a new clawback policy (the “Clawback Policy”) that fully aligns to the NASDAQ listing standards adopted in accordance with Section 10D of the Exchange Act, which govern such policies. A copy of our Clawback Policy is publicly available as an exhibit to the Form 10-K.

Our Clawback Policy covers current and former executive officers and applies to any compensation granted, earned, or vested, based wholly or in part on the attainment of a financial reporting measure, including non-GAAP, stock price or total stockholder return metrics. In the event of a financial restatement, the policy dictates that the Company must recoup the incremental amount an executive officer erroneously received as a result of the misstated financials, regardless of whether or not executive misconduct was present. The look-back period for recoupment consists of the three completed fiscal years preceding the date upon which the restatement is deemed required under the rules. The Compensation and Benefits Committee has broad discretion in determining the means of recovery, provided such approach is permitted under the NASDAQ rules and done reasonably promptly.

Perquisites and Other Compensation

None of the NEOs received perquisites or other personal benefits in excess of $10,000 in 2024. These benefits, such as social club dues, would be detailed in the table entitled “All Other Compensation” if perquisites or other personal benefits in excess of $10,000 had been received.

The Committee reviews any perquisites that the CEO and the other NEOs may receive on an annual basis. In general, the Company does not provide its executives with many of the types of perquisites that other companies offer their executives, such as personal use of a company vehicle or vehicle allowances. Exceptions are made when an NEO has responsibilities, such as sales and customer relationship management that require certain allowances to be paid. In addition to the base salary and incentive compensation described above, the Company provides its NEOs with the same benefit package available to all of its salaried employees. This package includes:

●	Medical and dental insurance (portion of costs);
●	Medical/dependent care reimbursement plan;
●	Health Savings Plan;
●	Life insurance;
●	Short and long-term disability insurance;
●	Participation in the Old Point Financial Corporation Employee Stock Purchase Plan (the ESPP) through which employees can purchase shares of the Company’s common stock at a discount; and
●	Participation in the Company’s 401(k) plan, including the Company match.

The Company also offers post-retirement life insurance benefits to certain members of senior management in the form of a split dollar plan and a Management Section 162 Life Insurance Plan (“162 Plan”). For the split dollar plan, the Company owns the policy and cash values provide an annual return to the Company while providing a term insurance benefit to the individual employee, utilizing bank owned life insurance (“BOLI”) with a portion of the death benefit endorsed to the insured officer through a split dollar agreement. The amount endorsed under the BOLI equaled 300% of the current base salary, with the amount to increase 4% each year through termination or retirement. If the officer remains in the Company’s employment through retirement, and has not elected to participate in the 162 Plan discussed below, the officer would receive a post-retirement benefit equal to 50% of the pre-retirement benefit.

Due to the accounting rules issued by The Emerging Issues Task Force of the Financial Accounting Standards Board, the economics of BOLI have changed for the Company. Beginning in 2008, in lieu of BOLI, the NEOs that are fully vested in the split dollar plan are eligible to participate in the 162 Plan which offers key executives permanent life insurance protection which they own and maintain from inception of the policy. For any NEO electing to participate in the 162 Plan, the Company pays annual premiums until the individual reaches retirement age. The Company also grosses up the NEO’s income with respect to taxes owed in connection with the 162 Plan premiums. During the period leading up to retirement age, the BOLI benefit to the NEO decreases in the same proportion that the 162 Plan benefit increases. As of the end of 2022, certain members of senior management, including some of the NEOs, took advantage of one or both of these benefits.

Relocation Benefits

The Company does not have a policy providing for relocation benefits.

Policies and Practices for Granting Certain Equity Awards

Stock options have not been a component of equity compensation awarded by the Company in recent years. The Company did not award stock options to any of the NEOs during 2024. Consequently, the Company does not have a formal policy on the timing or terms of awards of options in relation to the disclosure of material nonpublic information by the Company. For grants of other equity awards, such as restricted stock awards, the Compensation Committee schedules grants of equity awards at generally consistent times throughout the year. The Company does not time the release of material nonpublic information based on equity award grant dates for the purpose of affecting the value of executive compensation.

Stock Ownership Guidelines

Although the Committee believes that significant levels of stock ownership will assist in retaining qualified and motivated executive officers, the Committee has not established stock ownership guidelines for any of its officers.

The following table summarizes the total compensation for the years ended December 31, 2024 and December 31, 2023 of the Company’s CEO and each of the Company’s other two most highly compensated executive officers.

Summary Compensation Table
Fiscal 2024 & 2023

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Robert F. Shuford, Jr. CEO	2024	$465,000	$35,831	$42,150	$95,200	$56,944	$695,125
	2023	$425,500	--	$51,600	$54,352	$55,613	$587,065
Joseph R. Witt CSO	2024	$370,000	--	$36,994	$57,672	$62,680	$527,346
	2023	$356,250	--	$36,000	$14,400	$61,538	$468,188
Donald Buckless CBO	2024	$293,000	$4,500	$29,294	$45,670	$10,701	$383,165

(1)	For 2024, these amounts reflect the portion of the 2024 Incentive Plan payouts that were paid in the discretion of the Compensation Committee as discussed above under “Compensation Overview.”

(2)
These amounts reflect the grant date fair values of the restricted stock awards received under the Incentive Stock Plan on May 4, 2023 and May 1, 2024 (calculated in accordance with ASC Topic 718 and based on the closing price of the Company’s common stock on the grant date).

(3)	Amounts for 2024 shown in the “All Other Compensation” column are detailed in the table below.

 All Other Compensation
Fiscal 2024

Name	Perquisites and Other Personal Benefits (1)	Tax Gross-Ups and Reimbursements (2)	Dividends Paid on Stock Awards (3)	Discounted Securities Purchases	Payments/Accrual on Termination Plans	Company Contributions to Defined Contribution Plans (4)	Company Paid Life Insurance Premiums (5)	Other
Robert F. Shuford, Jr.	--	$13,144	$4,482	--	--	$13,800	$25,518	--
Joseph R. Witt	--	$15,516	$3,241	--	--	$13,800	$30,123	--
Donald Buckless	--	--	$2,330	--	--	$8,371	--	--

(1)	None of the NEOs received perquisites or other personal benefits in excess of $10,000 in 2024.

(2)	The amounts in this column reflect the tax gross-ups for the premiums paid for the 162 Plan for Messrs. Shuford, Jr. and Witt.

(3)	The amounts represent nonforfeitable dividends paid on unvested restricted stock awards pursuant to the Incentive Stock Plan.

(4)	The amounts in this column reflect the Company’s match of 401(k) plan contributions.

(5)	The amounts in this column reflect the amounts paid in premiums for the 162 Plan. No amounts are included with respect to BOLI because the Company had no incremental cost attributable to BOLI in 2024.

Outstanding Equity Awards

The following table includes certain information with respect to all unvested restricted stock held by the NEOs at December 31, 2024. None of the NEOs held any unexercised options at December 31, 2024.

Outstanding Equity Awards at 2024 Fiscal Year-End

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Robert F. Shuford, Jr.
	5/3/2022 (3)	--	--	--	--	--	2,339	$60,954	--	--

	5/4/2023 (4)	--	--	--	--	--	3,000	$78,180	--	--

	5/1/2024 (5)	--	--	--	--	--	3,000	$78,180	--	--

Joseph R. Witt
	5/3/2022 (3)	--	--	--	--	--	1,345	$35,051	--	--

	5/3/2023 (4)	--	--	--	--	--	2,093	$54,544	--	--

	5/1/2024 (5)	--	--	--	--	--	2,633	$68,616	--	--

Donald Buckless
	5/3/2022 (3)	--	--	--	--	--	916	$23,871	--	--

	5/3/2023 (4)						1,453	$37,865

	5/1/2024 (5)	--	--	--	--	--	2,085	$54,335	--	--

(1)	These shares were granted under the Company’s Incentive Stock Plan.

(2)	This amount represents the fair market value of the restricted stock as of December 31, 2024. The closing price of the Company’s common stock was $26.06 on that date.

(3)	Reflects time-based restricted stock granted, 100% of which vests on May 3, 2025.

(4)	Reflects time-based restricted stock granted, 100% of which vests on May 4, 2026.

(5)	Reflect time-based restricted stock granted 100% of which vests on May 1, 2027.

The Company no longer has a defined benefit pension plan.

DIRECTOR COMPENSATION

The Compensation and Benefits Committee considers Board compensation on an annual basis in most years based on an informal survey of board compensation paid by peer financial institutions. The Committee also engages Pearl Meyer & Partners (Pearl Meyer) to conduct periodic comprehensive competitive market assessments of the Company’s non-employee director compensation program. During 2024, the fees paid in cash were for non-employee director attendance at Board meetings and committee meetings, and each non-employee director was paid an annual retainer fee. Non-employee directors of the Bank and Wealth receive $1,000 and $400, respectively, for each Board meeting they attend. The non-employee directors on the Peninsula Regional Board and Southside Regional Board receive $150 for each Regional Board meeting they attend. The non-employee directors of the Bank and Wealth receive $400 for each committee meeting they attend except for the Wealth Investment Committee meetings for which members receive $250. Non-employee directors of the Bank and Wealth receive an annual retainer fee of $12,000 and $4,000, respectively. The non-employee directors on the Peninsula Regional Board and the Southside Regional Board each receive an annual retainer fee of $1,000. In addition, the Chairman of the Audit Committee, the Chairman of the Compensation and Benefits Committee, and the Chairman of the Nominating and Corporate Governance Committee each receive an additional $5,000 annual retainer, the Lead Director of the Wealth Board receives an additional $2,000 annual retainer, the Lead Director of the Bank Board receives an additional $10,000 annual retainer, the Chairman of the Directors Loan Committee receives an additional $4,000 annual retainer, and the Chairman of the Board Risk Committee and the Chairman of the Capital Management Committee each receive an additional $2,000 retainer. Non-employee directors are eligible to receive equity compensation awards under the Incentive Stock Plan. The Committee began awarding equity compensation to non-employee directors in 2018. In 2024, each non-employee director received an award of 1,210 shares of restricted stock that vest in one year. The Company reimburses travel, lodging and meal expense for all directors living outside of Virginia to attend Board and Committee meetings. The Company also pays for all directors and their spouses to attend Board seminars. None of the directors received perquisites or other personal benefits in excess of $10,000 in 2024. Any recommendations for changes in Board compensation are generally made by the Compensation and Benefits Committee and presented to the full Board for approval.

The following table provides compensation information for the year ended December 31, 2024 for each non-employee member of the Company’s Board of Directors.

Director Compensation Fiscal 2024

Name (1)	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (4)	Total ($)
Stephen C. Adams	$38,550	$17,000	$-	$-	$647	$56,197
Sarah B. Castleberry	$44,050	$17,000	$-	$-	$647	$61,697
Michael A. Glasser	$35,400	$17,000	$-	$-	$647	$53,047
John Cabot Ishon	$49,200	$17,000	$-	$-	$647	$66,847
William F. Keefe	$32,600	$17,000	$-	$-	$647	$50,247
Tom B. Langley	$37,500	$17,000	$-	$-	$647	$55,147
Robert F. Shuford, Sr.	$36,650	$17,000	$-	$-	$647	$54,297
Ellen Clark Thacker	$49,200	$17,000	$-	$-	$647	$66,847
Elizabeth S. Wash	$49,800	$17,000	$-	$-	$647	$67,447

(1)
Robert F. Shuford, Jr. and Joseph R. Witt are not included in this table because during 2024, they were employees of the Company and the Bank and did not separately receive compensation for their Board service. Their compensation is reported in the Summary Compensation Table above.

(2)
Directors can elect to have fees earned for board meetings, committee meetings, and annual retainers to be paid in either cash or stock awards. For the year ended December 31, 2024, Sarah B. Castleberry elected for $42,850 of her fees to be paid in stock, Michael A. Glasser elected for $6,900 of his fees to be paid in stock, Tom B. Langley elected for $25,100 of his fees to be paid in stock, and Elizabeth S. Wash elected for $22,000 of her fees to be paid in stock. The amount of fees paid in stock to these Directors is the cumulative fair value at the issuance dates.

(3)
These amounts reflect the grant date fair value of the restricted stock awards received under the Incentive Stock Plan on May 1, 2024 (calculated in accordance with ASC Topic 718 based on the closing price of the Company’s common stock on the grant date). As of December 31, 2024, each non-employee director had 1,210 shares of unvested restricted stock outstanding.

(4)	The amounts represent nonforfeitable dividends paid on unvested restricted stock awards pursuant to the Incentive Stock Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains summary information as of December 31, 2024 with respect to the Incentive Stock Plan and the ESPP.

Equity Compensation Plan Information

Plan Category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
	--	--	--

2016 Incentive Stock Plan (1)
	--	--	152,022

Employee Stock Purchase Plan (2)
	--	--	207,502

Equity compensation plans not approved by security holders
	--	--	--

Total
	--	--	359,524

(1)
Shares available to be granted under the Incentive Stock Plan as of December 31, 2024, in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units.

(2)	Shares under the ESPP have no exercise price. Includes shares subject to purchase during the offering period that included December 31, 2024.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, the following table sets forth certain information as of April 11, 2025, concerning the number and percentage of shares of the Company’s common stock beneficially owned by each of the Company’s directors and named executive officers, and by the Company’s current directors and executive officers as a group. In addition, the table includes information with respect to persons known to the Company who own or may be deemed to own more than 5% of the Company’s common stock as of April 11, 2025. Except as otherwise indicated, all shares are owned directly, and the named person possesses sole voting and sole investment power with respect to all such shares. None of the shares reported in this table are pledged as collateral.

	Number of Shares Beneficially Owned (1)		Percentage of Class Beneficially Owned (18)
Stephen C. Adams	17,419	(2)	*
Michael A. Glasser	12,539	(3)	*
Sarah B. Castleberry	12,125	(4)	*
John Cabot Ishon	55,776	(5)	1.09%
William F. Keefe	11,544	(6)	*
Tom B. Langley	16,508	(7)	*
Robert. F. Shuford, Sr.	481,953	(8)	9.44%
Robert F. Shuford, Jr.	52,618	(9)	1.03%
Ellen Clark Thacker	108,052	(10)	2.12%
Elizabeth S. Wash	14,603	(11)	*
Joseph R. Witt	23,268	(12)	*
Donald Buckless	11,306	(13)	*
All directors & executive officers as a group (16 persons)	845,833	(14)	16.57%

>5% Stockholders

Robert F. Shuford, Sr. 101 East Queen Street P. O. Box 3391 Hampton, Virginia 23669	481,953	(8)	9.44%

PL Capital Advisors , LLC 750 Eleventh Street South, Suite 202 Naples, Florida 34102	720,861	(15)	14.12%

Fourthstone, LLC	344,620	(16)	6.75%
575 Maryville Centre Drive, Ste. 110 St. Louis, Missouri 63141

Southern BancShares (N.C.), Inc. 116 East Main Street Mount Olive, North Carolina 28365	302,239	(17)	5.92%

*Represents less than 1% of the Company’s outstanding common stock.

(1)
For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Exchange Act under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within sixty days.

(2)
Includes 115 shares as to which Mr. Adams shares voting and investment power and 222 shares held by Mr. Adams’s spouse, as to which Mr. Adams has no voting or investment power. Includes 1,810 restricted shares over which Mr. Adams does not have investment power until such shares vest. Mr. Adams has sole voting power with regard to these shares.

(3)
Includes 4,740 shares as to which Mr. Glasser shares voting and investment power. Includes 2,000 shares held by the Richard S. Glasser Family, LLC, as to which Mr. Glasser manages and has sole voting and investment power. Includes 1,810 restricted shares over which Mr. Glasser does not have investment power until such shares vest. Mr. Glasser has sole voting power with regard to these shares.

(4)	Includes 1,810 restricted shares over which Mrs. Castleberry does not have investment power until such shares vest. Mrs. Castleberry has sole voting power with regard to these shares.

(5)
Includes 7,500 shares as to which Mr. Ishon shares voting and investment power, and 15,210 shares held by Mr. Ishon’s spouse, as to which Mr. Ishon has no voting or investment power. Also includes 101 shares held by Hampton Stationery, for which Mr. Ishon is President and has shared voting and investment power. Includes 1,810 restricted shares over which Mr. Ishon does not have investment power until such shares vest. Mr. Ishon has sole voting power with regard to these shares.

(6)	Includes 1,810 restricted shares over which Mr. Keefe does not have investment power until such shares vest. Mr. Keefe has sole voting power with regard to these shares.

(7)	Includes 1,810 restricted shares over which Mr. Langley does not have investment power until such shares vest. Mr. Langley has sole voting power with regard to these shares.

(8)
In his capacity as a director of VuBay Foundation, Robert F. Shuford, Sr., shares with three other directors of VuBay Foundation, voting and investment power with respect to 179,552 shares held by VuBay Foundation. Includes 1,810 restricted shares over which Mr. Shuford, Sr. does not have investment power until such shares vest. Mr. Shuford, Sr. has sole voting power with regard to these shares.

(9)
Includes 1,154 shares held by his spouse as to which Mr. Shuford, Jr. has no voting or investment power and an additional 10,783 restricted shares over which Mr. Shuford, Jr. does not have investment power until such shares vest. Mr. Shuford, Jr. has sole voting power with regard to these shares.

(10)
Includes 76,888 shares as to which Mrs. Thacker shares voting and investment power, and 831 shares held by her spouse as to which Mrs. Thacker has no voting or investment power. Includes 1,810 restricted shares over which Mrs. Thacker does not have investment power until such shares vest. Mrs. Thacker has sole voting power with regard to these shares.

(11)
Includes 2,272 shares as to which Mrs. Wash shares voting and investment power. Includes 1,810 restricted shares over which Mrs. Wash does not have investment power until such shares vest. Mrs. Wash has sole voting power with regard to these shares.

(12)	Includes 7,293 restricted shares over which Mr. Witt does not have investment power until such shares vest. Mr. Witt has sole voting power with regard to these shares.

(13)	Includes 5,941 restricted shares over which Mr. Buckless does not have investment power until such shares vest. Mr. Buckless has sole voting power with regard to these shares.

(14)
Includes shares held by Thomas Hotchkiss, including 5,592 restricted shares over which Mr. Hotchkiss does not have investment power until such shares vest but has sole voting power with regard to these shares. Includes shares held by A. Eric Kauders, Jr., including 5,608 restricted shares over which Mr. Kauders does not have investment power until such shares vest but has sole voting power with regard to these shares. Includes shares held by Cathy Liles, including 1,370 restricted shares over which Ms. Liles does not have investment power until such shares vest but has sole voting power with regard to the shares.  Includes shares held by Andrew B. Buxbaum, including 3,953 restricted shares over which Mr. Buxbaum does not have investment power until such shares vest but has sole voting power with regard to these shares.

(15)
Based solely on information as of April 3, 2025 contained in Amendment No. 10 to Schedule 13D filed with the SEC on April 4, 2025, jointly by PL Capital Advisors, LLC, which serves as an investment manager or advisor to various investment partnerships, funds and managed accounts, and Richard J. Lashley and John W. Palmer, each of whom serves a as managing member of PL Capital Advisors, LLC. Based on information contained in the Amendment No. 10, PL Capital Advisors, LLC, Richard J. Lashley and John W. Palmer each had shared voting and investment power with respect to 720,861 shares.

As noted above, the Company entered into a Settlement Agreement with PL Capital Group on March 16, 2016, which was subsequently amended on August 12, 2021. Among other things, the Settlement Agreement provides that, until its termination, the Company will nominate Mr. Keefe for election to the Board of Directors and solicit proxies for his election, and PL Capital Group and Mr. Keefe will (i) vote all their common stock of the Company in favor of each nominee and each proposal recommended by the Board of Directors and against each nominee and each proposal not recommended by the Board of Directors; and (ii) comply with the terms of customary standstill provisions.

(16)
Based solely on information as of December 31, 2024 contained in Schedule 13G filed with the SEC on February 14, 2025.  According to the Schedule 13G, Fourthstone, LLC has shared voting and investment power with respect to 344,620 shares, Fourthstone Master Opportunity Fund, Ltd. has shared voting and investment power with respect to 245,753 shares, Fourthstone GP, LLC has shared voting and investment power with respect to 98,867 shares, Fourthstone QP Opportunity Fund LP has shared voting and investment power with respect to 73,752 shares, Fourthstone Small-Cap Financials Fund LP has shared voting and investment power with respect to 25,115 shares, and L. Phillip Stone, IV has shared voting and investment power with respect to 344,620 shares.

(17)
Based solely on information as of August 8, 2023 contained in Schedule 13D filed with the SEC on August 9, 2023 by Southern BancShares (N.C.), Inc. According to the Schedule 13D, Southern BancShares (N.C.), Inc. has shared voting and investment power with respect to 195,584 shares. First Citizens BancShares, Inc., a corporation in which Frank B. Holding, Jr., a shareholder of Southern BancShares (N.C.), Inc. serves as a director and officer, and is also a principal shareholder owns 106,655 shares. Southern BancShares (N.C.), Inc. disclaims voting and dispositive power with respect to the shares owned by First Citizens BancShares, Inc.

(18)	All percentages are based on 5,105,029 shares of common stock outstanding, which includes shares that are outstanding but not presently entitled to vote.

According to information provided to the Company by Wealth, as of April 11, 2025, 814,317 shares are held in accounts at Wealth, of which 145,933 are held in accounts in which Wealth is trustee.  Of that, Wealth has sole voting power with respect to 19,125 shares and has no voting power or investment power with respect to 44,303 shares of the Company.  No one individual trust account beneficially owns more than 5% of the Company’s outstanding shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Interest of Management in Certain Transactions

Some of the Company’s directors, executive officers, and members of their immediate families, and corporations, partnerships, and other entities of which such persons are officers, directors, partners, trustees, executors, or beneficiaries, are customers of the Bank. All loans and commitments to lend to such individuals were made in the ordinary course of business, upon substantially the same terms, including interest rates and collateral and repayment terms, as those prevailing at the time for comparable transactions with other unrelated persons and in the opinion of management did not involve more than normal risk of collectability or present other unfavorable features. Pursuant to the Company’s written Insider Policy, all directors, and executive officers (including named executive officers), who have specific business contracts with the Company or the Bank greater than $25,000 or aggregate business dealings with the Company or the Bank greater than $120,000 per calendar year are considered significant and must be submitted to the Board of Directors for approval. Directors and executive officers are expected to make reasoned and impartial decisions in the workplace. As a result, approval of the proposed business is denied if the Board believes that the director’s or executive officer’s interest in such business could influence decisions relative to the Company’s business or have the potential to adversely affect the Company’s business or the objective performance of the director’s function or executive officer’s work. The Board of Directors is responsible for overseeing compliance with the Insider Policy.

Since January 1, 2024, there were no transactions that qualified as related party transactions required to be disclosed pursuant to Item 404 of Regulation S-K. In the fiscal year ended December 31, 2023, the Company purchased office supplies in the amount of $154,144 inclusive of sales tax from Hampton Stationery, Mr. Ishon, a director of the Company, is President and sole shareholder of Hampton Stationery.

Director Independence

The Board of Directors is comprised of a majority of “independent directors,” as defined by the listing standards of the NASDAQ Stock Market (NASDAQ). Independent Directors do not receive consulting, legal or other fees from the Company other than Board and committee compensation. Although entities affiliated with certain of these directors provide goods and services to the Company, the Board of Directors has determined in accordance with the NASDAQ listing standards that these Independent Directors have no relationships with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. The current Independent Directors are Messrs. Adams, Glasser, Keefe, Langley, and Mmes. Castleberry, Thacker, and Wash.

The Board reviews each director’s independence status on an annual basis to ensure compliance with NASDAQ listing standards.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees

The following table presents the fees billed for professional audit services rendered by Yount, Hyde & Barbour, P.C. (Richmond, VA, PCAOB ID Number 613), for the audit of the Company’s annual financial statements for the years ended December 31, 2024 and 2023, as well as fees billed for other services rendered by Yount, Hyde & Barbour, P.C. during 2024 and 2023. All fees reflected below for 2024 and 2023 were pre-approved in accordance with the Audit Committee Pre-Approval Policy discussed below.

	Years Ended December 31,
	2024	2023
Audit fees (1)	$192,500	$185,500
Audit-related fees (2)	48,500	45,000
Tax fees (3)	16,500	15,250
Total fees	$257,500	$245,750

(1)	Audit fees were for services rendered in connection with the audit and review of our financial statements, the issuance of consents and the review of various documents filed with the SEC.

(2)
Audit-related fees were for services rendered in connection with pre-approved consultation concerning financial accounting and reporting standards as well as subsidiary audits directly related to the consolidated audit and the audits of internal control over financial reporting in accordance with the FDICIA.

(3)	Tax fees were for services rendered in connection with preparation of federal and state income tax returns and preparation of tax returns related to trust preferred entities.

The Audit Committee considers the provision of all the above services to be compatible with maintaining the independence of the Company’s independent registered public accounting firm, Yount, Hyde & Barbour, P.C.

Audit Committee Pre-Approval Policy

Pursuant to the terms of the Company’s Audit Committee Charter, the Audit Committee has sole responsibility for the appointment, compensation, retention, and oversight of the work performed by the Company’s independent registered public accounting firm. As part of this responsibility, the Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent registered public accounting firm in order to ensure that the provision of such services does not impair the accountants’ independence. The Audit Committee has adopted, and the Board of Directors has ratified, an Audit Committee Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent auditors may be pre-approved. The Audit Committee has delegated interim pre-approval authority to Mrs. Thacker, Chairman of the Audit Committee. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) Exhibits

The exhibits listed below are filed, or incorporated by reference into, this report.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 12, 2009)

3.1.1	Articles of Amendment to Articles of Incorporation of Old Point Financial Corporation, effective May 26, 2016 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed May 31, 2016)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated August 9, 2016 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed August 10, 2016)

4.0	Description of the Company’s Common Stock (incorporated by reference to Exhibit 4.0 to Form 10-K filed March 16, 2020)

4.1	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 16, 2021)

10.4*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with The Northwestern Mutual Life Insurance Company entered into with Robert F. Shuford, Sr. (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 30, 2005)

10.5*	Directors' Compensation (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 16, 2020)

10.6*^	Old Point Financial Corporation Incentive Compensation Plan 2025 Plan Summary

10.7*	Form of 162 Insurance Plan (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 12, 2009)

10.8*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with Ohio National Life Assurance Corporation entered into with Joseph R. Witt (incorporated by reference to Exhibit 10.11 to Form 10-K filed March 12, 2010)

10.9*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with New York Life Insurance and Annuity Corporation entered into with Robert F. Shuford, Jr., and Joseph R. Witt (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 30, 2012)

10.10
Settlement Agreement dated March 16, 2016 among Old Point Financial Corporation, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., PL Capital/Focused Fund, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Mr. John W. Palmer and Mr. Richard J. Lashley, as Managing Members of PL Capital, LLC, PL Capital Advisors, LLC and Goodbody/PL Capital, LLC and Mr. William F. Keefe (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 17, 2016)

10.10.1
Amendment No. 1 to Settlement Agreement, dated August 12, 2021, among Old Point Financial Corporation, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., PL Capital/Focused Fund, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Mr. John W. Palmer and Mr. Richard J. Lashley, as Managing Members of PL Capital, LLC, PL Capital Advisors, LLC and Goodbody/PL Capital, LLC and Mr. William F. Keefe (incorporated by reference to Exhibit 10.14.1 to Form 10-Q filed August 16, 2021)

10.11*	Old Point Financial Corporation 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.15 to Form 8-K filed May 31, 2016)

10.12
Membership Interest Purchase Agreement dated January 13, 2017 between Tidewater Mortgage Services, Inc. and The Old Point National Bank of Phoebus (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 20, 2017)

10.13*
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Robert F. Shuford, Jr. (incorporated by reference to Exhibit 10.22 to Form 8-K filed February 28, 2018)

10.14.1*
Amendment to the Employment Agreement, dated December 15, 2023, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Robert F. Shuford, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 15, 2023)

10.15*+
Amendment to the Employment Agreement, dated January 10, 2025, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Robert F. Shuford, Jr. (incorporated by reference to Exhibit 10.24 to Form 10-K filed March 31, 2025)

10.16*
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Joseph R. Witt (incorporated by reference to Exhibit 10.24 to Form 8-K filed February 28, 2018)

10.17*
Amendment to the Employment Agreement, dated December 15, 2023, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Joseph R. Witt (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 15, 2023)

10.18*^	Change of Control Severance Agreement, dated November 15, 2024, by and between The Old Point National Bank of Phoebus and Donald S. Buckless

10.19*
Change of Control Severance Agreement, dated May 23, 2024, by and between The Old Point National Bank of Phoebus and Cathy W. Liles (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 12, 2024)

10.20*
Form of Time-Based Restricted Stock Agreement (cliff vesting) (approved March 29, 2018) for awards to certain employees under the Old Point Financial Corporation 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.28 to Form 8-K filed April 3, 2018)

10.21*
Form of Time-Based Restricted Stock Agreement (cliff vesting) (approved March 29, 2018) for awards to certain non-employee directors under the Old Point Financial Corporation 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.29 to Form 8-K filed April 3, 2018)

10.22*
Change of Control Severance Agreement, dated as of October 30, 2019, by and between The Old Point National Bank of Phoebus and Thomas Hotchkiss (incorporated by reference to Exhibit 10.31 to Form 10-K filed on March 16, 2020)

10.23	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 16, 2021)

10.24*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with The Northwestern Mutual Life Insurance Company and Massachusetts Mutual Life Insurance Company entered into with Donald S. Buckless and A. Eric Kauders, Jr. (incorporated by reference to Exhibit 10.34 to Form 10-K filed on March 31, 2023)

14+	Old Point Financial Corporation Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed on March 31, 2025)

19+	Insider Trading Policy (incorporated by reference to Exhibit 19 to Form 10-K filed on March 31, 2025)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-K filed March 30, 2005)

23+	Consent of Yount, Hyde & Barbour, P.C. (incorporated by reference to Exhibit 23 to Form 10-K filed March 31, 2025)

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Form 10-K filed March 31, 2025)

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Form 10-K filed March 31, 2025)

31.3^	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4^	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Form 10-K filed March 31, 2025)

97	Old Point Financial Corporation Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97 to Form 10-K filed on April 1, 2024)

101+
The following materials from Old Point Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104^	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2025
^ Filed herewith
* Indicates Management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

/s/ Robert F. Shuford, Jr.
Robert F. Shuford, Jr.,
Chairman, President & Chief Executive Officer

Date: April 30, 2025