Form 10-Q
period 2025-03-31
OLD POINT FINANCIAL CORP
filed 2025-05-14
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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

The number of shares outstanding of the registrant’s common stock, ($5.00 par value per share) as of May 9, 2025 was 5,105,029 shares.

OLD POINT FINANCIAL CORPORATION
FORM 10-Q

Index
GLOSSARY OF ACRONYMS AND DEFINED TERMS

2024 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
ACL	Allowance for Credit Losses
ACLL	Allowance for Credit Losses on Loans, a component of ACL
ALCO	Asset-Liability Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLR	Community Bank Leverage Ratio Framework
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
IRLC	Interest Rate Lock Commitments
NIM	Net Interest Margin
Notes	The Company’s 3.50% fixed-to-floating rate subordinated notes due 2031
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
ROE	Return on Average Equity
SEC	U.S. Securities and Exchange Commission
SOFR	Secured overnight financing rate
Wealth	Old Point Trust & Financial Services N.A.

Index
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
(dollars in thousands, except per share amounts)	2025	2024
Assets	(unaudited)

Cash and due from banks	$15,609	$17,098
Interest-bearing due from banks	119,835	122,238
Federal funds sold	451	708
Cash and cash equivalents	135,895	140,044
Securities available-for-sale, at fair value	220,918	218,083
Restricted securities, at cost	3,922	3,918
Loans held for sale	111	-
Loans, net	1,001,009	998,713
Premises and equipment, net	28,870	29,198
Premises and equipment, held for sale	344	344
Bank-owned life insurance	36,464	36,182
Goodwill	1,650	1,650
Core deposit intangible, net	132	143
Repossessed assets	2,183	1,972
Other assets	19,490	20,323
Total assets	$1,450,988	$1,450,570

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$370,695	$355,041
Savings deposits	689,345	659,445
Time deposits	197,438	240,428
Total deposits	1,257,478	1,254,914
Federal funds purchased, overnight repurchase agreements and other short-term borrowings	3,328	3,967
Federal Home Loan Bank advances	40,000	40,000
Subordinated notes, net	26,081	29,799
Accrued expenses and other liabilities	6,884	7,920
Total liabilities	1,333,771	1,336,600

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,105,030 and 5,078,318 shares outstanding (includes 91,616 and 65,920 of nonvested restricted stock, respectively)	25,067	25,062
Additional paid-in capital	17,683	17,548
Retained earnings	89,935	88,492
Accumulated other comprehensive loss, net	(15,468)	(17,132)
Total stockholders’ equity	117,217	113,970
Total liabilities and stockholders’ equity	$1,450,988	$1,450,570

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
	March 31,
(unaudited, dollars in thousands, except per share amounts)	2025	2024
Interest and dividend income:
Loans, including fees	$13,987	$14,544
Interest-bearing deposits in other banks	1,136	799
Federal funds sold	8	9
Securities:
Taxable	1,975	1,798
Tax-exempt	137	139
Dividends and interest on all other securities	60	94
Total interest and dividend income	17,303	17,383

Interest expense:
Checking and savings deposits	2,791	2,597
Time deposits	1,801	2,172
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	38	1
Federal Home Loan Bank advances	401	778
Long-term borrowings	264	295
Total interest expense	5,295	5,843
Net interest income	12,008	11,540
Provision for credit losses	717	80
Net interest income after provision for credit losses	11,291	11,460

Noninterest income:
Fiduciary and asset management fees	1,332	1,192
Service charges on deposit accounts	770	758
Other service charges, commissions and fees	943	883
Bank-owned life insurance income	282	265
Loss on sale of available-for-sale securities, net	(176)	-
(Loss) gain on sale of repossessed assets	(84)	22
Gain on redemption and retirement of subordinated notes	656	-
Other operating income	124	102
Total noninterest income	3,847	3,222

Noninterest expense:
Salaries and employee benefits	7,343	7,831
Occupancy and equipment	1,181	1,173
Data processing	1,333	1,315
Customer development	134	55
Professional services	674	585
Employee professional development	183	211
Merger-related costs	261	-
Other taxes	284	261
Other operating expenses	1,054	1,272
Total noninterest expense	12,447	12,703
Income before income taxes	2,691	1,979
Income tax expense	533	262
Net income	$2,158	$1,717

Basic Earnings per Share:
Weighted average shares outstanding	5,086,759	5,039,819
Net income per share of common stock	$0.42	$0.34

Diluted Earnings per Share:
Weighted average shares outstanding	5,086,759	5,039,819
Net income per share of common stock	$0.42	$0.34

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(unaudited, dollars in thousands)	2025	2024

Net income	$2,158	$1,717
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	1,803	(268)
Reclassification for loss included in net income	(139)	-
Other comprehensive income (loss), net of tax	1,664	(268)
Comprehensive income	$3,822	$1,449

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited dollars in thousands, except per share amounts)	Stock	Stock	Capital	Earnings	Loss	Total
Three months ended March 31, 2025
Balance at December 31, 2024	5,012,398	$25,062	$17,548	$88,492	$(17,132)	$113,970
Net income	-	-	-	2,158	-	2,158
Other comprehensive income, net of tax	-	-	-	-	1,664	1,664
Employee Stock Purchase Plan share issuance	1,016	5	25	-	-	30
Share-based compensation expense	-	-	110	-	-	110
Cash dividends ($0.14 per share)	-	-	-	(715)	-	(715)
Balance at March 31, 2025	5,013,414	$25,067	$17,683	$89,935	$(15,468)	$117,217

Three months ended March 31, 2024
Balance at December 31, 2023	4,986,435	$24,932	$17,099	$82,277	$(17,530)	$106,778
Net income	-	-	-	1,717	-	1,717
Other comprehensive loss, net of tax	-	-	-	-	(268)	(268)
Employee Stock Purchase Plan share issuance	2,026	10	23	-	-	33
Restricted stock vested	761	4	(4)	-	-	-
Share-based compensation expense	-	-	75	-	-	75
Cash dividends ($0.14 per share)	-	-	-	(705)	-	(705)
Balance at March 31, 2024	4,989,222	$24,946	$17,193	$83,289	$(17,798)	$107,630

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(unaudited, dollars in thousands)	2025	2024
Operating activities:
Net income	$2,158	$1,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	494	534
Amortization of right of use lease assets	95	91
Accretion related to acquisition, net	11	11
Amortization of subordinated debt issuance costs	32	33
Gain on redemption and retirement of subordinated notes	(656)	-
Provision for credit losses	717	80
Loss on sale of securities, net	176	-
Net amortization of securities	69	154
(Increase) decrease in loans held for sale, net	(111)	470
Net loss (gain) on write-down/sale of repossessed assets	84	(22)
Income from bank owned life insurance	(282)	(265)
Stock compensation expense	110	75
Decrease (increase) in other assets	296	(147)
(Decrease) increase in accrued expenses and other liabilities	(1,028)	1,047
Net cash provided by operating activities	2,165	3,778

Investing activities:
Purchases of available-for-sale securities	(5,886)	(1,230)
Cash used in purchases of restricted securities, net	(4)	(63)
Proceeds from maturities of available-for-sale securities	400	570
Proceeds from sales of available-for-sale securities	1,394	450
Paydowns on available-for-sale securities	3,118	4,197
Net (increase) decrease in loans held for investment	(3,316)	11,148
Purchases of premises and equipment	(166)	(799)
Net cash (used in) provided by investing activities	(4,460)	14,273

Financing activities:
Increase in noninterest-bearing deposits	15,654	23,148
Increase (decrease) in savings deposits	29,900	(22,998)
Decrease in time deposits	(42,990)	(2,278)
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(639)	(699)
Increase in Federal Home Loan Bank advances	-	34,200
Repayment of Federal Home Loan Bank advances	-	(34,200)
Repayment and retirement of subordinated debt	(3,094)	-
Proceeds from Employee Stock Purchase Plan issuance	30	33
Cash dividends paid on common stock	(715)	(705)
Net cash used in financing activities	(1,854)	(3,499)

Net (decrease) increase in cash and cash equivalents	(4,149)	14,552
Cash and cash equivalents at beginning of period	140,044	78,759
Cash and cash equivalents at end of period	$135,895	$93,311

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$5,925	$6,007

Supplemental schedule of noncash transactions
Unrealized gain (loss) on securities available-for-sale	$2,106	$(339)
Loans transferred to repossessed assets	$295	$865

See accompanying notes to consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

The Company
Headquartered in Hampton, Virginia, Old Point Financial Corporation (NASDAQ: OPOF) (the Company) is a holding company that conducts substantially all of its operations through two wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services, N.A. (Wealth). The Bank serves individual and commercial customers, the majority of which are in the Hampton Roads region of Virginia. As of March 31, 2025, the Bank had 13 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Wealth offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, and its wholly-owned subsidiaries, the Bank and Wealth. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the Company’s financial position at March 31, 2025 and December 31, 2024, the statements of income, comprehensive income, and changes in stockholders’ equity for the three months ended March 31, 2025 and 2024, and the statements of cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2024 Form 10-K.

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

Reclassification
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. None of these reclassifications are considered material and did not affect prior year’s net income or total equity.

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

Other accounting standards that have been adopted by the Company or issued by the FASB or other standard-setting bodies have not or are not currently expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Index
Note 2. Securities

The amortized cost and fair value, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated were as follows:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$4,029	$-	$(89)	$3,940
Obligations of U.S. Government agencies	40,807	239	(332)	40,714
Obligations of state and political subdivisions	56,036	-	(7,833)	48,203
Mortgage-backed securities	107,728	5	(9,113)	98,620
Corporate bonds and other securities	31,898	24	(2,481)	29,441
	$240,498	$268	$(19,848)	$220,918

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$4,037	$-	$(120)	$3,917
Obligations of U.S. Government agencies	41,388	245	(342)	41,291
Obligations of state and political subdivisions	57,710	-	(8,075)	49,635
Mortgage-backed securities	105,492	2	(10,656)	94,838
Corporate bonds and other securities	31,142	22	(2,762)	28,402
	$239,769	$269	$(21,955)	$218,083

The amortized cost and fair value of securities at March 31, 2025 and December 31, 2024, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2025
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$5,634	$5,530
Due after one year through five years	17,164	16,185
Due after five through ten years	62,499	56,625
Due after ten years	155,201	142,578
	$240,498	$220,918

	December 31, 2024
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$2,008	$1,982
Due after one year through five years	20,931	19,608
Due after five through ten years	58,428	51,576
Due after ten years	158,402	144,917
	$239,769	$218,083

Index
The following table shows realized gains or losses on the sale of investment securities during the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
Realized gains on sales of securities	$-	$-
Realized losses on sales of securities	(176)	-
Net realized loss	$(176)	$-

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an ACL has not been recorded as of March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	March 31, 2025
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value	Securities
U.S. Treasury securities	$-	$-	$89	$3,940	$89	$3,940	1
Obligations of U.S. Government agencies	115	13,254	217	11,299	332	24,553	32
Obligations of state and political subdivisions	63	925	7,770	47,278	7,833	48,203	42
Mortgage-backed securities	276	24,331	8,837	70,716	9,113	95,047	46
Corporate bonds and other securities	182	2,965	2,299	24,201	2,481	27,166	26
Total securities available-for-sale	$636	$41,475	$19,212	$157,434	$19,848	$198,909	147

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value	Securities
U.S. Treasury securities	$-	$-	$120	$3,917	$120	$3,917	1
Obligations of U.S. Government agencies	69	11,147	273	13,155	342	24,302	32
Obligations of state and political subdivisions	14	975	8,062	48,660	8,076	49,635	43
Mortgage-backed securities	621	24,568	10,035	69,827	10,656	94,395	46
Corporate bonds and other securities	209	2,934	2,553	23,947	2,762	26,881	26
Total securities available-for-sale	$913	$39,624	$21,043	$159,506	$21,956	$199,130	148

The number of investments in an unrealized loss position as of March 31, 2025 and December 31, 2024 were 147 and 148, respectively. The Company concluded no ACL should be recognized as of March 31, 2025 and December 31, 2024 based primarily on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s state and political subdivision securities are rated AA or better and the Company receives a surveillance report that is reviewed quarterly for indications of credit concerns. The Company’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments. The Company’s corporate bonds and other securities portfolio issuers consist of bank holding companies that are monitored on a quarterly basis by the Company’s credit department for indications of declining credit quality.

Restricted Stock
The restricted stock category is comprised of stock in FHLB, FRB, and CBB. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and the securities lack a market. Therefore, FHLB, FRB, and CBB stock are carried at cost and evaluated for impairment. When evaluating these stocks for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Restricted stock is viewed as a long-term investment and management believes that the Company has the ability and the intent to hold this stock until its value is recovered. The Company did not consider its investment in restricted stock to be impaired at March 31, 2025 and no impairment has been recognized.

Index

Note 3. Loans and the Allowance for Credit Losses on Loans

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Mortgage loans on real estate:
Residential 1-4 family	$177,389	$179,704
Commercial - owner occupied	132,252	127,933
Commercial - non-owner occupied	306,159	310,952
Multifamily	38,789	39,467
Construction and land development	87,767	85,926
Second mortgages	11,047	10,749
Equity lines of credit	58,846	56,851
Total mortgage loans on real estate	812,249	811,582
Commercial and industrial loans	50,567	53,906
Consumer automobile loans	130,101	124,689
Other consumer loans	16,818	17,449
Other (1)	3,095	2,534
Total loans, net of deferred fees (2)	1,012,830	1,010,160
Less: Allowance for credit losses on loans	11,821	11,447
Loans, net of allowance and deferred fees (2)	$1,001,009	$998,713

(1)
Overdrawn accounts are reclassified as loans and included in the Other category in the table above.  Overdrawn deposit accounts totaled $289 thousand and $286 thousand at March 31, 2025 and December 31, 2024, respectively.

(2)	Net deferred loan fees totaled $730 thousand and $868 thousand at March 31, 2025 and December 31, 2024, respectively.

All classes of loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Interest and fees continue to accrue on past due loans until the date the loan is placed in nonaccrual status, if applicable. Any accrued interest receivable on loans placed on nonaccrual status is reversed by an adjustment to interest income. The following table includes an aging analysis of the recorded investment in past due loans as of the dates indicated. Also included in the table below are loans that are 90 days or more past due as to interest and principal and still accruing interest, because they are well-secured and in the process of collection. The following tables show the aging of the Company’s loan portfolio, by class, as of March 31, 2025 and December 31, 2024.

Index
Age Analysis of Past Due Loans as of March 31, 2025

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$51	$-	$-	$37	$177,301	$177,389
Commercial - owner occupied	55	-	-	-	132,197	132,252
Commercial - non-owner occupied	169	-	-	-	305,990	306,159
Multifamily	-	-	-	-	38,789	38,789
Construction and land development	-	-	1,241	-	86,526	87,767
Second mortgages	242	-	-	-	10,805	11,047
Equity lines of credit	94	114	-	43	58,595	58,846
Total mortgage loans on real estate	$611	$114	$1,241	$80	$810,203	$812,249
Commercial and industrial loans	212	64	287	-	50,004	50,567
Consumer automobile loans	1,466	314	262	-	128,059	130,101
Other consumer loans	460	59	94	-	16,205	16,818
Other	289	-	-	-	2,806	3,095
Total	$3,038	$551	$1,884	$80	$1,007,277	$1,012,830

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccrual column and not also in its respective past due column.

Age Analysis of Past Due Loans as of December 31, 2024

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$125	$-	$-	$39	$179,540	$179,704
Commercial - owner occupied	-	-	-	-	127,933	127,933
Commercial - non-owner occupied	-	-	-	-	310,952	310,952
Multifamily	-	-	-	-	39,467	39,467
Construction and land development	-	-	-	-	85,926	85,926
Second mortgages	176	13	-	-	10,560	10,749
Equity lines of credit	253	64	50	43	56,441	56,851
Total mortgage loans on real estate	$554	$77	$50	$82	$810,819	$811,582
Commercial and industrial loans	919	181	259	-	52,547	53,906
Consumer automobile loans	2,682	898	238	-	120,871	124,689
Other consumer loans	407	225	94	-	16,723	17,449
Other	286	-	-	-	2,248	2,534
Total	$4,848	$1,381	$641	$82	$1,003,208	$1,010,160

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccrual column and not also in its respective past due column.

Index
The following table shows the Company’s amortized cost basis of loans on nonaccrual status and loans past due 90 days and accruing as of March 31, 2025 and December 31, 2024, by class of loan.

	Nonaccrual		Nonaccrual with no ACLL		90 Days and still Accruing
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Mortgage loans on real estate:
Residential 1-4 family	$37	$39	$37	$39	$-	$-
Commercial - owner occupied	-	-	-	-	-	-
Construction and land development	-	-	-	-	1,241	-
Equity lines of credit	43	43	43	-	-	50
Total mortgage loans on real estate	80	82	80	39	1,241	50
Commercial and industrial loans	-	-	-	-	287	259
Consumer automobile loans	-	-	-	-	262	238
Other consumer loans	-	-	-	-	94	94
Total	$80	$82	$80	$39	$1,884	$641

The Company’s loan portfolio may include certain loans modified, where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company closely monitors the performance of modified loans to understand the effectiveness of modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. The Company did not grant any such modifications during the three months ended March 31, 2025 and 2024.

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

Index
The following tables present the activity in the ACLL by portfolio class for the three months ended March 31, 2025 and March 31, 2024.

Allowance for Credit Losses
For the Three Months Ended March 31, 2025

(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Land Development	Real Estate - Mortgage (1)	Real Estate - Commercial (2)	Consumer (3)	Other	Total
Allowance for credit losses on loans:
Balance, beginning	$480	$814	$2,874	$5,493	$1,641	$145	$11,447
Charge-offs	(133)	-	(19)	-	(225)	(46)	(423)
Recoveries	2	-	4	-	42	24	72
Provision (recovery) for loan losses	114	12	(10)	406	257	(54)	725
Ending Balance	$463	$826	$2,849	$5,899	$1,715	$69	$11,821

For the Three Months Ended March 31, 2024

(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial (2)	Consumer (3)	Other	Total
Allowance for loan losses:
Balance, beginning	$573	$982	$2,904	$5,742	$1,827	$178	$12,206
Charge-offs	-	-	-	-	(462)	(32)	(494)
Recoveries	4	-	13	11	123	7	158
Provision (recovery) for loan losses	(91)	33	(72)	(129)	294	43	78
Ending Balance	$486	$1,015	$2,845	$5,624	$1,782	$196	$11,948

(1)	The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2)	The real estate-commercial segment included commercial-owner occupied and commercial non-owner occupied
(3)	The consumer segment included consumer automobile loans.

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Provision for credit losses:
Provision for loans	$725	$78
(Recovery of) provison for unfunded commitments	(8)	2
Total	$717	$80

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

Index
The following tables present credit quality exposures by internally assigned risk ratings originated as of the dates indicated:

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Construction and land development
Pass	$8,203	$30,637	$24,644	$20,694	$1,329	$1,019	$-	$86,526
OAEM	-	-	-	-	117	1,124	-	1,241
Substandard	-	-	-	-	-	-	-	-
Total construction and land development	$8,203	$30,637	$24,644	$20,694	$1,446	$2,143	$-	$87,767

Commercial real estate - owner occupied
Pass	$9,625	$12,068	$8,369	$21,586	$15,650	$63,890	$1,064	$132,252
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$9,625	$12,068	$8,369	$21,586	$15,650	$63,890	$1,064	$132,252

Commercial real estate - non-owner occupied
Pass	$5,789	$9,796	$37,862	$70,766	$93,214	$76,729	$442	$294,598
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	11,561	-	-	11,561
Total commercial real estate - non-owner occupied	$5,789	$9,796	$37,862	$70,766	$104,775	$76,729	$442	$306,159

Commercial and industrial
Pass	$2,612	$10,337	$10,811	$8,971	$2,562	$3,715	$11,129	$50,137
OAEM	-	-	-	-	-	114	-	114
Substandard	-	-	143	170	3	-	-	316
Total commercial and industrial	$2,612	$10,337	$10,954	$9,141	$2,565	$3,829	$11,129	$50,567

Multifamily real estate
Pass	$-	$-	$6,932	$1,334	$2,063	$22,889	$5,571	$38,789
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multifamily real estate	$-	$-	$6,932	$1,334	$2,063	$22,889	$5,571	$38,789

Residential 1-4 family
Pass	$2,384	$15,060	$29,714	$36,054	$32,387	$74,960	$56,593	$247,152
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	49	-	81	-	130
Total residential 1-4 family	$2,384	$15,060	$29,714	$36,103	$32,387	$75,041	$56,593	$247,282

Consumer - automobile
Pass	$19,682	$23,073	$28,804	$47,123	$6,171	$4,875	$-	$129,728
OAEM	-	-	-	-	-	-	-	-
Substandard	-	145	82	51	49	46	-	373
Total consumer - automobile	$19,682	$23,218	$28,886	$47,174	$6,220	$4,921	$-	$130,101

Consumer - other
Pass	$179	$978	$164	$311	$213	$13,411	$1,408	$16,664
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	154	-	154
Total consumer - other	$179	$978	$164	$311	$213	$13,565	$1,408	$16,818

Other
Pass	$1,901	$162	$-	$-	$274	$758	$-	$3,095
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	$1,901	$162	$-	$-	$274	$758	$-	$3,095

Total loans
Pass	$50,375	$102,111	$147,300	$206,839	$153,863	$262,246	$76,207	$998,941
OAEM	-	-	-	-	117	1,238	-	1,355
Substandard	-	145	225	270	11,613	281	-	12,534
Total loans	$50,375	$102,256	$147,525	$207,109	$165,593	$263,765	$76,207	$1,012,830

Index
	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Construction and land development
Pass	$34,692	$24,752	$22,882	$1,476	$1,749	$375	$-	$85,926
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction and land development	$34,692	$24,752	$22,882	$1,476	$1,749	$375	$-	$85,926

Commercial real estate - owner occupied
Pass	$12,111	$8,432	$21,984	$18,533	$10,860	$54,917	$1,096	$127,933
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$12,111	$8,432	$21,984	$18,533	$10,860	$54,917	$1,096	$127,933

Commercial real estate - non-owner occupied
Pass	$9,845	$41,205	$71,545	$94,393	$39,153	$42,184	$215	$298,540
OAEM	-	-	-	-	-	767	-	767
Substandard	-	-	-	11,645	-	-	-	11,645
Total commercial real estate - non-owner occupied	$9,845	$41,205	$71,545	$106,038	$39,153	$42,951	$215	$310,952

Commercial and industrial
Pass	$5,578	$12,391	$11,198	$3,058	$919	$3,455	$17,307	$53,906
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial and industrial	$5,578	$12,391	$11,198	$3,058	$919	$3,455	$17,307	$53,906

Multifamily real estate
Pass	$-	$6,966	$1,343	$2,081	$580	$22,495	$6,002	$39,467
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multifamily real estate	$-	$6,966	$1,343	$2,081	$580	$22,495	$6,002	$39,467

Residential 1-4 family
Pass	$12,100	$32,787	$37,879	$32,992	$23,912	$53,012	$54,540	$247,222
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	82	-	82
Total residential 1-4 family	$12,100	$32,787	$37,879	$32,992	$23,912	$53,094	$54,540	$247,304

Consumer - automobile
Pass	$24,763	$33,695	$53,434	$7,397	$1,939	$3,461	$-	$124,689
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - automobile	$24,763	$33,695	$53,434	$7,397	$1,939	$3,461	$-	$124,689

Consumer - other
Pass	$1,041	$182	$345	$236	$14	$14,037	$1,594	$17,449
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - other	$1,041	$182	$345	$236	$14	$14,037	$1,594	$17,449

Other
Pass	$1,490	$-	$-	$274	$-	$770	$-	$2,534
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	$1,490	$-	$-	$274	$-	$770	$-	$2,534

Total loans
Pass	$101,620	$160,410	$220,610	$160,440	$79,126	$194,706	$80,754	$997,666
OAEM	-	-	-	-	-	767	-	767
Substandard	-	-	-	11,645	-	82	-	11,727
Total loans	$101,620	$160,410	$220,610	$172,085	$79,126	$195,555	$80,754	$1,010,160

Index
The following tables detail the current period gross charge-offs of loans by year of origination for the three months ended March 31, 2025 and March 31, 2024:

	March 31, 2025
	Current Period Charge-offs by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial	$-	$-	$48	$85	$-	$-	$-	$133
Residential 1-4 Family	-	-	-	-	-	19	-	19
Consumer - automobile	-	34	125	37	20	9	-	225
Other (1)	46	-	-	-	-	-	-	46
Total	$46	$34	$173	$122	$20	$28	$-	$423
(1)	Gross charge-offs of other loans for the three months ended March 31, 2025 included $46 thousand of demand deposit overdrafts that originated in 2025.

	March 31, 2024
	Current Period Charge-offs by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer - automobile	$-	$79	$266	$102	$3	$10	$-	$460
Consumer - other	-	-	-	-	-	2	-	2
Other (1)	32	-	-	-	-	-	-	32
Total	$32	$79	$266	$102	$3	$12	$-	$494
(1)	Gross charge-offs of other loans for the three months ended March 31, 2024 included $32 thousand of demand deposit overdrafts that originated in 2024.

As of March 31, 2025 and December 31, 2024, the Company had no collateral dependent loans for which repayment was expected to be derived substantially through the operation or sale of the collateral and where the borrower was experiencing financial difficulty.

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

The right-of-use assets and lease liabilities are included in “Other Assets” and “Other Liabilities,” respectively, in the Consolidated Balance Sheets. There were no new leases executed during the three months ended March 31, 2025. The following tables present information about the Company’s leases:

(dollars in thousands)	March 31, 2025	December 31, 2024
Lease liabilities	$746	$840
Right-of-use assets	$712	$793
Weighted average remaining lease term	2.45 years	2.63 years
Weighted average discount rate	3.35%	3.27%

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Operating lease cost	$100	$106
Total lease cost	$100	$106

Cash paid for amounts included in the measurement of lease liabilities	$105	$108

Index
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:
As of
(dollars in thousands)	March 31, 2025
Nine months ending December 31, 2025	$277
Twelve months ending December 31, 2026	278
Twelve months ending December 31, 2027	208
Twelve months ending December 31, 2028	24
Total undiscounted cash flows	$787
Discount	(41)
Lease liabilities	$746

Note 5. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both March 31, 2025 and December 31, 2024. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors, and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $629 thousand and $686 thousand at March 31, 2025 and December 31, 2024, respectively. The expected terms of these investments and the related tax benefits run through 2033. There were no additional capital calls expected for the funds at March 31, 2025.

During 2024, the Company adopted ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The adoption resulted in an adjustment of $455 thousand, which reduced the investment balances and deferred taxes, as well as stockholders’ equity by the same amount.

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

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. As of both March 31, 2025 and December 31, 2024, the remaining credit available from these lines totaled $115.0 million. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $433.2 million and $400.5 million as of March 31, 2025 and December 31, 2024, respectively.

On December 23, 2024, the Company entered into a revolving unsecured line of credit agreement with another financial institution for $3.3 million. This line bears interest at the prime lending rate and matures on December 23, 2025. As of both March 31, 2025 and December 31, 2024, the remaining credit available from this line was $1.3 million.

Index
The following table presents total short-term borrowings as of the dates indicated:

(dollars in thousands)	March 31, 2025	December 31, 2024
Overnight repurchase agreements	$1,323	$1,962
Federal Home Loan Bank advances	-	-
Other short-term borrowings	2,005	2,005
Total short-term borrowings	$3,328	$3,967

Maximum month-end outstanding balance (year-to-date)	$43,451	$81,413
Average outstanding balance during the period	$41,885	$33,766
Average interest rate (year-to-date)	3.88%	4.43%
Average interest rate at end of period	0.02%	0.03%

Long-Term Borrowings
The Company had two long-term FHLB advances totaling $40.0 million outstanding at March 31, 2025 and December 31, 2024, with scheduled maturities on July 9, 2027 and July 9, 2029 and rates at 3.69% and 4.33%.

On July 14, 2021, the Company completed a $30.0 million issuance, ($29.4 million, net of issuance costs) of subordinated notes (the Notes) in a private placement transaction. The Notes are due in 2031 and bear interest at a fixed rate of 3.5% for five years and at the three-month SOFR plus 286 basis points, resetting quarterly, thereafter.  In the first quarter of 2025, $3.7 million of the Notes were repurchased and retired, resulting in a realized gain of $656 thousand.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making such commitments as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent credit risk were outstanding as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Commitments to extend credit:
Home equity lines of credit	$94,875	$95,346
Commercial real estate, construction and development loans committed but not funded	40,092	44,223
Other lines of credit (principally commercial)	44,942	47,504
Total	$179,909	$187,073

Letters of credit	$2,710	$2,763

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

Employee Stock Purchase Plan
Under the Company’s ESPP, substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and was set at 5% for the year ended December 31, 2024 and for the first three months of 2025.

Index
Total stock purchases under the ESPP amounted to 1,016 shares during the three months ended March 31, 2025. At March 31, 2025, the Company had 206,486 remaining shares reserved for issuance under the ESPP.

Incentive Stock Plan
The Incentive Stock Plan permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of March 31, 2025, only restricted stock had been granted under the Incentive Stock Plan.

Restricted stock activity for the three months ended March 31, 2025 and March 31, 2024 is summarized below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, January 1, 2025	65,920	$17.03
Issued	25,696	30.67
Vested	-	-
Forfeited	-	-
Nonvested, March 31, 2025	91,616	$20.86

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, January 1, 2024	53,660	$22.32
Issued	-	-
Vested	(761)	22.35
Forfeited	(1,730)	20.53
Nonvested, March 31, 2024	51,169	$22.38

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.65 years.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $1.2 million as of March 31, 2025 and $508 thousand as of December 31, 2024.

Stock-based compensation expense was $110 thousand and $75 thousand for the three months ended March 31, 2025 and 2024, respectively.

Note 9. Stockholders’ Equity and Earnings per Common Share

Stockholders’ Equity – Accumulated Other Comprehensive Income (Loss)
The following table presents amounts reclassified out of accumulated other comprehensive income (loss), by category, during the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended
	March 31,		Affected Line Item on Consolidated Statement of Income
(dollars in thousands)	2025	2024
Sale of securities
Realized loss on sale of securities	$(176)	$-	Loss on sale of securities, net
Tax effect	37	-	Income tax benefit
	$(139)	$-

Index
The following tables present the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Three Months Ended March 31, 2025
Balance at beginning of period	$(17,132)	$(17,132)
Net other comprehensive income	1,664	1,664
Balance at end of period	$(15,468)	$(15,468)

Three Months Ended March 31, 2024
Balance at beginning of period	$(17,530)	$(17,530)
Net other comprehensive loss	(268)	(268)
Balance at end of period	$(17,798)	$(17,798)

The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated:

	Three Months Ended March 31, 2025
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,282	$(479)	$1,803
Reclassification adjustment for net losses recognized in income	(176)	37	(139)
	2,106	(442)	1,664

Total change in accumulated other comprehensive loss, net	$2,106	$(442)	$1,664

	Three Months Ended March 31, 2024
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(339)	$71	$(268)
	(339)	71	(268)

Total change in accumulated other comprehensive loss, net	$(339)	$71	$(268)

Earnings Per Common Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of potentially dilutive common shares attributable to the ESPP. The Company had no antidilutive shares outstanding in the three months ended March 31, 2025 and 2024, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

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

In accordance with ASC 820, “ Fair Value Measurements and Disclosures,” the Company groups its financial assets and financial liabilities generally measured at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Debt securities with readily determinable fair values that are classified as “available-for-sale” are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income(loss). Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third-party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities.

The Company recognizes IRLCs at fair value. Fair value of IRLCs is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best-efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Company’s IRLCs are classified as Level 2. At March 31, 2025 and 2024, there were no IRLCs.

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

Index
The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at March 31, 2025 Using
(dollars in thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasury securities	$3,940	$-	$3,940	$-
Obligations of U.S. Government agencies	40,714	-	40,714	-
Obligations of state and political subdivisions	48,203	-	48,203	-
Mortgage-backed securities	98,620	-	98,620	-
Corporate bonds and other securities	29,441	-	29,441	-
Total available-for-sale securities	220,918	-	220,918	-
Derivatives
Interest rate swap on loans	1,236	-	1,236	-
Total assets	$222,154	$-	$222,154	$-

Liabilities:
Derivatives
Interest rate swap on loans	1,236	-	1,236	-
Total liabilities	$1,236	$-	$1,236	$-

		Fair Value Measurements at December 31, 2024 Using
(dollars in thousands)	Balance	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury securities	$3,917	$-	$3,917	$-
Obligations of U.S. Government agencies	41,291	-	41,291	-
Obligations of state and political subdivisions	49,635	-	49,635	-
Mortgage-backed securities	94,838	-	94,838	-
Corporate bonds and other securities	28,402	-	28,402	-
Total available-for-sale securities	$218,083	$-	$218,083	$-
Derivatives
Interest rate swap on loans	1,603	-	1,603	-
Total assets	$219,686	$-	$219,686	$-

Liabilities:
Derivatives
Interest rate swap on loans	1,603	-	1,603	-
Total liabilities	$1,603	$-	$1,603	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

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

Collateral dependent loans may be secured by collateral other than real estate. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). If a loan is not collateral-dependent, its impairment may be measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate. Because the loan is discounted at its effective rate of interest, rather than at a market rate, the loan is not considered to be held at fair value and is not included in the tables below. Collateral-dependent loans allocated to the allowance for credit losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as part of the provision for credit losses on the Consolidated Statements of Income. As of March 31, 2025 and December 31, 2024, there were no collateral dependent loans measured at fair value.

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

The Company had no OREO as of March 31, 2025 or December 31, 2024.
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

The following tables summarize the Company’s repossessed assets measured at fair value on a nonrecurring basis as of the dates indicated:

		Carrying Value at March 31, 2025
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Repossessed assets	$2,183	$-	$-	$2,183

		Carrying Value at December 31, 2024
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Repossessed assets	$1,972	$-	$-	$1,972

Index
The following tables display quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at March 31, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Repossessed assets
Repossessed assets	$2,183	Market comparables	Selling costs	10.00% - 20.00% (15.00%)

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Repossessed assets
Repossessed assets	$1,972	Market comparables	Selling costs	10.00% - 20.00% (15.00%)

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
The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2025 and December 31, 2024. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and FRB stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as interest-bearing demand and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

		Fair Value Measurements at March 31, 2025 Using
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$135,895	$135,895	$-	$-
Securities available-for-sale	220,918	-	220,918	-
Restricted securities	3,922	-	3,922	-
Loans, net	1,012,830	-	-	972,803
Interest rate swap on loans	1,236	-	1,236	-
Bank owned life insurance	36,464	-	36,464	-
Accrued interest receivable	4,755	-	4,755	-

Liabilities
Deposits	$1,257,478	$-	$1,257,715	$-
Short-term borrowings	3,328	-	3,328	-
Federal Home Loan Bank advances	40,000	-	39,449	-
Subordinated notes, net	26,081	-	23,560	-
Interest rate swap on loans	1,236	-	1,236	-
Accrued interest payable	1,423	-	1,423	-

Index
		Fair Value Measurements at December 31, 2024 Using
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$140,044	$140,044	$-	$-
Securities available-for-sale	218,083	-	218,083	-
Restricted securities	3,918	-	3,918	-
Loans, net	1,010,160	-	-	968,452
Interest rate swap on loans	1,603	-	1,603	-
Bank owned life insurance	36,182	-	36,182	-
Accrued interest receivable	4,670	-	4,670	-

Liabilities
Deposits	$1,254,914	$-	$1,253,926	$-
Short-term borrowings	3,967	-	3,967	-
Federal Home Loan Bank advances	40,000	-	39,418	-
Subordinated notes, net	29,799	-	26,622	-
Interest rate swap on loans	1,603	-	1,603	-
Accrued interest payable	2,085	-	2,085	-

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

Index
Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the three months ended March 31, 2025 and 2024 follows:

	Three Months Ended March 31, 2025
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$17,256	$47	$1,250	$(1,250)	$17,303
Income from fiduciary activities	-	1,373	-	(41)	1,332
Other income	2,282	248	50	(65)	2,515
Total operating income	19,538	1,668	1,300	(1,356)	21,150

Expenses
Interest expense	4,993	-	302	-	5,295
Provision for credit losses	717	-	-	-	717
Salaries and employee benefits	6,087	1,055	242	(41)	7,343
Data processing	1,193	127	15	(2)	1,333
Customer development	124	10	-	-	134
Occupancy and equipment	1,130	51	-	-	1,181
Other expenses	1,999	135	386	(64)	2,456
Total operating expenses	16,243	1,378	945	(107)	18,459

Income before taxes	3,295	290	355	(1,249)	2,691

Income tax expense (benefit)	483	62	(12)	-	533

Net income	$2,812	$228	$367	$(1,249)	$2,158

Capital expenditures	$166	$-	$-	$-	$166

Total assets	$1,444,233	$6,798	$145,447	$(145,490)	$1,450,988

Index
	Three Months Ended March 31, 2024
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$17,341	$42	$800	$(800)	$17,383
Income from fiduciary activities	-	1,217	-	(25)	1,192
Other income	1,834	211	50	(65)	2,030
Total operating income	19,175	1,470	850	(890)	20,605

Expenses
Interest expense	5,548	-	295	-	5,843
Provision for credit losses	80	-	-	-	80
Salaries and employee benefits	6,641	1,024	191	(25)	7,831
Data processing	1,138	165	14	(2)	1,315
Customer development	46	8	-	1	55
Occupancy and equipment	1,122	53	-	(2)	1,173
Other expenses	2,179	172	40	(62)	2,329
Total operating expenses	16,754	1,422	540	(90)	18,626

Income before taxes	2,421	48	310	(800)	1,979

Income tax expense (benefit)	353	12	(103)	-	262

Net income	$2,068	$36	$413	$(800)	$1,717

Capital expenditures	$799	$-	$-	$-	$799

Total assets	$1,436,417	$7,250	$137,600	$(135,778)	$1,445,489

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company’s 2024 Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

Note 12. Subsequent Events

Proposed Merger with TowneBank
On April 2, 2025, the Company and the Bank entered into an Agreement and Plan of Merger (together with the related plan of merger, the “Merger Agreement”) with TowneBank, a Virginia banking corporation.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) the Company will merge with and into TowneBank (the “Company Merger”), and (ii) immediately thereafter and contemporaneously therewith, the Bank will merge with and into TowneBank (such merger, together with the Company Merger, the “Merger”), with TowneBank continuing as the surviving corporation in the Merger (the “Surviving Corporation”). The boards of directors of each of Old Point, Old Point Bank and TowneBank unanimously approved the Merger Agreement.

At the effective time of the Merger, each share of Company common stock issued and outstanding immediately prior to the effective time, other than certain shares held by the Company, will be converted into the right to receive, at the election of the holder of such share of Company common stock, and subject to proration in accordance with the Merger Agreement: (i) $41.00 per share in cash (the “cash consideration”); or (ii) 1.14 shares of TowneBank common stock (the “stock consideration”). The shareholder election will be subject to a proration mechanism, such that the total number of shares of Company common stock (including shares subject to Company restricted stock awards) entitled to receive the stock consideration will be equal to no less than 50% and no more than 60% of the aggregate number of shares of Company common stock issued and outstanding immediately prior to the effective time (including shares subject to Company restricted stock awards), and all other shares of Company common stock issued and outstanding immediately prior to the effective time will be entitled to receive the cash consideration.

Index
The completion of the Merger is subject to customary closing conditions, including (i) approval of the Merger Agreement and an amendment to the Company’s articles of incorporation to allow the Company to merge with and into TowneBank by the Company’s shareholders, (ii) authorization for listing on Nasdaq of the shares of TowneBank common stock to be issued in the Merger, subject to official notice of issuance, (iii) the receipt of specified governmental consents and approvals, including from the FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Bureau of Financial Institutions (the “BFI”) of the Virginia State Corporation Commission, and termination or expiration of all applicable waiting periods in respect thereof, and, in the case of TowneBank’s obligation to effect the Merger, without the imposition of a materially burdensome regulatory condition, and (iv) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (a) the accuracy of the representations and warranties of the other party, subject to certain materiality and material adverse effect qualifications, (b) performance in all material respects by the other party of its obligations under the Merger Agreement and (c) receipt by such party of an opinion from counsel to the effect that the Company Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist readers in understanding and evaluating the results of operations, financial condition, liquidity, and capital resources of the Company, consisting of the parent company (the Parent) and its wholly-owned subsidiaries, the Bank and Wealth. This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements, the notes to the financial statements, and the other financial information contained elsewhere in this report, as well as the Company’s 2024 Form 10-K. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company’s future business, financial condition, or results of operations. For a description of certain factors that may have a significant impact on the Company’s future business, financial condition, or results of operations, see “Cautionary Statement Regarding Forward-Looking Statements” at the end of this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Results of operations for the three months ended March 31, 2025 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

The following table presents selected financial performance highlights for the periods indicated:

Table 1: Financial Performance Highlights

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2025	2024

Net income
Bank	$2,812	$2,068
Wealth	228	36
Parent	367	413
Eliminations	(1,249)	(800)
Consolidated net income	$2,158	$1,717

Earnings per share - basic and diluted	$0.42	$0.34

Return on average equity	7.50%	6.44%
Return on average assets	0.61%	0.48%

Net income for the three months ended March 31, 2025 was $2.2 million ($0.42 diluted earnings per share) compared to $1.7 million ($0.34 diluted earnings per share) for the three months ended March 31, 2024.

Index
Key highlights of the three months ended March 31, 2025 are as follows:

•
Total assets were $1.5 billion at March 31, 2025, increasing $418 thousand or 0.03% from December 31, 2024. Net loans held for investment were $1.0 billion at March 31, 2025, increasing $2.3 million, or 0.2%, from December 31, 2024.

•	Total deposits increased $2.6 million, or 0.2%, from December 31, 2024.

•
Return on average equity (ROE) (annualized) was 7.50% and adjusted ROE (non-GAAP) was 6.90% for the first quarter of 2025, compared to ROE of 9.96% for the fourth quarter of 2024, and 6.44% for the first quarter of 2024. Return on average assets (ROA) (annualized) was 0.61% and adjusted ROA (non-GAAP) was 0.56% for the first quarter of 2025, compared to ROA of 0.77% for the fourth quarter of 2024, and 0.48% for the first quarter of 2024.

•	Book value per share and tangible book value per share (non-GAAP) at March 31, 2025 increased 2.32% and 2.35%, from December 31, 2024 and increased 7.54% and 7.72%, respectively from March 31, 2024.

•
Net income decreased $722 thousand, or 25.1%, to $2.2 million for the first quarter of 2025 from $2.9 million for the fourth quarter of 2024 and increased $441 thousand, or 25.7% from $1.7 million for the first quarter of 2024.

•
Net interest margin (NIM) was 3.63% for the first quarter of 2025 compared to 3.52% for the fourth quarter of 2024 and 3.45% for the first quarter of 2024. NIM on a fully tax-equivalent basis (FTE) (non-GAAP) was 3.64% for the first quarter of 2025 compared to 3.53% for the fourth quarter of 2024 and 3.46% for the first quarter of 2024.

•
Net interest income decreased $244 thousand, or 2.0%, to $12.0 million for the first quarter of 2025 from $12.3 million for the fourth quarter of 2024 and increased $468 thousand, or 4.1%, compared to the first quarter of 2024.

•	Provision for credit losses of $717 thousand was recognized for the first quarter of 2025, compared to $90 thousand for the fourth quarter of 2024 and $80 thousand for the first quarter of 2024.

•
Non-performing assets were $4.2 million as of March 31, 2025, increasing $1.5 million or 53.9% from $2.7 million at December 31, 2024. Non-performing assets as a percentage of total assets were 0.29% at March 31, 2025, compared to 0.19% at December 31, 2024. Non-performing assets at March 31, 2025 increased by $2.0 million from $2.2 million, or 0.15% of total assets at March 31, 2024.

•
Liquidity as of March 31, 2025, defined as cash and cash equivalents, unpledged securities, and available secured borrowing capacity, totaled $456.5 million, representing 31.5% of total assets compared to $460.0 million, representing 31.7% of total assets as of December 31, 2024.

For more information about financial measures that are not calculated in accordance with GAAP, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP, please see “Non-GAAP Financial Measures” below.

Proposed Merger with TowneBank
On April 2, 2025, the Company and the Bank entered into an Agreement and Plan of Merger  (together with the related plan of merger, the “Merger Agreement”) with TowneBank, a Virginia banking corporation.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) the Company will merge with and into TowneBank (the “Company Merger”), and (ii) immediately thereafter and contemporaneously therewith, the Bank will merge with and into TowneBank (such merger, together with the Company Merger, the “Merger”), with TowneBank continuing as the surviving corporation in the Merger (the “Surviving Corporation”). The boards of directors of each of Old Point, Old Point Bank and TowneBank unanimously approved the Merger Agreement.

At the effective time of the Merger, each share of Company common stock issued and outstanding immediately prior to the effective time, other than certain shares held by the Company, will be converted into the right to receive, at the election of the holder of such share of Company common stock, and subject to proration in accordance with the Merger Agreement: (i) $41.00 per share in cash (the “cash consideration”); or (ii) 1.14 shares of TowneBank common stock (the “stock consideration”). The shareholder election will be subject to a proration mechanism, such that the total number of shares of Company common stock (including shares subject to Company restricted stock awards) entitled to receive the stock consideration will be equal to no less than 50% and no more than 60% of the aggregate number of shares of Company common stock issued and outstanding immediately prior to the effective time (including shares subject to Company restricted stock awards), and all other shares of Company common stock issued and outstanding immediately prior to the effective time will be entitled to receive the cash consideration.

Index
The completion of the Merger is subject to customary closing conditions, including (i) approval of the Merger Agreement and an amendment to the Company’s articles of incorporation to allow the Company to merge with and into TowneBank by the Company’s shareholders, (ii) authorization for listing on Nasdaq of the shares of TowneBank common stock to be issued in the Merger, subject to official notice of issuance, (iii) the receipt of specified governmental consents and approvals, including from the FDIC, the OCC and the BFI, and termination or expiration of all applicable waiting periods in respect thereof, and, in the case of TowneBank’s obligation to effect the Merger, without the imposition of a materially burdensome regulatory condition, and (iv) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (a) the accuracy of the representations and warranties of the other party, subject to certain materiality and material adverse effect qualifications, (b) performance in all material respects by the other party of its obligations under the Merger Agreement and (c) receipt by such party of an opinion from counsel to the effect that the Company Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code.

Capital Management and Dividends
Total equity was $117.2 million as of March 31, 2025, compared to $114.0 million at December 31, 2024. Total equity increased $3.2 million at March 31, 2025 compared to December 31, 2024, due primarily to net income and a $1.7 million improvement of unrealized losses in the market value of securities available-for-sale, net of tax, which are recorded as a component of accumulated other comprehensive loss, partially offset by cash dividend payments. The unrealized loss in market value of securities available-for-sale was a result of increases in market interest rates since the securities were acquired, rather than credit quality issues. The Company does not expect these unrealized losses to affect the earnings or regulatory capital of the Company or its subsidiaries.

For the first quarter of 2025, the Company declared dividends of $0.14 per share, consistent with the fourth quarter of 2024. The dividend represents a payout ratio of 33.0% of EPS for the first three months of 2025. The Board of Directors of the Company has established the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements, and expected future earnings, and the Merger Agreement contains customary terms that limit any future increases to the Company’s quarterly dividend without prior approval by TowneBank. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total capital for the Bank are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets. See “Table 14. Regulatory Capital” below for additional information.

At March 31, 2025, the book value per share of the Company’s common stock was $22.96, and tangible book value per share (non-GAAP) was $22.61, compared to $21.35 and $20.99, respectively, at March 31, 2024. Refer to “Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

For further information on the Company’s critical accounting estimates, refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in its 2024 Form 10-K.

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

For further information on the Company’s critical accounting estimates, refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in its 2024 Form 10-K.

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

Net interest income for the first quarter of 2025 was $12.0 million, a decrease of $244 thousand, or 2.0%, from the prior quarter and an increase of $468 thousand, or 4.1% from the first quarter of 2024. The increase from the prior year quarter was due primarily to higher average balances of, and lower average rates on, interest-bearing liabilities.

Net interest income, on a fully tax-equivalent basis (non-GAAP), was $12.0 million for the first quarter of 2025, an increase of $467 thousand from the 2024 comparative quarter. NIM for the first quarter of 2025 was 3.63%, an increase from 3.45% for the prior year quarter. On a fully tax-equivalent basis (non-GAAP), NIM was 3.64% for the three months ended March 31, 2025, compared to 3.46% for the prior year comparative period. For more information about these FTE financial measures, please see “Non-GAAP Financial Measures” below.

Average earning asset balances for the first quarter of 2025 decreased $1.4 million compared to the first quarter of 2024 with yields on average earning assets increasing 4 basis points, the result of a higher interest rate environment.

Average loans decreased $64.0 million, or 5.9%, for the first quarter of 2025, compared to the same period of 2024. Average yields on loans were 18 basis points higher in the first quarter of 2025 compared to the same period of 2024, the result of a higher interest rate environment.

Average securities available-for-sale increased $18.2 million for the first quarter of 2025, respectively, compared to the same period in 2024, due primarily to purchases of available-for-sale securities and fluctuations in fair market value. The average yield on the investment securities portfolio, on a taxable-equivalent basis, increased 4 basis points for the first quarter of 2025, compared to the same periods in 2024, primarily the result of a higher interest rate environment on the Company’s variable rate investment securities portfolio.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the FRB, increased $45.5 million for the first quarter of 2025, compared to the same period in 2024 due primarily to reserving cash to fund future growth in higher yielding loans and securities. Due to changes in interest rates, the average yield on interest-bearing deposits in other banks decreased 107 basis points for the first quarter of 2025 compared to the same period in 2024. The FRB interest rate on excess cash reserve balances was 4.40% at March 31, 2025.

Index
Average interest-bearing liabilities decreased $22.3 million for the first quarter of 2025 compared to the same period of 2024, with costs decreasing 15 basis points. The lower interest cost of liabilities was primarily due to lower interest rates on money market and time deposits, as well as decreases in short term average FHLB advances during the period. Average money market deposits increased $52.6 million for the first quarter while average interest-bearing demand deposits, time, and savings deposits decreased $43.5 million for the first quarter of 2025, compared to the same period in 2024. Average noninterest-bearing demand deposits increased $8.2 million for the first quarter of 2025, compared to the same period of 2024. The average cost of interest-bearing deposits decreased 8 basis points for the first quarter of 2025, compared to the same periods in 2024, due primarily to lower interest rates on money market and time deposits. While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity and the pace with which customers move funds from other deposit products into or out of time deposit products. The extent to which changing interest rates will ultimately affect the Company’s NIM is uncertain.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

Table 2: Average Balance Sheets, Net Interest Income and Rates

	For the quarters ended March 31,
	2025			2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate**	Balance	Expense	Rate**
Assets
Loans	$1,012,941	$13,987	5.60%	$1,076,894	$14,544	5.42%
Investment securities:
Taxable	193,795	1,975	4.13%	175,241	1,798	4.12%
Tax-exempt*	25,799	173	2.72%	26,115	176	2.70%
Total investment securities	219,594	2,148	3.97%	201,356	1,974	3.93%
Interest-bearing deposits in other banks	103,402	1,136	4.46%	57,921	799	5.53%
Federal funds sold	797	8	4.07%	709	9	5.09%
Other investments	3,918	60	6.21%	5,201	94	7.27%
Total earning assets	1,340,652	$17,339	5.25%	1,342,081	$17,420	5.21%
Allowance for credit losses	(11,463)			(12,393)
Other non-earning assets	100,833			105,193
Total assets	$1,430,022			$1,434,881

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
Interest-bearing transaction accounts	$83,896	$2	0.01%	$94,434	$3	0.01%
Money market deposit accounts	504,756	2,783	2.24%	452,198	2,587	2.29%
Savings accounts	77,273	6	0.03%	89,035	7	0.03%
Time deposits	216,856	1,801	3.37%	238,076	2,172	3.66%
Total interest-bearing deposits	882,781	4,592	2.11%	873,743	4,769	2.19%
Federal funds purchased, repurchase agreements and other borrowings	3,890	38	3.96%	2,484	1	0.16%
Federal Home Loan Bank advances	40,000	401	4.07%	69,716	778	4.48%
Long term borrowings	26,644	264	4.02%	29,680	295	3.99%
Total interest-bearing liabilities	953,315	5,295	2.25%	975,623	5,843	2.40%
Demand deposits	352,312			344,098
Other liabilities	7,717			8,209
Stockholders’ equity	116,678			106,951
Total liabilities and stockholders’ equity	$1,430,022			$1,434,881
Net interest margin		$12,044	3.64%		$11,577	3.46%

*	Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $36 thousand and $37 thousand for March 31, 2025 and 2024, respectively.
**	Annualized

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

Index
Table 3: Volume and Rate Analysis*

	For the three months ended March 31, 2025 from 2024
	Increase (Decrease)
	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
Earning Assets
Loans*	$(864)	$307	$(557)
Investment securities:
Taxable	190	(13)	177
Tax-exempt*	(2)	(1)	(3)
Total investment securities	188	(14)	174

Federal funds sold	1	(2)	(1)
Other investments**	604	(301)	303
Total earning assets	(71)	(10)	(81)

Interest-Bearing Liabilities
Interest-bearing transaction accounts	-	(1)	(1)
Money market deposit accounts	301	(105)	196
Savings accounts	(1)	-	(1)
Time deposits	(194)	(177)	(371)
Total time and savings deposits	106	(283)	(177)
Federal funds purchased, repurchase agreements and other borrowings	1	36	37
Federal Home Loan Bank advances	(332)	(45)	(377)
Long term borrowings	(30)	(1)	(31)
Total interest-bearing liabilities	(255)	(293)	(548)

Change in net interest income	$184	$283	$467

*	Computed on a fully tax-equivalent basis, non-GAAP, using a 21% rate.
**	Other investments include interest-bearing balances due from banks.

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

Provision for Credit Losses
For the three months ended March 31, 2025, the Company recognized a provision for credit losses of $717 thousand compared to $80 thousand for the three months ended March 31, 2024.  The provision for credit losses for the first quarter of 2025 included a provision for loans of $725 thousand and a $8 thousand recovery for unfunded commitments. Charged-off loans totaled $423 thousand and $494 thousand in the first three months of 2025 and 2024, respectively. Recoveries amounted to $72 thousand and $158 thousand for the three months ended March 31, 2025 and 2024, respectively. The Company’s annualized net loans charged off to average loans were 0.14% for the first quarter of 2025 compared to 0.12% for the first quarter of 2024. The increased provision for credit losses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily driven by an increase in the specific reserve for one commercial real estate relationship, net charge-offs affecting historical loss rates, and the continued uncertainty in the economic outlook in certain portfolios.

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

Index
Noninterest Income
Total noninterest income was $3.8 million for the first quarter of 2025, increasing $625 thousand compared to the first quarter of 2024. The increase over the prior year quarter was primarily driven by the gain on redemption and retirement of subordinated notes and an increase in fiduciary and asset management fees, partially offset by losses on the sales of available-for-sale securities and losses on sales of repossessed assets.

Noninterest Expense
Noninterest expense totaled $12.4 million for the first quarter of 2025 compared to $12.7 million for the first quarter of 2024. The decrease over the prior year quarter was primarily driven by decreases in salaries and employee benefit expense and other operating expenses, partially offset by merger-related costs. The decrease in salaries and employee benefits in the first quarter of 2025 compared to the first quarter of 2024 was primarily driven by the noninterest expense reduction initiatives in 2024, which reduced the employee headcount by approximately 12%.

Income Tax Expense
The Company’s income tax expense increased $271 thousand for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to changes in the levels of pre-tax income, the mix of effective tax-exempt income, and increases in non-deductible expenses. The effective federal income tax rate for the three months ended March 31, 2025 was 19.8% compared to 13.2% for the same period in 2024. The increase in the effective federal income tax rate for the three months ended March 31, 2025 compared to the same period in 2024, was driven primarily by non-deductible merger-related expenses.

Discussion and Analysis of Financial Condition
As of March 31, 2025, the Company had total assets of $1.5 billion, an increase of $418 thousand compared to assets at December 31, 2024.

Net loans held for investment increased $2.3 million or 0.2%, from December 31, 2024 to $1.0 billion at March 31, 2025, primarily driven by the following: increases in consumer automobile loans of $5.4 million, commercial – owner occupied loans of $4.3 million, equity lines of credit of $2.0 million, and construction and land development loans of $1.8 million, partially offset by decreases in commercial and industrial loans of $3.3 million and commercial – non-owner occupied loans of $4.8 million. Cash and cash equivalents decreased $4.1 million from December 31, 2024 to March 31, 2025. Securities available-for-sale, at fair value, increased $2.8 million from December 31, 2024 to $220.9 million at March 31, 2025, driven primarily by purchases of available-for-sale securities and fluctuations in fair market value.

Total deposits of $1.3 billion as of March 31, 2025 increased $2.6 million, or 0.2% from December 31, 2024. Noninterest-bearing deposits increased $15.7 million, or 4.4%, savings deposits increased $29.9 million, or 4.5%, and time deposits decreased $43.0 million, or 17.9%. The increase in total deposits was primarily driven by increases from large commercial and municipal customers.

The Company utilizes FHLB advances as a primary source of liquidity as needed. As of March 31, 2025 and December 31, 2024, the Company had FHLB advances of $40.0 million. Overnight repurchase agreements, other borrowings, and subordinated notes decreased $4.4 million to $69.4 million at March 31, 2025 from $73.8 million at December 31, 2024. This was primarily driven by a decrease in subordinated notes of $3.7 million or 12.5% as of March 31, 2025 from December 31, 2024, due to the repurchase and retirement in the first quarter, of a subordinated note issued by the Company, resulting in a realized gain of $656 thousand.

Securities Portfolio
When comparing March 31, 2025 to December 31, 2024, securities available-for-sale increased $2.8 million, or 1.3%, driven primarily by purchases of available-for-sale securities and fluctuations in fair market value. The Company’s strategy for the securities portfolio is primarily intended to manage the portfolio’s susceptibility to interest rate risk and to provide liquidity to fund loan growth. The securities portfolio is also adjusted to achieve other asset/liability objectives, including pledging requirements, and to manage tax exposure when necessary.

The following table sets forth a summary of the securities portfolio in dollar amounts at fair value and as a percentage of the Company’s total securities available-for-sale as of the dates indicated:

Index
Table 4: Securities Portfolio

	March 31,		December 31,
(dollars in thousands)	2025		2024
U.S. Treasury securities	$3,940	2%	$3,917	2%
Obligations of U.S. Government agencies	40,714	19%	41,291	19%
Obligations of state and political subdivisions	48,203	21%	49,635	22%
Mortgage-backed securities	98,620	44%	94,838	43%
Corporate bonds and other securities	29,441	13%	28,402	13%
	$220,918	99%	$218,083	99%
Restricted securities:
Federal Home Loan Bank stock	$2,910	1%	$2,906	1%
Federal Reserve Bank stock	966	-	966	-
Community Bankers’ Bank stock	46	-	46	-
	$3,922		$3,918
Total Securities	$224,840	100%	$222,001	100%

The following table summarizes the contractual maturity of the securities portfolio and their weighted average yields as of March 31, 2025.

Table 5: Maturity of Securities

(dollars in thousands)	1 year or less	1-5 years	5-10 years	Over 10 years	Total
U.S. Treasury securities	$3,940	$-	$-	$-	$3,940
Weighted average yield	1.70%	-	-	-	1.70%

Obligations of U.S. Government agencies	$590	$3,146	$1,549	$35,429	$40,714
Weighted average yield	1.01%	3.18%	3.89%	5.62%	5.64%

Obligations of state and political subdivisions	$1,000	$975	$22,252	$23,976	$48,203
Weighted average yield	3.43%	1.47%	2.33%	2.29%	2.31%

Mortgage-backed securities	$-	$11,081	$4,366	$83,173	$98,620
Weighted average yield	-	2.29%	0.12%	3.44%	3.37%

Corporate bonds and other securities	$-	$983	$28,458	$-	$29,441
Weighted average yield	-	8.64%	4.69%	-	4.75%

Total Securities	$5,530	$16,185	$56,625	$142,578	$220,918
Weighted average yield	1.94%	2.80%	3.39%	3.98%	3.74%

The table above is based on contractual maturities; therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average yield is calculated on a fully tax-equivalent basis using a 21% rate on a pro rata basis for each security based on its relative amortized cost.

For more information about the Company’s securities available-for-sale, including information about securities in an unrealized loss position as of March 31, 2025 and December 31, 2024, see Part I, Item 1, “Financial Statements” under the heading “Note 2. Securities” in this Quarterly Report on Form 10-Q.

Loan Portfolio
The following table shows a breakdown of total loans by segment at March 31, 2025 and December 31, 2024.

Index
Table 6: Loan Portfolio

	March 31,	December 31,
(dollars in thousands)	2025	2024
Commercial and industrial	$50,567	$53,906
Real estate-construction	87,767	85,926
Real estate-mortgage (1)	286,071	286,771
Real estate-commercial (2)	438,411	438,885
Consumer (3)	146,919	142,138
Other	3,095	2,534
Ending Balance	$1,012,830	$1,010,160

(1)	The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2)	The real estate-commercial segment included commercial-owner occupied and commercial non-owner occupied.
(3)	The consumer segment included consumer automobile loans.

The maturity distribution and rate sensitivity of the Company’s loan portfolio as of March 31, 2025 is presented below:

Table 7: Maturity Schedule of Loan Portfolio

	As of March 31, 2025
(dollars in thousands)	Commercial and industrial	Real estate-construction	Real estate-mortgage (1)	Real estate-commercial (2)	Consumer (3)	Other	Total
Variable Rate:
Within 1 year	$12,030	$45,576	$72,163	$71,598	$6,166	$2,341	$209,874
1 to 5 years	385	601	30,026	17,833	-	318	49,163
5 to 15 years	-	9,043	34,770	-	-	-	43,813
After 15 years	-	-	-	-	-	-	-
Fixed Rate:
Within 1 year	$2,494	$13,248	$14,731	$27,648	$951	$-	$59,072
1 to 5 years	27,786	10,660	34,270	210,415	93,858	79	377,068
5 to 15 years	7,872	8,598	33,992	105,797	40,538	357	197,154
After 15 years	-	41	66,119	5,120	5,406	-	76,686
	$50,567	$87,767	$286,071	$438,411	$146,919	$3,095	$1,012,830

(1)	The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2)	The real estate-commercial segment included commercial-owner occupied and commercial non-owner occupied.
(3)	The consumer segment includes consumer automobile loans.

For more information about the Company’s loan portfolio as of March 31, 2025 and December 31, 2024, see Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q.

Nonperforming Assets
The following table summarizes information concerning credit ratios and nonperforming assets as of March 31, 2025 and December 31, 2024.

Non-performing assets (NPAs) totaled $4.2 million as of March 31, 2025, compared to $2.7 million as of December 31, 2024. NPAs as a percentage of total assets were 0.29% at March 31, 2025, compared to 0.19% at December 31, 2024.   Refer to Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q for more information.

Index
Table 8: Nonperforming Assets

	March 31,	December 31,
(dollars in thousands)	2025	2024
Total loans	$1,012,830	$1,010,160
Nonaccrual loans	80	82
Loans past due 90 days or more and accruing interest	1,884	641
Repossessed assets	2,183	1,972
Total Nonperforming Assets	$4,147	$2,695
ACLL	$11,821	$11,447
Nonaccrual loans to total loans	0.01%	0.01%
ACLL to total loans	1.17%	1.13%
ACLL to nonaccrual loans	14776.25%	13959.76%
Annualized year-to-date net charge-offs to average loans	0.13%	0.15%

As shown in the table above, as of March 31, 2025 compared to December 31, 2024, non-accrual loans were $80 thousand at March 31, 2025, a decrease from $82 thousand at December 31, 2024. Loans past due 90 days or more and still accruing interest increased $1.2 million to $1.9 million at March 31, 2025 from $641 thousand at December 31, 2024, primarily due to a $1.2 million real estate – construction relationship moving to this category in the first quarter of 2025. Repossessed assets were $2.2 million at March 31, 2025 compared to $2.0 million at December 31, 2024. The increase in repossessed assets from the prior period was driven by the recovery efforts of certain loans that were previously past due.  Management believes the Company has strong credit quality review processes in place to identify problem loans quickly. For a detailed discussion of the Company’s nonperforming assets, refer to Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q.

Allowance for Credit Losses
As of March 31, 2025, the ACL was $12.0 million and included an ACLL of $11.8 million and an allowance for unfunded commitments of $176 thousand. The increase in the ACL during the first quarter of 2025 compared to the fourth quarter of 2024 was driven by an increase in the specific reserve for one commercial real estate relationship, net charge-offs affecting historical loss rates, and the continued uncertainty in the economic outlook in certain portfolios. The following table summarizes the ACL as of March 31, 2025 and December 31, 2024:

Table 9: Allowance for Credit Losses

	March 31,	December 31,
(dollars in thousands)	2025	2024
Total ACLL	$11,821	$11,447
Total reserve for unfunded commitments	176	184
Total ACL	$11,997	$11,631

For more information regarding the ACL and ACLL, refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of the Company’s 2024 Form 10-K and Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q.

The ACLL represents an amount that, in management’s judgement, will be adequate to absorb expected credit losses in the loan portfolio; however, if elevated levels of risk are identified, provision for credit losses may increase in future periods. The following tables present the Company’s loan loss experience for the periods indicated:

Index
Table 10: Allowance for Credit Losses on Loans
For the three months ended March 31, 2025

(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial (3)	Consumer (2)	Other	Total
Allowance for credit losses on loans:
Balance, beginning	$480	$814	$2,874	$5,493	$1,641	$145	$11,447
Charge-offs	(133)	-	(19)	-	(225)	(46)	(423)
Recoveries	2	-	4	-	42	24	72
Provision for (recovery of) credit losses	114	12	(10)	406	257	(54)	725
Ending Balance	$463	$826	$2,849	$5,899	$1,715	$69	$11,821

Average loans	54,166	86,147	286,353	438,956	144,463	2,856	1,012,941
Ratio of net charge-offs to average loans	0.24%	0.00%	0.01%	0.00%	0.13%	0.77%	0.03%

For the three months ended March 31, 2024

(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial (3)	Consumer (2)	Other	Total
Allowance for loan losses:
Balance, beginning	$573	$982	$2,904	$5,742	$1,827	$178	$12,206
Charge-offs	-	-	-	-	(462)	(32)	(494)
Recoveries	4	-	13	11	123	7	158
Provision for (recovery of) credit losses	(91)	33	(72)	(129)	294	43	78
Ending Balance	$486	$1,015	$2,845	$5,624	$1,782	$196	$11,948

Average loans	63,092	109,761	285,125	443,149	174,014	1,753	1,076,894
Ratio of net charge-offs to average loans	-0.01%	0.00%	0.00%	0.00%	0.19%	1.43%	0.03%

(1)	The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.
(3)	The real estate-commercial segment included commercial-owner occupied and commercial-non-owner occupied.

The following table shows the amount of the ACLL allocated to each category and the ratio of corresponding outstanding loan balances as of March 31, 2025 and December 31, 2024. Although the ACLL is allocated into these categories, the entire ACLL is available to cover credit losses in any category.

Table 11: Allocation of the Allowance for Credit Losses on Loans

	March 31,		December 31,
	2025		2024
(dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial	$463	4.99%	$480	5.34%
Real estate-construction	826	8.67%	814	8.51%
Real estate-mortgage (1)	2,849	28.24%	2,874	28.39%
Real estate-commercial (3)	5,899	43.29%	5,493	43.45%
Consumer (2)	1,715	14.51%	1,641	14.07%
Other	69	0.30%	145	0.24%
Ending Balance	$11,821	100.00%	$11,447	100.00%

(1)	The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2)	The consumer segment included consumer automobile loans.
(3)	The real estate-commercial segment included commercial-owner occupied and commercial-non-owner occupied.

Index
The Company’s real estate-commercial portfolio consists of loans secured by a mortgage lien on real property and, if owner occupied, carries risks associated with the successful operation of a business or, if non-owner occupied, carries risks associated with the profitability and cash flow from rent receipts. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy or, if non-owner occupied, a downturn in occupancy rates or market rental rates in the market where the property is located. Included in the Company’s real estate-commercial loan segment are loans secured by office buildings, which had an aggregate principal balance of $50.6 million at March 31, 2025 (the “Office Portfolio”). Due to the evolving office space market conditions, we have additional monitoring processes for the Office Portfolio, which can include periodic credit risk assessments of borrowers, guarantors, and significant lessees, as well as periodic reviews of the local office rental markets. Based on analyses of the Office Portfolio, as of March 31, 2025, the Company has identified two loans secured by office buildings with respect to which the Company has begun enhanced credit administration efforts to support the Company’s objective of maintaining a portfolio of quality credits and quickly identifying potential weaknesses as discussed further below.

As previously reported, the Company has begun enhanced credit administration efforts related to two loans secured by office buildings in order to support the Company’s objective of maintaining a portfolio of quality credits and quickly identifying potential weaknesses, These credits were classified as Substandard at March 31, 2025 and December 31, 2024. Each office building securing each such loan is now administered by a court appointed receivership. The receivers have control over all respective rental income and have made debt service payments for each loan for three consecutive months. The Company believes the net cash flow from each office building is adequate to repay each loan secured by that collateral. For further discussion, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Table 6: Loan Portfolio”.

Deposits
The Company’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Company’s deposits are principally provided by individuals and businesses located within the communities served.

As of March 31, 2025, total deposits were $1.3 billion, an increase of $2.6 million, or 0.2%, compared to December 31, 2024. The following table presents average balances and average rates paid on deposits for the periods presented.

Table 12: Deposits

	Three Months ended March 31,
	2025		2024
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Interest-bearing transaction	$83,896	0.01%	$94,434	0.01%
Money market	504,756	2.24%	452,198	2.29%
Savings	77,273	0.03%	89,035	0.03%
Time deposits	216,856	3.37%	238,076	3.66%
Total interest-bearing	882,781	2.11%	873,743	2.19%
Demand	352,312		344,098
Total deposits	$1,235,093		$1,217,841

The average rate paid on interest-bearing deposits by the Company for the three months ended March 31, 2025 was 2.11% compared to 2.19% for the three months ended March 31, 2024. Average balances of money market and noninterest-bearing demand deposits increased $52.6 million and $8.2 million, respectively, from the same period in the prior year, while average balances of interest-bearing demand, savings, and time deposits decreased $10.5 million, $11.8 million, and $21.2 million, respectively, as seen in the table above. The decrease in interest-bearing demand, savings, and time deposits was driven in part by depositors seeking increased yields. The Company remains focused on increasing lower-cost deposits by actively targeting new noninterest-bearing deposits and savings deposits.

As of March 31, 2025 and December 31, 2024, the estimated amounts of total uninsured deposits were approximately $235.4 million and $229.8 million, respectively, or 19.1% and 18.3% of total deposits, respectively. The following table shows maturities of the estimated amounts of uninsured time deposits as of March 31, 2025. The estimate of uninsured deposits generally represents deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

Index
Table 13: Maturities of Uninsured Time Deposits
As of March 31,
(dollars in thousands)	2025
Maturing in:
Within 3 months	$11,870
4 through 6 months	21,038
7 through 12 months	26,853
Greater than 12 months	11,414
$71,175

Capital Resources
Total stockholders’ equity as of March 31, 2025 was $117.2 million, up 2.8% from $114.0 million on December 31, 2024. The increase was primarily driven by net income and a $1.7 million improvement of unrealized losses on securities available-for-sale driven by fluctuations in market interest rates, net of tax, partially offset by cash dividend payments. The unrealized losses on securities available-for-sale were a result of increases in market interest rates since the securities were acquired, rather than credit quality issues. The Company does not expect these unrealized losses to affect the earnings or regulatory capital of the Company or its subsidiaries.

The assessment of capital adequacy depends on such factors as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s and the Bank’s capital is regularly reviewed. The Company targets regulatory capital levels that will ensure an adequate level of capital to support anticipated asset growth and to absorb potential losses. While the Company will continue to look for opportunities to invest capital in profitable growth, the Company will also consider investing capital in other transactions, such as share repurchases, that facilitate improving shareholder return, as measured by ROE and EPS.

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

Pursuant to applicable regulations and regulatory guidance, the Company is treated as a small bank holding company and will not be subject to regulatory capital requirements. For more information, refer to “Regulation and Supervision” included in Item 1, “Business”
of the Company’s 2024 Form 10-K.

The following is a summary of the Bank’s capital ratios as of March 31, 2025 and December 31, 2024. As shown below, these ratios were all well above the recommended regulatory minimum levels.

Table 14: Regulatory Capital
(dollars in thousands)	2025 Regulatory Minimums	March 31, 2025	2024 Regulatory Minimums	December 31, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	13.04%	4.500%	12.97%
Tier 1 Capital to Risk-Weighted Assets	6.000%	13.04%	6.000%	12.97%
Total Capital to Risk-Weighted Assets	8.000%	14.08%	8.000%	13.98%
Tier 1 Leverage to Average Assets	4.000%	10.45%	4.000%	10.06%
Risk-Weighted Assets		$1,151,451		$1,149,515

The Basel III Capital Rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above. Including the capital conservation buffer, the minimum ratios are a Common Equity Tier 1 capital risk-based ratio of 7.0 percent, a Tier 1 capital risk-based ratio of 8.5 percent, and a Total capital risk-based ratio of 10.5 percent. The Bank exceeded these ratios as of March 31, 2025 and December 31, 2024.

Index
On July 14, 2021, the Company issued $30.0 million ($29.4 million, net of issuance costs) of 3.5 percent fixed-to-floating rate subordinated notes due 2031 (the Notes) in a private placement transaction. The Notes initially bear interest at a fixed rate of 3.5 percent for five years and convert to three-month SOFR plus 286 basis points, resetting quarterly, thereafter. The Notes were structured to qualify as Tier 2 capital of the Company for regulatory purposes (should the Company be subject to regulatory capital requirements) and are included in the Company’s Tier 2 capital as of March 31, 2025 and December 31, 2024.  In the first quarter of 2025, $3.7 million of subordinated notes were repurchased and retired, resulting in a realized gain of $656 thousand.

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

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of March 31, 2025, the Company had $440.5 million in total FHLB borrowing availability based on loans and securities currently available for pledging and of that amount, the Company’s remaining availability totaled $400.5 million. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also had $115.0 million available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks to address any short-term borrowing needs as of March 31, 2025. In addition, the Company also had an outstanding line of credit amount of $3.3 million as of March 31, 2025. The remaining availability of the line as of March 31, 2025 was $1.2 million.

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

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity as of March 31, 2025. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

Table 15: Liquidity Sources and Uses

	March 31,
	2025
(dollars in thousands)	Total	In Use	Available
Sources:
Federal funds lines of credit	$115,000	$-	$115,000
Federal Home Loan Bank advances	440,505	40,000	400,505
Federal funds sold & balances at the Federal Reserve	119,574	-	119,574
Short-term borrowings	3,250	2,005	1,245
Securities, available for sale and unpledged at fair value	136,875	-	136,875
Total funding sources			$773,199

Uses: (1)
Unfunded loan commitments and lending lines of credit			$81,937
Letters of credit			830
Total potential short-term funding uses			$82,767
Liquidity coverage ratio			934.2%
(1) Represents partial draw levels based on loan segment.

Index
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

In the ordinary course of business, the Company has entered into contractual obligations and has made other commitments to make future payments. As of March 31, 2025, there have been no material changes outside the ordinary course of business as disclosed in the Company’s contractual obligations disclosed in the Company’s 2024 Form 10-K.

Off-Balance Sheet Arrangements
As of March 31, 2025, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2024 Form 10-K.

Non-GAAP Financial Measures
In reporting the results as of and for the three months ended March 31, 2025, the accounting and reporting policies of the Company conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance which include financial measures presented on a tax equivalent, tangible, or adjusted basis.

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

Index
Table 16: Non-GAAP Financial Measures
	Three Months Ended
(dollar in thousands, except share and per share data)	Mar. 31, 2025	Dec. 31, 2024	Mar. 31, 2024
Fully Taxable Equivalent (FTE) Net Interest Income
Net interest income (GAAP)	$12,008	$12,252	$11,540
FTE adjustment	36	37	37
Net interest income (FTE) (non-GAAP)	$12,044	$12,289	$11,577
Noninterest income (GAAP)	3,847	3,244	3,222
Total revenue (FTE) (non-GAAP)	$15,891	$15,533	$14,799
Noninterest expense (GAAP)	12,447	12,088	12,703

Average earning assets	$1,340,652	$1,386,102	$1,342,081
Net interest margin	3.63%	3.52%	3.45%
Net interest margin (FTE) (non-GAAP)	3.64%	3.53%	3.46%

Efficiency ratio	78.51%	78.01%	86.05%
Efficiency ratio (FTE) (non-GAAP)	78.32%	77.82%	85.83%

Tangible Book Value Per Share
Total Stockholders’ Equity (GAAP)	$117,217	$113,970	$107,630
Less goodwill	1,650	1,650	1,650
Less core deposit intangible, net	132	143	176
Tangible Stockholders’ Equity (non-GAAP)	$115,435	$112,177	$105,804
Shares issued and outstanding	5,105,030	5,078,318	5,040,391

Book value per share	$22.96	$22.44	$21.35
Tangible book value per share (non-GAAP)	$22.61	$22.09	$20.99

Adjusted Operating Earnings (non-GAAP)
Net income (GAAP)	$2,158	$2,880	$1,717
Plus loss on sale of available-for-sale securities, net of tax	139	-	-
Less gain on redemption and retirement of subordinated notes, net of tax	(518)	-	-
Plus merger-related costs, net of tax	206	-	-
Adjusted Operating Earnings (non-GAAP)	$1,985	$2,880	$1,717

Weighted average diluted shares	5,086,759	5,077,995	5,039,876
Diluted EPS (GAAP)	$0.42	$0.57	$0.34
Diluted EPS (non-GAAP)	$0.39	$0.57	$0.34
Average assets	$1,430,022	$1,478,544	$1,434,881
Average equity	$116,678	$115,007	$106,951
Return on average assets (GAAP)	0.61%	0.77%	0.48%
Adjusted return on average assets (non-GAAP)	0.56%	0.77%	0.48%
Return on average equity (GAAP)	7.50%	9.96%	6.44%
Adjusted return on average equity (non-GAAP)	6.90%	9.96%	6.44%
Efficiency ratio (GAAP)	78.51%	78.01%	86.05%
Adjusted efficiency ratio (non-GAAP)	79.62%	77.82%	85.83%

Index
Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q, including without limitation, statements regarding the Company’s profitability, liquidity, allowance for credit losses, interest rate sensitivity, market risk and strategy, which use language such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” and similar expressions, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs of the Company’s management, as well as estimates and assumptions made by, and information currently available to, management, as of the time such statements are made. These statements are also subject to assumptions with respect to future business strategies and decisions that are subject to change. These statements are inherently uncertain, and there can be no assurance that the underlying beliefs, estimates, or assumptions will prove to be accurate. Actual results, performance, achievements, or trends could differ materially from historical results or those expressed or implied by such statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation statements regarding: the proposed Merger with TowneBank, strategic business initiatives and the future financial impact of those initiatives; expected future operations and financial performance; efficiency and expense reduction initiatives, including the estimated effects and estimated future cost savings thereof, and the estimated timing of recognizing the benefits of such initiatives; future financial and economic conditions, industry conditions, and loan demand; the Company’s strategic focuses; impacts of economic uncertainties; performance of the loan and securities portfolios; asset quality; revenue generation; deposit growth and future levels of rates paid on deposits; levels and sources of liquidity and capital resources; future levels of the allowance for credit losses, charge-offs or net recoveries; levels of or changes in interest rates and potential impacts on the Company’s NIM; changes in NIM and items affecting NIM; expected future recovery of investments in debt securities; expected impact of unrealized losses on earnings and regulatory capital of the Company or the Bank; liquidity and capital levels; cybersecurity risks; inflation; the effect of future market and industry trends; and other statements that include projections, predictions, expectations, or beliefs about future events or results, or otherwise are not statements of historical fact.

These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in or the effects of:

•
the Merger may not close in a timely manner or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Merger), which may adversely affect the Company’s business and the price of the Company’s common stock;

•	the outcome of any legal proceeding that may be instituted against the Company related to the Agreement or the Merger;
•	the occurrence of any event, change or other circumstance that could give rise to the right of one or both of the parties to terminate the Agreement;
•	the announcement or pendency of the Merger could adversely affect the Company’s business relationships, results of operations, employees and business generally;
•	the proposed Merger may disrupt current plans and operations of the Company and cause difficulties in the Company’s employee retention;
•	the proposed Merger may divert management’s attention from the Company’s ongoing business operations;
•	the amount of unexpected costs, fees, expenses and other charges related to the Merger;
•
interest rates and yields, such as changes or volatility in short-term interest rates or yields on U.S. Treasury bonds and changes or volatility in U.S. Treasury bonds and changes or volatility in mortgage interest rates, and the impacts on macroeconomic conditions, customer and client behavior, the Company’s funding costs, and the Company’s loan and securities portfolios;

•
U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability;

•
adverse developments in the financial services industry, such as bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer and client behavior;

•	the sufficiency of liquidity and regulatory capital;
•
economic and business conditions in the United States generally and particularly in the Company’s service area, including inflation, slowdowns in economic growth, unemployment levels, supply chain disruptions, and the impacts on customer and client behavior;

•
conditions within the financial markets and in the banking industry, as well as the financial condition and capital adequacy of other participants in the banking industry, and the market, supervisory and regulatory reactions thereto;

•
the impact of changes in the political landscape and related policy changes, including monetary, fiscal, regulatory, and trade policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve, the effect of these policies on interest rates and business in our markets and any changes associated with the current administration;

•	the quality or composition of the loan or securities portfolios and changes therein;

Index
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

These risks and uncertainties, and the factors discussed in more detail in Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2024 Form 10-K should be considered in evaluating the forward-looking statements contained herein. Forward-looking statements are not statements of historical fact. Readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company does not intend or assume any obligation to update, revise, or clarify any forward-looking statements that may be made from time to time or on behalf of the Company, whether as a result of new information, future events, or otherwise, except as otherwise required by law. In addition, past results of operations are not necessarily indicative of future results.

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

Index
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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company’s simulation analysis, management believes the Company’s interest sensitivity position at March 31, 2025 is slightly asset sensitive. Management makes no predictions on the direction or magnitude of future rates and seeks to maintain a relatively neutral interest rate risk profile to minimize the exposure to higher or lower market rates.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2025 (dollars in thousands), assuming instantaneous and parallel changes in interest rates and while maintaining a static balance sheet. Net interest income for the following twelve months is projected to decrease marginally when interest rates are shocked higher and lower from current rates.

	Change in Net Interest Income
	March 31, 2025		December 31, 2024
Change in Yield Curve	Dollars	%	Dollars	%
+300 basis points	$1,330	2.46%	$930	-2.41%
+200 basis points	$170	0.31%	$(40)	-4.20%
+100 basis points	$(370)	-0.69%	$(430)	-4.93%
Most likely rate scenario
-100 basis points	$(360)	-0.67%	$(390)	-4.85%
-200 basis points	$(1,490)	-2.76%	$(1,520)	-6.95%
-300 basis points	$(3,580)	-6.63%	$(3,570)	-10.74%

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended March 31, 2025 (dollars in thousands):

Index
	Change in Economic Value of Equity
	March 31, 2025		December 31, 2024
Change in Yield Curve	Dollars	%	Dollars	%
+300 basis points	$29,200	11.34%	$24,600	5.40%
+200 basis points	$22,600	8.78%	$19,300	3.34%
+100 basis points	$13,200	5.13%	$11,500	0.31%
Most likely rate scenario
-100 basis points	$(17,400)	-6.76%	$(15,400)	-10.14%
-200 basis points	$(43,600)	-16.93%	$(38,400)	-19.07%
-300 basis points	$(81,100)	-31.50%	$(72,400)	-32.27%

Item 4.	Controls and Procedures.

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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s first quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An investment in the Company’s securities involves risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the information addressed under “Cautionary Statement Regarding Forward-Looking Statements,” investors in the Company’s securities should carefully consider the risk factors discussed in the Company’s 2024 Form 10-K. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.

Except as described below, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s 2024 Form 10-K.

Index
Risks Relating to the Consummation of the Merger and the Surviving Corporation Following the Merger

Because the market price of TowneBank common stock may fluctuate, holders of the Company’s common stock cannot be certain of the market value of the stock consideration in the Company Merger.

At the effective time of the Company Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Company Merger (other than certain shares held by the Company) will be converted into the right to elect to receive either (i) $41.00 per share in cash (the “cash consideration”) or (ii) 1.14 shares (the “exchange ratio” and such shares, the “stock consideration”) of TowneBank common stock, subject to proration and allocation procedures set forth in the Merger Agreement to ensure that the total number of shares of Company common stock (including shares subject to Company restricted stock awards) entitled to receive the stock consideration will be equal to no less than 50% and no more than 60% of the aggregate number of shares of Company common stock issued and outstanding immediately prior to the effective time (including shares subject to Company restricted stock awards), and all other shares of Company common stock issued and outstanding immediately prior to the effective time (including shares subject to Company restricted stock awards) will be entitled to receive cash consideration. The cash consideration and stock consideration, in each case without interest, together are referred to as the “merger consideration.” The exchange ratio is fixed and will not be adjusted for changes in the market price of either TowneBank common stock or Company common stock. Changes in the price of TowneBank common stock between now and the time of the Company Merger will affect the value of stock consideration that will be received by holders of the Company’s common stock in the Company Merger. Neither TowneBank nor the Company is permitted to terminate the Merger Agreement as a result of any increase or decrease in the market price of TowneBank common stock or Company common stock.

Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the Company’s and TowneBank’s businesses, operations and prospects and regulatory considerations, many of which factors are beyond the Company’s or TowneBank’s control.

The market price of TowneBank's common stock after the Merger may be affected by factors different from those affecting the shares of TowneBank common stock or  Company common stock currently.

As a result of the Company Merger, holders of the Company’s common stock who receive stock consideration will become holders of TowneBank common stock. TowneBank’s business differs from that of the Company. Accordingly, the results of operations and financial condition of TowneBank and the market price of TowneBank’s common stock after the completion of the Merger may be affected by factors different from those currently affecting the independent results of operations and financial condition of each of TowneBank and the Company.

The Company’s shareholders may receive a form of merger consideration different from what they elect.

While each Company shareholder may elect to receive the cash consideration or the stock consideration with respect to each share of Company common stock held, the Merger Agreement provides that the shareholder election will be subject to a proration mechanism, such that the total number of shares of Company common stock (including shares subject to Company restricted stock awards) entitled to receive the stock consideration will be equal to no less than 50% and no more than 60% of the aggregate number of shares of Company common stock issued and outstanding immediately prior to the effective time (including shares subject to Company restricted stock awards), and all other shares of Company common stock issued and outstanding immediately prior to the effective time will be entitled to receive the cash consideration. Therefore, if the aggregate number of shares with respect to which a valid cash consideration or stock consideration election has been made is higher or lower than these limits, shareholders who elected the form of consideration that has been oversubscribed or undersubscribed or who did not make an election will receive a mixture of both cash and stock consideration in accordance with the proration procedures set forth in the Merger Agreement. If you are a Company shareholder and you do not make an election to receive cash or TowneBank common stock in the Company Merger, your elections are not received by the exchange agent by the election deadline or your forms of election are improperly completed and/or are not signed, you will be deemed not to have made an “election” and your shares will be considered “non-election shares,” and you may be paid in only cash, only TowneBank common stock or a mix of cash and shares of TowneBank common stock depending on, and after giving effect to, the number of valid cash consideration elections and stock consideration elections that have been made by other Old Point shareholders. As a result, your ability to receive the cash consideration, the stock consideration, or a combination thereof in accordance with your election may depend on the elections of other holders of the Company’s common stock.

If you are a Company shareholder and you submit your Company common stock certificates to make an election, you will not be able to sell those shares, unless you revoke your election prior to the election deadline.

If you are a registered Company shareholder and want to make a valid cash consideration or stock consideration election, you will have to deliver your stock certificates (or follow the procedures for guaranteed delivery), and a promptly completed and signed form of election to the exchange agent prior to the election deadline. You will not be able to sell any shares of Company common stock that you have delivered as part of your election unless you revoke your election before the election deadline by providing written notice to the exchange agent. Unless otherwise agreed to in advance by TowneBank and the Company, the election deadline will be 5:00 p.m. local time (in the city in which the principal office of the exchange agent is located), on the date that TowneBank and the Company agree is as near as practicable to two (2) business days prior to the expected closing date of the Merger. TowneBank and the Company will cooperate to issue a press release announcing the date of the election deadline at least five (5) business days prior to, and no more than fifteen (15) business days prior to, the election deadline. If you do not revoke your election, you will not be able to liquidate your investment in Company common stock for any reason until you receive the merger consideration. In the time between the election deadline and the closing of the Merger, the trading price of Company or TowneBank common stock may decrease, and you might otherwise want to sell your shares of Company common stock to gain access to cash, make other investments, or reduce the potential for a decrease in the value of your investment. The date that you will receive your merger consideration depends on the completion date of the Merger, which is uncertain. The completion date of the Merger might be later than expected due to unforeseen events, such as delays in obtaining regulatory approvals.

Combining the Company into TowneBank may be more difficult, costly or time-consuming than expected and the Surviving Corporation may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the ability to realize the anticipated synergies, operating efficiencies and cost savings from combining the business operations of the Company into TowneBank. To realize the anticipated benefits and cost savings from the Merger, the Company’s business must be integrated into TowneBank in a manner that permits those benefits and cost savings to be realized, without adversely affecting current revenues and future growth. If TowneBank and the Company are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Merger could be less than anticipated, the costs associated with effecting the Merger may be more than anticipated and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results and financial condition of TowneBank as the Surviving Corporation, which may adversely affect the value of the common stock of TowneBank after the completion of the Merger.

Index
TowneBank and the Company have operated and, until the completion of the Merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key personnel, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of TowneBank and the Company during this transition period and on the Surviving Corporation for an undetermined period after completion of the Merger. Other factors such as the strength of the economy and competitive factors in the areas where TowneBank and the Company do business may also affect the ability of the Surviving Corporation to realize the anticipated benefits of the Merger.

The Surviving Corporation may be unable to retain TowneBank and/or Company personnel successfully after the Merger is completed.

The success of the Merger will depend in part on the Surviving Corporation’s ability to retain the talents and dedication of key personnel currently employed by TowneBank and the Company. It is possible that these personnel may decide not to remain with TowneBank or the Company, as applicable, while the Merger is pending or with the Surviving Corporation after the Merger is consummated. If TowneBank, the Company or the Surviving Corporation are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Surviving Corporation could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key personnel terminate their employment, the Surviving Corporation’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating the Company into TowneBank’s operations, and diverted to hiring suitable replacements, all of which may cause the Surviving Corporation’s business to suffer. In addition, TowneBank, the Company, or the Surviving Corporation may not be able to locate or retain suitable replacements for any key employees who leave.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the Surviving Corporation following the Merger.

Before the Merger may be completed, various approvals, consents, waivers and/or non-objections must be obtained from the FDIC, the BFI, and  certain other regulatory authorities in the United States. In determining whether to grant these approvals or waivers, such regulatory authorities consider a variety of factors, including the regulatory standing of each company. These approvals and waivers could be delayed or not obtained at all, including due to: an adverse development in either company’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.

The approvals and waivers that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the Surviving Company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the Surviving Corporation following the Merger or otherwise reduce the anticipated benefits of the Merger if the Merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement.

In addition, despite the companies’ commitments to use their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the Merger Agreement, TowneBank will not be required, and the Company will not be permitted without the prior written consent of TowneBank, to take actions or agree to conditions that would reasonably be expected to have a material adverse effect on the Surviving Corporation and its subsidiaries, taken as a whole, after giving effect to the Merger (measured on a scale relative to TowneBank and its subsidiaries, taken as a whole, without giving effect to the Merger (except in the case of any such actions, conditions or restrictions caused by or arising solely out of the separate business or operations of the Company or its subsidiaries prior to the closing, in which case the standard shall be measured on a scale relative to the Company and its subsidiaries, taken as a whole, without giving effect to the Merger)).

The Merger may distract management of the Company from its other responsibilities.

The Merger could cause the management of the Company to focus its time and energies on matters related to the Merger that otherwise would be directed to its business and operations. Any such distraction on the part of the Company’s management, if significant, could affect its ability to service existing business and develop new business and may adversely affect the business and earnings of the Company before the Merger, or the business and earnings of the Surviving Corporation after the Merger.

Index
The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Merger. Those conditions include: (i) the approval of the proposal to approve the Merger Agreement and the Company Merger (the “merger proposal”) and an amendment to the Company’s Articles of Incorporation that is necessary to facilitate the Company Merger (the “articles amendment proposal”) by the required vote of the holders of the Company’s common stock; (ii) authorization for listing on Nasdaq, subject to official notice of issuance, of the shares of TowneBank common stock that will be issuable pursuant to the Merger Agreement; (iii) the specified governmental consents and approvals, including from the FDIC, and the BFI, having been received and remaining in full force and effect, and the termination or expiration of all statutory waiting periods in respect thereof and, in the case of TowneBank’s obligation to effect the Merger, that no such required regulatory approval has resulted in the imposition of any materially burdensome regulatory condition; (iv) no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger being in effect, and no law, statute, rule, regulation, order, injunction or decree having been enacted, entered, promulgated or enforced by any governmental entity which prohibits or makes illegal the consummation of the Merger; (v) subject to certain exceptions, the accuracy of the representations and warranties of the Company and Bank, on the one hand, and TowneBank, on the other hand, contained in the Merger Agreement, generally as of the date on which the Merger Agreement was entered into and as of the closing date, subject to the materiality standards provided in the Merger Agreement (and the receipt by each party of a certificate dated as of the closing date and signed on behalf of the other party by its chief executive officer or chief financial officer to such effect); (vi) the performance by the Company and Bank, on the one hand, and TowneBank, on the other hand, in all material respects of the obligations, covenants and agreements required to be performed by it under the Merger Agreement at or prior to the closing date (and the receipt by each part of a certificate dated as of the closing date and signed on behalf of the other party by its chief executive officer or chief financial officer to such effect); and (vii) receipt by TowneBank and the Company of opinions of legal counsel to the effect that on the basis of facts, representations and assumptions set forth or referred to in such opinion, the Company Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code. If the Merger Agreement is terminated in certain circumstances, a termination fee of $8.2 million will be payable by the Company.

These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, the companies can mutually decide to terminate the Merger Agreement at any time, before or after shareholder approval, or TowneBank or the Company may elect to terminate the Merger Agreement in certain other circumstances.

TowneBank and the Company may waive one or more conditions to the Merger.

Prior to or at the effective time of the Merger, either party has the right to waive any default in the performance of any term of the Merger Agreement by the other party, to waive or extend the time for the compliance of fulfillment by the other party of any and all of such other party’s obligations under the Merger Agreement, and to waive any or all of the conditions to its obligations under the Merger Agreement.

Failure to complete the Merger could negatively impact the Company.

If the Merger is not completed for any reason, including as a result of either the Company’s shareholders failing to approve the merger proposal or the articles amendment proposal, there may be various adverse consequences, and the Company may experience negative reactions from the financial markets and from their respective customers and personnel. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that current market prices reflect a market assumption that the Merger will be beneficial and will be completed. The Company also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced against the Company to perform its respective obligations under the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $8.2 million to TowneBank.

Additionally, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of preparing, filing, printing and mailing a proxy statement/offering circular, and all filing and other fees paid in connection with the Merger. If the Merger is not completed, the Company would have to pay these expenses without realizing the expected benefits of the Merger.

The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on customers and personnel may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. In addition, subject to certain exceptions, the Company has agreed to operate its businesses in the ordinary course prior to the closing, and the Company is restricted from making certain acquisitions and taking other specified actions without the consent of TowneBank until the Merger is completed. These restrictions may prevent the Company from pursuing attractive business opportunities or strategic transactions that may arise prior to the completion of the Merger.

Index
The Merger Agreement contains provisions that could discourage a potential acquirer that might be willing to pay more to acquire or merge with the Company.

The Merger Agreement contains provisions that restrict the Company’s ability to, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by the Company's board of directors, engage or participate in any negotiations concerning, or provide any confidential or nonpublic information or data relating to, any alternative acquisition proposals. These provisions, which include a $8.2 million termination fee payable by the Company under certain circumstances, might discourage a potential acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share price to the Company’s shareholders than what is contemplated in the Merger Agreement, or might result in a potential acquirer’s proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay.

The support agreements could discourage a third party from pursuing an alternative transaction involving the Company.

Concurrently with the execution and delivery of the Merger Agreement, TowneBank entered into support agreements with each director of the Company and PL Capital Advisors, LLC, a shareholder of the Company (“PL Capital”). Pursuant to the support agreements, each party to a support agreement has agreed to (i) vote the shares of Company common stock over which they have the power to vote or direct the voting of in favor of the approval of the proposal to approve the merger proposal and the articles amendment proposal, and against any competing transaction and (ii) not transfer such holder’s shares of Company common stock prior to the Company’s special meeting of shareholders, with certain limited exceptions set forth in the support agreements. The existence of the support agreements could discourage a third party from pursuing an alternative transaction involving the Company.

The Company will incur transaction and integration costs in the Merger.

The Company has incurred and expects to incur significant, non-recurring costs in connection with negotiating the Merger Agreement and closing the Merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, regulatory fees, financial printing and other printing costs and other related costs. The Company may also incur additional costs to maintain employee morale and to retain key employees. Some of these costs are payable by TowneBank, the Company or both companies regardless of whether the Merger is completed.

In addition, the Surviving Corporation is expected to incur substantial costs in connection with the related integration. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. Although the Company has assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. Furthermore, there can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time. These integration costs may result in the Surviving Corporation taking charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

Shareholder litigation could prevent or delay the completion of the merger or result in the payment of damages following completion of the Merger.

In connection with the Merger, it is possible that TowneBank shareholders or the Company’s shareholders may file putative class action lawsuits against the board of directors of TowneBank or the Company. Among other remedies, these shareholders could seek to enjoin the Merger. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, such potential lawsuits could prevent or delay completion of the Merger and result in substantial costs to the Company, including any costs associated with indemnification obligations of the Company. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is consummated may adversely affect TowneBank's as the Surviving Corporation, business, financial condition, results of operations, or cash flows, or the market price for shares of TowneBank's common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon vesting of restricted stock awards to satisfy tax withholding requirements. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the three months ended March 31, 2025, the Company did not repurchase any shares related to the equity compensation plan awards.

During the three months ended March 31, 2025, the Company did not have an effective share repurchase program that was authorized by the Company’s Board of Directors.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Index
Item 6.	Exhibits.
Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of April 2, 2025, by and among Old Point Financial Corporation, The Old Point National Bank of Phoebus, and TowneBank (incorporated by reference to Exhibit 2.1 to Form 8-K filed April 7, 2025)*

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

10.1
Amendment to the Employment Agreement, dated January 10, 2025, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Robert F. Shuford, Jr. (incorporated by reference to Exhibit 10.24 to Form 10-K filed March 31, 2025)

10.2
Change of Control Severance Agreement, dated April 2, 2025, by and between The Old Point National Bank of Phoebus and Cathy W. Liles (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 7, 2025)

10.3
Change of Control Severance Agreement, dated April 2, 2025, by and between The Old Point National Bank of Phoebus and Thomas Hotchkiss (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 7, 2025)

10.4	Change of Control Severance Agreement, dated April 2, 2025, by and between The Old Point National Bank of Phoebus and Andrew B. Buxbaum

10.5	Change of Control Severance Agreement, dated April 2, 2025, by and between Old Point Financial Corporation, Old Point Trust and Financial Services, N.A. and A. Eric Kauders, Jr.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL, filed herewith: (i) Consolidated Balance Sheets (unaudited for March 31, 2025), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in Inline XBRL (included with Exhibit 101)

* Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

Date: May 14, 2025	/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	/s/Cathy W. Liles
Cathy W. Liles
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)