Form 10-Q
period 2025-06-30
OLD POINT FINANCIAL CORP
filed 2025-08-14
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of the registrant’s common stock, ($5.00 par value per share) as of August 7, 2025 was 5,102,197 shares.

OLD POINT FINANCIAL CORPORATION
FORM 10-Q

Index
GLOSSARY OF ACRONYMS AND DEFINED TERMS

2024 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
ACL	Allowance for Credit Losses
ACLL	Allowance for Credit Losses on Loans, a component of ACL
ALCO	Asset-Liability Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
Company	Old Point Financial Corporation and its subsidiaries
CBB	Community Bankers Bank
CBLR	Community Bank Leverage Ratio Framework
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
IRLC	Interest Rate Lock Commitments
NIM	Net Interest Margin
Notes	The Company’s 3.50% fixed-to-floating rate subordinated notes due 2031
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
ROE	Return on Average Equity
SEC	U.S. Securities and Exchange Commission
SOFR	Secured overnight financing rate
Wealth	Old Point Trust & Financial Services N.A.

Index
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands, except per share amounts)	2025	2024
Assets	(unaudited)

Cash and due from banks	$17,611	$17,098
Interest-bearing due from banks	81,846	122,238
Federal funds sold	1,221	708
Cash and cash equivalents	100,678	140,044
Securities available-for-sale, at fair value	214,377	218,083
Restricted securities, at cost	3,924	3,918
Loans, net	994,334	998,713
Premises and equipment, net	28,556	29,198
Premises and equipment, held for sale	344	344
Bank-owned life insurance	36,755	36,182
Goodwill	1,650	1,650
Core deposit intangible, net	121	143
Repossessed assets	2,354	1,972
Other assets	19,434	20,323
Total assets	$1,402,527	$1,450,570

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$342,562	$355,041
Savings deposits	676,946	659,445
Time deposits	189,193	240,428
Total deposits	1,208,701	1,254,914
Federal funds purchased, overnight repurchase agreements and other short-term borrowings	3,321	3,967
Federal Home Loan Bank advances	40,050	40,000
Subordinated notes, net	26,114	29,799
Accrued expenses and other liabilities	6,205	7,920
Total liabilities	1,284,391	1,336,600

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,102,797 and 5,078,318 shares outstanding (includes 70,854 and 65,920 of nonvested restricted stock, respectively)	25,160	25,062
Additional paid-in capital	17,672	17,548
Retained earnings	90,463	88,492
Accumulated other comprehensive loss, net	(15,159)	(17,132)
Total stockholders’ equity	118,136	113,970
Total liabilities and stockholders’ equity	$1,402,527	$1,450,570

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited, dollars in thousands, except per share amounts)	2025	2024	2025	2024
Interest and dividend income:
Loans, including fees	$14,339	$15,042	$28,326	$29,586
Interest-bearing deposits in other banks	1,044	1,087	2,180	1,886
Federal funds sold	12	12	20	21
Securities:
Taxable	1,984	1,761	3,959	3,559
Tax-exempt	138	139	275	278
Dividends and interest on all other securities	57	77	117	171
Total interest and dividend income	17,574	18,118	34,877	35,501

Interest expense:
Checking and savings deposits	3,123	2,699	5,914	5,296
Time deposits	1,565	2,337	3,366	4,509
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	39	1	77	2
Federal Home Loan Bank advances	405	670	806	1,448
Long-term borrowings	263	295	527	590
Total interest expense	5,395	6,002	10,690	11,845
Net interest income	12,179	12,116	24,187	23,656
Provision for credit losses	468	261	1,185	341
Net interest income after provision for credit losses	11,711	11,855	23,002	23,315

Noninterest income:
Fiduciary and asset management fees	1,273	1,129	2,605	2,321
Service charges on deposit accounts	767	837	1,537	1,595
Other service charges, commissions and fees	1,017	1,150	1,960	2,033
Bank-owned life insurance income	291	270	573	535
Loss on sale of available-for-sale securities, net	-	-	(176)	-
Loss on sale of repossessed assets	(252)	(58)	(336)	(36)
Gain on redemption and retirement of subordinated notes	-	-	656	-
Other operating income	153	143	277	245
Total noninterest income	3,249	3,471	7,096	6,693

Noninterest expense:
Salaries and employee benefits	7,499	7,195	14,842	15,026
Occupancy and equipment	1,094	1,373	2,275	2,546
Data processing	1,416	1,393	2,749	2,708
Customer development	134	176	268	231
Professional services	644	680	1,318	1,265
Employee professional development	230	167	413	378
Merger-related costs	976	-	1,237	-
Other taxes	290	276	574	537
Other operating expenses	1,081	1,064	2,135	2,336
Total noninterest expense	13,364	12,324	25,811	25,027
Income before income taxes	1,596	3,002	4,287	4,981
Income tax expense	354	473	887	735
Net income	$1,242	$2,529	$3,400	$4,246

Basic Earnings per Share:
Weighted average shares outstanding	5,103,320	5,064,363	5,095,086	5,052,091
Net income per share of common stock	$0.24	$0.50	$0.67	$0.84

Diluted Earnings per Share:
Weighted average shares outstanding	5,103,320	5,064,503	5,095,086	5,052,190
Net income per share of common stock	$0.24	$0.50	$0.67	$0.84

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited, dollars in thousands)	2025	2024	2025	2024

Net income	$1,242	$2,529	$3,400	$4,246
Other comprehensive income, net of tax
Net unrealized gain on available-for-sale securities	309	500	1,834	232
Reclassification for loss included in net income	-	-	139	-
Other comprehensive income, net of tax	309	500	1,973	232
Comprehensive income	$1,551	$3,029	$5,373	$4,478

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited, dollars in thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	Total
Three months ended June 30, 2025
Balance at March 31, 2025	5,013,414	$25,067	$17,683	$89,935	$(15,468)	$117,217
Net income	-	-	-	1,242	-	1,242
Other comprehensive income, net of tax	-	-	-	-	309	309
Employee Stock Purchase Plan share issuance	770	4	25	-	-	29
Restricted stock vested	17,760	89	(89)	-	-	-
Share-based compensation expense	-	-	53	-	-	53
Cash dividends ($0.14 per share)	-	-	-	(714)	-	(714)
Balance at June 30, 2025	5,031,944	$25,160	$17,672	$90,463	$(15,159)	$118,136

Three months ended June 30, 2024
Balance at March 31, 2024	4,989,222	$24,946	$17,193	$83,289	$(17,798)	$107,630
Net income	-	-	-	2,529	-	2,529
Other comprehensive income, net of tax	-	-	-	-	500	500
Employee Stock Purchase Plan share issuance	1,839	9	17	-	-	26
Restricted stock vested	18,351	92	(92)	-	-	-
Impact of adoption of new accounting pronouncement	-	-	-	(108)	-	(108)
Share-based compensation expense	-	-	130	-	-	130
Cash dividends ($0.14 per share)	-	-	-	(711)	-	(711)
Balance at June 30, 2024	5,009,412	$25,047	$17,248	$84,999	$(17,298)	$109,996

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited dollars in thousands, except per share amounts)	Stock	Stock	Capital	Earnings	Loss	Total
Six months ended June 30, 2025
Balance at December 31, 2024	5,012,398	$25,062	$17,548	$88,492	$(17,132)	$113,970
Net income	-	-	-	3,400	-	3,400
Other comprehensive income, net of tax	-	-	-	-	1,973	1,973
Employee Stock Purchase Plan share issuance	1,786	9	50	-	-	59
Restricted stock vested	17,760	89	(89)	-	-	-
Share-based compensation expense	-	-	163	-	-	163
Cash dividends ($0.28 per share)	-	-	-	(1,429)	-	(1,429)
Balance at June 30, 2025	5,031,944	$25,160	$17,672	$90,463	$(15,159)	$118,136

Six months ended June 30, 2024
Balance at December 31, 2023	4,986,435	$24,932	$17,099	$82,277	$(17,530)	$106,778
Net income	-	-	-	4,246	-	4,246
Other comprehensive income, net of tax	-	-	-	-	232	232
Employee Stock Purchase Plan share issuance	3,865	19	40	-	-	59
Restricted stock vested	19,112	96	(96)	-	-	-
Impact of adoption of new accounting pronouncement	-	-	-	(108)	-	(108)
Share-based compensation expense	-	-	205	-	-	205
Cash dividends ($0.28 per share)	-	-	-	(1,416)	-	(1,416)
Balance at June 30, 2024	5,009,412	$25,047	$17,248	$84,999	$(17,298)	$109,996

See accompanying notes to consolidated financial statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(unaudited, dollars in thousands)	2025	2024
Operating activities:
Net income	$3,400	$4,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	965	1,081
Amortization of right of use lease assets	181	312
Accretion related to acquisition, net	22	22
Amortization of subordinated debt issuance costs	65	65
Gain on redemption and retirement of subordinated notes	(656)	-
Provision for credit losses	1,185	341
Loss on sale of securities, net	176	-
Net amortization of securities	106	296
Decrease in loans held for sale, net	-	470
Net loss on write-down/sale of repossessed assets	336	36
Income from bank owned life insurance	(573)	(535)
Stock compensation expense	163	205
Decrease (increase) in other assets	184	(108)
Decrease in accrued expenses and other liabilities	(1,725)	(1,695)
Net cash provided by operating activities	3,829	4,736

Investing activities:
Purchases of available-for-sale securities	(5,886)	-
(Cash used in purchases) proceeds from redemption of restricted securities, net	(6)	1,351
Proceeds from maturities of available-for-sale securities	3,100	970
Proceeds from sales of available-for-sale securities	1,394	-
Paydowns on available-for-sale securities	7,313	9,131
Net decrease in loans held for investment	2,486	23,747
Purchases of premises and equipment	(323)	(1,951)
Net cash provided by investing activities	8,078	33,248

Financing activities:
(Decrease) increase in noninterest-bearing deposits	(12,479)	28,304
Increase (decrease) in savings deposits	17,501	(30,917)
(Decrease) increase in time deposits	(51,235)	8,791
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(646)	(1,002)
Increase in Federal Home Loan Bank advances	50	44,336
Repayment of Federal Home Loan Bank advances	-	(74,200)
Repayment and retirement of subordinated debt	(3,094)	-
Proceeds from Employee Stock Purchase Plan issuance	59	59
Cash dividends paid on common stock	(1,429)	(1,416)
Net cash used in financing activities	(51,273)	(26,045)

Net (decrease) increase in cash and cash equivalents	(39,366)	11,939
Cash and cash equivalents at beginning of period	140,044	80,806
Cash and cash equivalents at end of period	$100,678	$92,745

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$11,024	$11,724
Income tax	$760	$-

Supplemental schedule of noncash transactions
Unrealized gain on securities available-for-sale	$2,497	$293
Loans transferred to repossessed assets	$718	$1,256
Impact of adoption of new accounting pronouncements	$-	$108

See accompanying notes to consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

The Company
Headquartered in Hampton, Virginia, Old Point Financial Corporation (NASDAQ: OPOF) (the Company) is a holding company that conducts substantially all of its operations through two wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services, N.A. (Wealth). The Bank serves individual and commercial customers, the majority of which are in the Hampton Roads region of Virginia. As of June 30, 2025, the Bank had 13 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. Wealth offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, and its wholly-owned subsidiaries, the Bank and Wealth. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the Company’s financial position at June 30, 2025 and December 31, 2024, the statements of income, comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the statements of cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Proposed Merger with TowneBank
As previously disclosed, on April 2, 2025, the Company, The Old Point National Bank of Phoebus (the “Bank”) and TowneBank entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into TowneBank and immediately thereafter and contemporaneously therewith, the Bank will merge with and into TowneBank, with TowneBank continuing as the surviving corporation (the “Merger”).

As previously reported, the Company’s shareholders have approved the Merger Agreement, including the related plan of merger, which remain subject to receipt of certain required regulatory approvals, as well as other customary closing conditions.

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

Index
The completion of the Merger is subject to customary closing conditions, including, among others (i) authorization for listing on Nasdaq of the shares of TowneBank common stock to be issued in the Merger, subject to official notice of issuance, (ii) the receipt of specified governmental consents and approvals and termination or expiration of all applicable waiting periods in respect thereof, and, in the case of TowneBank’s obligation to effect the Merger, without the imposition of a materially burdensome regulatory condition, and (iii) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (a) the accuracy of the representations and warranties of the other party, subject to certain materiality and material adverse effect qualifications, (b) performance in all material respects by the other party of its obligations under the Merger Agreement and (c) receipt by such party of an opinion from counsel to the effect that the Company Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).

Recent Significant Accounting Pronouncements
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

Index
Note 2. Securities

The amortized cost and fair value, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated were as follows:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$4,021	$-	$(66)	$3,955
Obligations of U.S. Government agencies	39,198	122	(465)	38,855
Obligations of state and political subdivisions	55,432	-	(7,792)	47,640
Mortgage-backed securities	105,012	107	(8,518)	96,601
Corporate bonds and other securities	29,903	9	(2,586)	27,326
	$233,566	$238	$(19,427)	$214,377

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$4,037	$-	$(120)	$3,917
Obligations of U.S. Government agencies	41,388	245	(342)	41,291
Obligations of state and political subdivisions	57,710	-	(8,075)	49,635
Mortgage-backed securities	105,492	2	(10,656)	94,838
Corporate bonds and other securities	31,142	22	(2,762)	28,402
	$239,769	$269	$(21,955)	$218,083

The amortized cost and fair value of securities at June 30, 2025 and December 31, 2024, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2025
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$4,923	$4,851
Due after one year through five years	17,046	16,245
Due after five through ten years	60,506	54,869
Due after ten years	151,091	138,412
	$233,566	$214,377

	December 31, 2024
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$2,008	$1,982
Due after one year through five years	20,931	19,608
Due after five through ten years	58,428	51,576
Due after ten years	158,402	144,917
	$239,769	$218,083

Index
The following table shows realized gains or losses on the sale of investment securities during the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Realized gains on sales of securities	$-	$-	$-	$-
Realized losses on sales of securities	-	-	(176)	-
Net realized loss	$-	$-	$(176)	$-

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an ACL has not been recorded as of June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	June 30, 2025
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value	Securities
U.S. Treasury securities	$-	$-	$66	$3,955	$66	$3,955	1
Obligations of U.S. Government agencies	217	17,180	248	10,810	465	27,990	37
Obligations of state and political subdivisions	74	914	7,718	46,726	7,792	47,640	41
Mortgage-backed securities	318	14,910	8,200	69,736	8,518	84,646	44
Corporate bonds and other securities	174	2,729	2,412	23,087	2,586	25,816	26
Total securities available-for-sale	$783	$35,733	$18,644	$154,314	$19,427	$190,047	149

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value	Securities
U.S. Treasury securities	$-	$-	$120	$3,917	$120	$3,917	1
Obligations of U.S. Government agencies	69	11,147	273	13,155	342	24,302	32
Obligations of state and political subdivisions	14	975	8,061	48,660	8,075	49,635	43
Mortgage-backed securities	621	24,568	10,035	69,827	10,656	94,395	46
Corporate bonds and other securities	209	2,934	2,553	23,947	2,762	26,881	26
Total securities available-for-sale	$913	$39,624	$21,042	$159,506	$21,955	$199,130	148

The number of investments in an unrealized loss position as of June 30, 2025 and December 31, 2024 were 149 and 148, respectively. The Company concluded no ACL should be recognized as of June 30, 2025 and December 31, 2024 based primarily on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s state and political subdivision securities are rated AA or better and the Company receives a surveillance report that is reviewed quarterly for indications of credit concerns. The Company’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments. The Company’s corporate bonds and other securities portfolio issuers consist of bank holding companies that are monitored on a quarterly basis by the Company’s credit department for indications of declining credit quality.

Restricted Stock
The restricted stock category is comprised of stock in FHLB, FRB, and CBB. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and the securities lack a market. Therefore, FHLB, FRB, and CBB stock are carried at cost and evaluated for impairment. When evaluating these stocks for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Restricted stock is viewed as a long-term investment and management believes that the Company has the ability and the intent to hold this stock until its value is recovered. The Company did not consider its investment in restricted stock to be impaired at June 30, 2025 and no impairment has been recognized.

Index

Note 3. Loans and the Allowance for Credit Losses on Loans

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Mortgage loans on real estate:
Residential 1-4 family	$180,840	$179,704
Commercial - owner occupied	129,333	127,933
Commercial - non-owner occupied	294,225	310,952
Multifamily	45,571	39,467
Construction and land development	76,287	85,926
Second mortgages	10,586	10,749
Equity lines of credit	62,969	56,851
Total mortgage loans on real estate	799,811	811,582
Commercial and industrial loans	53,677	53,906
Consumer automobile loans	133,681	124,689
Other consumer loans	16,074	17,449
Other (1)	3,032	2,534
Total loans, net of deferred fees (2)	1,006,275	1,010,160
Less: Allowance for credit losses on loans	11,941	11,447
Loans, net of allowance and deferred fees (2)	$994,334	$998,713

(1)
Overdrawn accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $304 thousand and $286 thousand at June 30, 2025 and December 31, 2024, respectively.

(2)	Net deferred loan fees totaled $553 thousand and $868 thousand at June 30, 2025 and December 31, 2024, respectively.

All classes of loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Interest and fees continue to accrue on past due loans until the date the loan is placed in nonaccrual status, if applicable. Any accrued interest receivable on loans placed on nonaccrual status is reversed by an adjustment to interest income. The following table includes an aging analysis of the recorded investment in past due loans as of the dates indicated. Also included in the table below are loans that are 90 days or more past due as to interest and principal and still accruing interest, because they are well-secured and in the process of collection. The following tables show the aging of the Company’s loan portfolio, by class, as of June 30, 2025 and December 31, 2024.

Age Analysis of Past Due Loans as of June 30, 2025

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual(2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$-	$185	$139	$-	$180,516	$180,840
Commercial - owner occupied	-	-	-	-	129,333	129,333
Commercial - non-owner occupied	-	-	-	-	294,225	294,225
Multifamily	-	-	-	-	45,571	45,571
Construction and land development	915	-	-	-	75,372	76,287
Second mortgages	-	-	74	-	10,512	10,586
Equity lines of credit	-	79	99	43	62,749	62,969
Total mortgage loans on real estate	$915	$264	$312	$43	$798,278	$799,811
Commercial and industrial loans	309	292	98	-	52,978	53,677
Consumer automobile loans	1,492	461	395	-	131,333	133,681
Other consumer loans	29	202	127	-	15,716	16,074
Other	304	-	-	-	2,728	3,032
Total	$3,049	$1,219	$932	$43	$1,001,033	$1,006,275

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccrual column and not also in its respective past due column.

Index
Age Analysis of Past Due Loans as of December 31, 2024

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	Nonaccrual(2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$125	$-	$-	$39	$179,540	$179,704
Commercial - owner occupied	-	-	-	-	127,933	127,933
Commercial - non-owner occupied	-	-	-	-	310,952	310,952
Multifamily	-	-	-	-	39,467	39,467
Construction and land development	-	-	-	-	85,926	85,926
Second mortgages	176	13	-	-	10,560	10,749
Equity lines of credit	253	64	50	43	56,441	56,851
Total mortgage loans on real estate	$554	$77	$50	$82	$810,819	$811,582
Commercial and industrial loans	919	181	259	-	52,547	53,906
Consumer automobile loans	2,682	898	238	-	120,871	124,689
Other consumer loans	407	225	94	-	16,723	17,449
Other	286	-	-	-	2,248	2,534
Total	$4,848	$1,381	$641	$82	$1,003,208	$1,010,160

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2)	For purposes of this table, if a loan is past due and on nonaccrual, it is included in the nonaccrual column and not also in its respective past due column.

Index
The following table shows the Company’s amortized cost basis of loans on nonaccrual status and loans past due 90 days and accruing as of June 30, 2025 and December 31, 2024, by class of loan.

	Nonaccrual		Nonaccrual with no ACLL		90 Days and still Accruing
(dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Mortgage loans on real estate:
Residential 1-4 family	$-	$39	$-	$39	$139	$-
Commercial - owner occupied	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Second mortgages	-	-	-	-	74	-
Equity lines of credit	43	43	43	-	99	50
Total mortgage loans on real estate	43	82	43	39	312	50
Commercial and industrial loans	-	-	-	-	98	259
Consumer automobile loans	-	-	-	-	395	238
Other consumer loans	-	-	-	-	127	94
Total	$43	$82	$43	$39	$932	$641

The Company’s loan portfolio may include certain loans modified, where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company closely monitors the performance of modified loans to understand the effectiveness of modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. The Company did not grant any such modifications during the three and six months ended June 30, 2025 and 2024.

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

Index
The following tables present the activity in the ACLL by portfolio class for the six months ended June 30, 2025 and June 30, 2024.

Allowance for Credit Losses
For the Six Months Ended June 30, 2025
(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Land Development	Real Estate - Mortgage (1)	Real Estate - Commercial (2)	Consumer (3)	Other	Total
Allowance for credit losses on loans:
Balance, beginning	$480	$814	$2,874	$5,493	$1,641	$145	$11,447
Charge-offs	(296)	-	(18)	-	(424)	(105)	(843)
Recoveries	4	-	40	-	85	33	162
Provision (recovery) for loan losses	300	(43)	365	501	54	(2)	1,175
Ending Balance	$488	$771	$3,261	$5,994	$1,356	$71	$11,941

For the Six Months Ended June 30, 2024
(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Land Development	Real Estate - Mortgage (1)	Real Estate - Commercial (2)	Consumer (3)	Other	Total
Allowance for loan losses:
Balance, beginning	$573	$982	$2,904	$5,742	$1,827	$178	$12,206
Charge-offs	(117)	-	-	-	(756)	(104)	(977)
Recoveries	6	-	20	11	267	26	330
Provision (recovery) for loan losses	17	(129)	58	(58)	372	9	269
Ending Balance	$479	$853	$2,982	$5,695	$1,710	$109	$11,828

(1)	The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2)	The real estate-commercial segment included commercial-owner occupied and commercial non-owner occupied.
(3)	The consumer segment included consumer automobile loans.

The following table presents a breakdown of the provision for credit losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Provision for credit losses:
Provision for loans	$450	$191	$1,175	$269
Provision for unfunded commitments	18	70	10	72
Total	$468	$261	$1,185	$341

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

Index
The following tables present credit quality exposures by internally assigned risk ratings originated as of the dates indicated:

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Construction and land development
Pass	$10,660	$18,838	$24,953	$18,304	$1,297	$994	$-	$75,046
OAEM	-	-	-	-	117	1,124	-	1,241
Substandard	-	-	-	-	-	-	-	-
Total construction and land development	$10,660	$18,838	$24,953	$18,304	$1,414	$2,118	$-	$76,287

Commercial real estate - owner occupied
Pass	$11,052	$12,016	$8,381	$20,765	$14,934	$61,034	$1,151	$129,333
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$11,052	$12,016	$8,381	$20,765	$14,934	$61,034	$1,151	$129,333

Commercial real estate - non-owner occupied
Pass	$7,150	$9,712	$31,131	$70,321	$99,813	$71,445	$579	$290,151
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	4,074	-	-	4,074
Total commercial real estate - non-owner occupied	$7,150	$9,712	$31,131	$70,321	$103,887	$71,445	$579	$294,225

Commercial and industrial
Pass	$8,748	$9,884	$9,361	$7,774	$2,143	$3,761	$11,794	$53,465
OAEM	-	-	-	-	-	114	-	114
Substandard	-	-	98	-	-	-	-	98
Total commercial and industrial	$8,748	$9,884	$9,459	$7,774	$2,143	$3,875	$11,794	$53,677

Multifamily real estate
Pass	$-	$-	$13,878	$1,324	$2,045	$22,698	$5,626	$45,571
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multifamily real estate	$-	$-	$13,878	$1,324	$2,045	$22,698	$5,626	$45,571

Residential 1-4 family
Pass	$8,434	$16,553	$29,686	$35,385	$31,569	$72,485	$59,928	$254,040
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	123	-	232	-	355
Total residential 1-4 family	$8,434	$16,553	$29,686	$35,508	$31,569	$72,717	$59,928	$254,395

Consumer - automobile
Pass	$36,530	$20,916	$25,264	$40,667	$5,239	$4,591	$-	$133,207
OAEM	-	-	-	-	-	-	-	-
Substandard	-	46	10	265	8	145	-	474
Total consumer - automobile	$36,530	$20,962	$25,274	$40,932	$5,247	$4,736	$-	$133,681

Consumer - other
Pass	$249	$920	$146	$284	$24	$903	$13,362	$15,888
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	186	-	186
Total consumer - other	$249	$920	$146	$284	$24	$1,089	$13,362	$16,074

Other
Pass	$1,808	$147	$-	$-	$274	$803	$-	$3,032
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	$1,808	$147	$-	$-	$274	$803	$-	$3,032

Total loans
Pass	$84,631	$88,986	$142,800	$194,824	$157,338	$238,714	$92,440	$999,733
OAEM	-	-	-	-	117	1,238	-	1,355
Substandard	-	46	108	388	4,082	563	-	5,187
Total loans	$84,631	$89,032	$142,908	$195,212	$161,537	$240,515	$92,440	$1,006,275

Index
	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Construction and land development
Pass	$34,692	$24,752	$22,882	$1,476	$1,749	$375	$-	$85,926
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction and land development	$34,692	$24,752	$22,882	$1,476	$1,749	$375	$-	$85,926

Commercial real estate - owner occupied
Pass	$12,111	$8,432	$21,984	$18,533	$10,860	$54,917	$1,096	$127,933
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$12,111	$8,432	$21,984	$18,533	$10,860	$54,917	$1,096	$127,933

Commercial real estate - non-owner occupied
Pass	$9,845	$41,205	$71,545	$94,393	$39,153	$42,184	$215	$298,540
OAEM	-	-	-	-	-	767	-	767
Substandard	-	-	-	11,645	-	-	-	11,645
Total commercial real estate - non-owner occupied	$9,845	$41,205	$71,545	$106,038	$39,153	$42,951	$215	$310,952

Commercial and industrial
Pass	$5,578	$12,391	$11,198	$3,058	$919	$3,455	$17,307	$53,906
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total commercial and industrial	$5,578	$12,391	$11,198	$3,058	$919	$3,455	$17,307	$53,906

Multifamily real estate
Pass	$-	$6,966	$1,343	$2,081	$580	$22,495	$6,002	$39,467
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multifamily real estate	$-	$6,966	$1,343	$2,081	$580	$22,495	$6,002	$39,467

Residential 1-4 family
Pass	$12,100	$32,787	$37,879	$32,992	$23,912	$53,012	$54,540	$247,222
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	82	-	82
Total residential 1-4 family	$12,100	$32,787	$37,879	$32,992	$23,912	$53,094	$54,540	$247,304

Consumer - automobile
Pass	$24,763	$33,695	$53,434	$7,397	$1,939	$3,461	$-	$124,689
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - automobile	$24,763	$33,695	$53,434	$7,397	$1,939	$3,461	$-	$124,689

Consumer - other
Pass	$1,041	$182	$345	$236	$14	$14,037	$1,594	$17,449
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total consumer - other	$1,041	$182	$345	$236	$14	$14,037	$1,594	$17,449

Other
Pass	$1,490	$-	$-	$274	$-	$770	$-	$2,534
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other	$1,490	$-	$-	$274	$-	$770	$-	$2,534

Total loans
Pass	$101,620	$160,410	$220,610	$160,440	$79,126	$194,706	$80,754	$997,666
OAEM	-	-	-	-	-	767	-	767
Substandard	-	-	-	11,645	-	82	-	11,727
Total loans	$101,620	$160,410	$220,610	$172,085	$79,126	$195,555	$80,754	$1,010,160

Index
The following tables detail the current period gross charge-offs of loans by year of origination for the six months ended June 30, 2025 and June 30, 2024:

	June 30, 2025
	Current Period Charge-offs by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial	$-	$-	$116	$180	$-	$-	$-	$296
Residential 1-4 Family	-	-	-	-	-	18	-	18
Consumer - automobile	9	85	174	86	56	13	-	423
Consumer - other	-	-	-	-	-	1	-	1
Other (1)	105	-	-	-	-	-	-	105
Total	$114	$85	$290	$266	$56	$32	$-	$843
(1)	Gross charge-offs of other loans for the six months ended June 30, 2025 included $105 thousand of demand deposit overdrafts that originated in 2025.

	June 30, 2024
	Current Period Charge-offs by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial	$-	$-	$108	$-	$-	$9	$-	$117
Consumer - automobile	-	151	438	131	17	15	-	752
Consumer - other	-	-	-	-	-	4	-	4
Other (1)	104	-	-	-	-	-	-	104
Total	$104	$151	$546	$131	$17	$28	$-	$977
(1)	Gross charge-offs of other loans for the six months ended June 30, 2024 included $104 thousand of demand deposit overdrafts that originated in 2024.

The following table presents the Company’s amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Real Estate Secured Loans	ACL - Loans	Real Estate Secured Loans	ACL - Loans
Mortgage loans on real estate:
Residential 1-4 family	$-	$-	$39	$-
Commercial - non-owner occupied	4,074	235	-	-
Construction and land development	1,241	-	1,241	-
Equity lines of credit	43	-	43	43
Total mortgage loans on real estate	5,358	235	1,323	43
Commercial and industrial loans	114	-	114	-
Other consumer loans	2	3	-	-
Total	$5,474	$238	$1,437	$43

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

Index
The right-of-use assets and lease liabilities are included in “Other Assets” and “Other Liabilities,” respectively, in the Consolidated Balance Sheets. There were no new leases executed during the six months ended June 30, 2025. The following tables present information about the Company’s leases:

(dollars in thousands)	June 30,2025	December 31, 2024
Lease liabilities	$660	$840
Right-of-use assets	$630	$793
Weighted average remaining lease term	2.25 years	2.63 years
Weighted average discount rate	3.44%	3.27%

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Operating lease cost	$96	$206	$196	$312
Total lease cost	$96	$206	$196	$312

Cash paid for amounts included in the measurement of lease liabilities	$101	$109	$206	$217

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
(dollars in thousands)	June 30, 2025
Six months ending December 31, 2025	$176
Twelve months ending December 31, 2026	278
Twelve months ending December 31, 2027	208
Twelve months ending December 31, 2028	24
Total undiscounted cash flows	$686
Discount	(26)
Lease liabilities	$660

Note 5. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both June 30, 2025 and December 31, 2024. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors, and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $571 thousand and $686 thousand at June 30, 2025 and December 31, 2024, respectively. The expected terms of these investments and the related tax benefits run through 2033. There were no additional capital calls expected for the funds at June 30, 2025.

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

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. As of both June 30, 2025 and December 31, 2024, the remaining credit available from these lines totaled $65.0 million. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $433.3 million and $400.5 million as of June 30, 2025 and December 31, 2024, respectively.

The Company had one short-term FHLB daily rate credit totaling $50 thousand outstanding at June 30, 2025, with a scheduled maturity on June 30, 2026 and a rate of 4.57%.

Index
On December 23, 2024, the Company entered into a revolving unsecured line of credit agreement with another financial institution for $3.3 million. This line bears interest at the prime lending rate and matures on December 23, 2025. As of both June 30, 2025 and December 31, 2024, the remaining credit available from this line was $1.3 million.

The following table presents total short-term borrowings as of the dates indicated:

(dollars in thousands)	June 30, 2025	December 31, 2024
Overnight repurchase agreements	$1,316	$1,962
Federal Home Loan Bank advances	50	-
Other short-term borrowings	2,005	2,005
Total short-term borrowings	$3,371	$3,967

Maximum month-end outstanding balance (year-to-date)	$43,469	$81,413
Average outstanding balance during the period	$41,810	$33,766
Average interest rate (year-to-date)	3.89%	4.43%
Average interest rate at end of period	0.09%	0.03%

Long-Term Borrowings
The Company had two long-term FHLB advances totaling $40.0 million outstanding at June 30, 2025 and December 31, 2024, with scheduled maturities on July 9, 2027 and July 9, 2029 and rates at 3.69% and 4.33%.

On July 14, 2021, the Company completed a $30.0 million issuance, ($29.4 million, net of issuance costs) of subordinated notes (the Notes) in a private placement transaction. The Notes are due in 2031 and bear interest at a fixed rate of 3.5% for five years and at the three-month SOFR plus 286 basis points, resetting quarterly, thereafter. In the first quarter of 2025, $3.7 million of the Notes were redeemed and retired, resulting in a realized gain of $656 thousand.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making such commitments as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent credit risk were outstanding as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Commitments to extend credit:
Home equity lines of credit	$94,754	$95,346
Commercial real estate, construction and development loans committed but not funded	42,912	44,223
Other lines of credit (principally commercial)	47,145	47,504
Total	$184,811	$187,073

Letters of credit	$2,599	$2,763

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

Index
Employee Stock Purchase Plan
Under the Company’s ESPP, substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and was set at 5% for the year ended December 31, 2024 and for the first six months of 2025.

Total stock purchases under the ESPP amounted to 1,786 shares during the six months ended June 30, 2025. At June 30, 2025, the Company had 205,810 remaining shares reserved for issuance under the ESPP. In accordance with the Merger Agreement, purchases under the Company’s ESPP were discontinued during the second quarter of 2025.

Incentive Stock Plan
The Incentive Stock Plan permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of June 30, 2025, only restricted stock had been granted under the Incentive Stock Plan.

Restricted stock activity for the six months ended June 30, 2025 and June 30, 2024 is summarized below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, January 1, 2025	65,920	$17.03
Issued	25,696	30.67
Vested	(20,762)	39.05
Forfeited	-	-
Nonvested, June 30, 2025	70,854	$15.53

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, January 1, 2024	53,660	$22.32
Issued	37,674	14.05
Vested	(19,112)	19.95
Forfeited	(4,109)	20.70
Nonvested, June 30, 2024	68,113	$18.51

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.86 years.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $1.0 million as of June 30, 2025 and $508 thousand as of December 31, 2024.

Stock-based compensation expense was $53 thousand and $130 thousand for the three months ended June 30, 2025 and 2024, respectively, and $163 thousand and $205 thousand for the six months ended June 30, 2025 and 2024, respectively.

Index
Note 9. Stockholders’ Equity and Earnings per Common Share

Stockholders’ Equity – Accumulated Other Comprehensive Income (Loss)
The following table presents amounts reclassified out of accumulated other comprehensive income (loss), by category, during the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected Line Item on Consolidated Statement of Income
(dollars in thousands)	2025	2024	2025	2024
Sale of securities
Realized loss on sale of securities	$-	$-	$(176)	$-	Loss on sale of securities, net
Tax effect	-	-	37	-	Income tax benefit
	$-	$-	$(139)	$-

The following tables present the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Three Months Ended June 30, 2025
Balance at beginning of period	$(15,468)	$(15,468)
Net other comprehensive income	309	309
Balance at end of period	$(15,159)	$(15,159)

Three Months Ended June 30, 2024
Balance at beginning of period	$(17,798)	$(17,798)
Net other comprehensive income	500	500
Balance at end of period	$(17,298)	$(17,298)

(dollars in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Six Months Ended June 30, 2025
Balance at beginning of period	$(17,132)	$(17,132)
Net other comprehensive income	1,973	1,973
Balance at end of period	$(15,159)	$(15,159)

Six Months Ended June 30, 2024
Balance at beginning of period	$(17,530)	$(17,530)
Net other comprehensive income	232	232
Balance at end of period	$(17,298)	$(17,298)

The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated:

	Three Months Ended June 30, 2025
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$391	$(82)	$309
	391	(82)	309

Total change in accumulated other comprehensive loss, net	$391	$(82)	$309

	Three Months Ended June 30, 2024
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$633	$(133)	$500
	633	(133)	500

Total change in accumulated other comprehensive loss, net	$633	$(133)	$500

	Six Months Ended June 30, 2025
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,321	$(487)	$1,834
Reclassification adjustment for net losses recognized in income	176	(37)	139
	2,497	(524)	1,973

Total change in accumulated other comprehensive loss, net	$2,497	$(524)	$1,973

	Six Months Ended June 30, 2024
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$294	$(62)	$232
	294	(62)	232

Total change in accumulated other comprehensive loss, net	$294	$(62)	$232

Index
Earnings Per Common Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of potentially dilutive common shares attributable to the ESPP. The Company had no antidilutive shares outstanding in the three and six months ended June 30, 2025 and 2024, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

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

Index
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

The Company recognizes IRLCs at fair value. Fair value of IRLCs is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best-efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Company’s IRLCs are classified as Level 2. At June 30, 2025 and December 31, 2024, there were no IRLCs.

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

Index
The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at June 30, 2025 Using
(dollars in thousands)	Balance	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasury securities	$3,955	$-	$3,955	$-
Obligations of U.S. Government agencies	38,855	-	38,855	-
Obligations of state and political subdivisions	47,640	-	47,640	-
Mortgage-backed securities	96,601	-	96,601	-
Corporate bonds and other securities	27,326	-	27,326	-
Total available-for-sale securities	214,377	-	214,377	-
Derivatives
Interest rate swap on loans	1,004	-	1,004	-
Total assets	$215,381	$-	$215,381	$-

Liabilities:
Derivatives
Interest rate swap on loans	1,004	-	1,004	-
Total liabilities	$1,004	$-	$1,004	$-

		Fair Value Measurements at December 31, 2024 Using
(dollars in thousands)	Balance	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury securities	$3,917	$-	$3,917	$-
Obligations of U.S. Government agencies	41,291	-	41,291	-
Obligations of state and political subdivisions	49,635	-	49,635	-
Mortgage-backed securities	94,838	-	94,838	-
Corporate bonds and other securities	28,402	-	28,402	-
Total available-for-sale securities	$218,083	$-	$218,083	$-
Derivatives
Interest rate swap on loans	1,603	-	1,603	-
Total assets	$219,686	$-	$219,686	$-

Liabilities:
Derivatives
Interest rate swap on loans	1,603	-	1,603	-
Total liabilities	$1,603	$-	$1,603	$-

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

Collateral dependent loans may be secured by collateral other than real estate. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). If a loan is not collateral-dependent, its impairment may be measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate. Because the loan is discounted at its effective rate of interest, rather than at a market rate, the loan is not considered to be held at fair value and is not included in the tables below. Collateral-dependent loans allocated to the allowance for credit losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as part of the provision for credit losses on the Consolidated Statements of Income. As of December 31, 2024, there were no collateral dependent loans measured at fair value.

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

The Company had no OREO as of June 30, 2025 or December 31, 2024.
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

The following tables summarize the Company’s assets measured at fair value on a nonrecurring basis as of the dates indicated:

		Carrying Value at June 30, 2025
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Repossessed assets	$2,354	$-	$-	$2,354
Collateral dependent - Commercial - Non-Owner Occupied	$3,839	$-	$-	$3,839

		Carrying Value at December 31, 2024
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Repossessed assets	$1,972	$-	$-	$1,972

Index
The following tables display quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at June 30, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Repossessed assets
Repossessed assets	$2,354	Market comparables	Selling costs	10.00% - 20.00% (15.00%)
Collateral dependent - Commercial - Non-Owner Occupied	$3,839	Discounted appraised value	Selling costs	18% (18%)
			Appraisal discounts	30% (30%)

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Repossessed assets
Repossessed assets	$1,972	Market comparables	Selling costs	10.00% - 20.00% (15.00%)

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
The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2025 and December 31, 2024. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and FRB stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as interest-bearing demand and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

		Fair Value Measurements at June 30, 2025 Using
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$100,678	$100,678	$-	$-
Securities available-for-sale	214,377	-	214,377	-
Restricted securities	3,924	-	3,924	-
Loans, net	1,006,275	-	-	971,308
Interest rate swap on loans	1,004	-	1,004	-
Bank owned life insurance	36,755	-	36,755	-
Accrued interest receivable	4,481	-	4,481	-

Liabilities
Deposits	$1,208,701	$-	$1,208,930	$-
Short-term borrowings	3,371	-	3,371	-
Federal Home Loan Bank advances	40,000	-	40,034	-
Subordinated notes, net	26,114	-	23,697	-
Interest rate swap on loans	1,004	-	1,004	-
Accrued interest payable	1,686	-	1,686	-

Index
		Fair Value Measurements at December 31, 2024 Using
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$140,044	$140,044	$-	$-
Securities available-for-sale	218,083	-	218,083	-
Restricted securities	3,918	-	3,918	-
Loans, net	1,010,160	-	-	968,452
Interest rate swap on loans	1,603	-	1,603	-
Bank owned life insurance	36,182	-	36,182	-
Accrued interest receivable	4,670	-	4,670	-

Liabilities
Deposits	$1,254,914	$-	$1,253,926	$-
Short-term borrowings	3,967	-	3,967	-
Federal Home Loan Bank advances	40,000	-	39,418	-
Subordinated notes, net	29,799	-	26,622	-
Interest rate swap on loans	1,603	-	1,603	-
Accrued interest payable	2,085	-	2,085	-

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

The Company’s segment structure reflects the financial information and reports used by our chief operating decision maker (CODM) to make decisions regarding the business, including resource allocations and performance. Our Chief Executive Officer is the CODM. We evaluate performance and allocate resources based on the operating income of each operating segment. The CODM uses segment operating income in the annual budget process. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues.

Index
Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the three and six months ended June 30, 2025 and 2024 follows:

	Three Months Ended June 30, 2025
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$17,525	$50	$3,702	$(3,703)	$17,574
Income from fiduciary activities	-	1,299	-	(26)	1,273
Other income	1,448	222	50	256	1,976
Total operating income	18,973	1,571	3,752	(3,473)	20,823

Expenses
Interest expense	5,094	-	301	-	5,395
Provision for credit losses	468	-	-	-	468
Salaries and employee benefits	6,191	1,114	220	(26)	7,499
Data processing	1,276	126	14	-	1,416
Customer development	121	13	-	-	134
Occupancy and equipment	1,045	49	-	-	1,094
Other expenses	2,509	127	986	(401)	3,221
Total operating expenses	16,704	1,429	1,521	(427)	19,227

Income before taxes	2,269	142	2,231	(3,046)	1,596

Income tax expense (benefit)	470	29	(145)	-	354

Net income (loss)	$1,799	$113	$2,376	$(3,046)	$1,242

Capital expenditures	$157	$-	$-	$-	$157

Total assets	$1,395,312	$6,698	$146,904	$(146,387)	$1,402,527

Index
	Three Months Ended June 30, 2024
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$18,069	$49	$4,321	$(4,321)	$18,118
Income from fiduciary activities	-	1,179	-	(50)	1,129
Other income	2,158	236	50	(102)	2,342
Total operating income	20,227	1,464	4,371	(4,473)	21,589

Expenses
Interest expense	5,707	-	295	-	6,002
Provision for credit losses	261	-	-	-	261
Salaries and employee benefits	6,159	887	199	(50)	7,195
Data processing	1,226	155	14	(2)	1,393
Customer development	166	10	-	-	176
Occupancy and equipment	1,314	58	-	1	1,373
Other expenses	2,014	114	160	(101)	2,187
Total operating expenses	16,847	1,224	668	(152)	18,587

Income before taxes	3,380	240	3,703	(4,321)	3,002

Income tax expense (benefit)	552	51	(130)	-	473

Net income (loss)	$2,828	$189	$3,833	$(4,321)	$2,529

Capital expenditures	$1,152	$-	$-	$-	$1,152

Total assets	$1,414,168	$7,481	$140,287	$(138,582)	$1,423,354

Index
	Six Months Ended June 30, 2025
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$34,781	$97	$4,952	$(4,953)	$34,877
Income from fiduciary activities	-	2,672	-	(67)	2,605
Other income	3,730	470	100	191	4,491
Total operating income	38,511	3,239	5,052	(4,829)	41,973

Expenses
Interest expense	10,087	-	603	-	10,690
Provision for credit losses	1,185	-	-	-	1,185
Salaries and employee benefits	12,278	2,169	462	(67)	14,842
Data processing	2,469	253	29	(2)	2,749
Customer development	245	23	-	-	268
Occupancy and equipment	2,175	100	-	-	2,275
Other expenses	4,508	262	1,372	(465)	5,677
Total operating expenses	32,947	2,807	2,466	(534)	37,686

Income before taxes	5,564	432	2,586	(4,295)	4,287

Income tax expense (benefit)	953	91	(157)	-	887

Net income (loss)	$4,611	$341	$2,743	$(4,295)	$3,400

Capital expenditures	$323	$-	$-	$-	$323

Total assets	$1,395,312	$6,698	$146,904	$(146,387)	$1,402,527

Index
	Six Months Ended June 30, 2024
(dollars in thousands)	Bank	Wealth	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$35,410	$91	$5,121	$(5,121)	$35,501
Income from fiduciary activities	-	2,396	-	(75)	2,321
Other income	3,992	447	100	(167)	4,372
Total operating income	39,402	2,934	5,221	(5,363)	42,194

Expenses
Interest expense	11,255	-	590	-	11,845
Provision for credit losses	341	-	-	-	341
Salaries and employee benefits	12,800	1,911	390	(75)	15,026
Data processing	2,363	320	27	(2)	2,708
Customer development	212	18	-	1	231
Occupancy and equipment	2,435	111	-	-	2,546
Other expenses	4,195	286	201	(166)	4,516
Total operating expenses	33,601	2,646	1,208	(242)	37,213

Income before taxes	5,801	288	4,013	(5,121)	4,981

Income tax expense (benefit)	905	63	(233)	-	735

Net income (loss)	$4,896	$225	$4,246	$(5,121)	$4,246

Capital expenditures	$1,951	$-	$-	$-	$1,951

Total assets	$1,414,168	$7,481	$140,287	$(138,582)	$1,423,354

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

The following discussion is intended to assist readers in understanding and evaluating the results of operations, financial condition, liquidity, and capital resources of the Company, consisting of the parent company (the Parent) and its wholly-owned subsidiaries, the Bank and Wealth. This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements, the notes to the financial statements, and the other financial information contained elsewhere in this report, as well as the Company’s 2024 Form 10-K. In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company’s future business, financial condition, or results of operations. For a description of certain factors that may have a significant impact on the Company’s future business, financial condition, or results of operations, see “Cautionary Statement Regarding Forward-Looking Statements” at the end of this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

Index
The following table presents selected financial performance highlights for the periods indicated:

Table 1: Financial Performance Highlights
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024

Net income
Bank	$1,799	$2,828	$4,611	$4,896
Wealth	113	189	341	225
Parent	2,376	3,833	2,743	4,246
Eliminations	(3,046)	(4,321)	(4,295)	$(5,121)
Consolidated net income	$1,242	$2,529	$3,400	$4,246

Earnings per share - basic and diluted	$0.24	$0.50	$0.67	$0.84

Return on average equity	4.25%	9.43%	5.86%	7.94%
Return on average assets	0.35%	0.71%	0.48%	0.59%

Net income for the three months ended June 30, 2025 was $1.2 million ($0.24 diluted earnings per share) compared to $2.5 million ($0.50 diluted earnings per share) for the three months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, net income was $3.4 million ($0.67 diluted earnings per share) compared to $4.2 million ($0.84 diluted earnings per share), respectively.

Key highlights of the three and six months ended June 30, 2025 are as follows:

•
Total assets were $1.4 billion at June 30, 2025, decreasing $48.0 million or 3.3% from December 31, 2024. Net loans held for investment were $994.3 million at June 30, 2025, decreasing $4.4 million, or 0.4%, from December 31, 2024.

•	Total deposits decreased $46.2 million, or 3.7%, from December 31, 2024.

•
Return on average equity (ROE) (annualized) was 4.25% and adjusted ROE (non-GAAP) was 7.46% for the second quarter of 2025, compared to ROE (annualized) of 7.50% and adjusted ROE (non-GAAP) of 6.90% for the first quarter of 2025, and ROE (annualized) and adjusted ROE (non-GAAP) of 9.43% for the second quarter of 2024. Return on average assets (ROA) (annualized) was 0.35% and adjusted ROA (non-GAAP) was 0.61% for the second quarter of 2025, compared to ROA (annualized) of 0.61% and adjusted ROA (non-GAAP) of 0.56% for the first quarter of 2025, and ROA (annualized) and adjusted ROA (non-GAAP) of 0.71% for the second quarter of 2024.

•
Book value per share and tangible book value per share (non-GAAP) at June 30, 2025 increased 0.83% and 0.84%, respectively, from March 31, 2025 and increased 6.88% and 6.99%, respectively from June 30, 2024.

•
Net income decreased $916 thousand, or 42.5%, to $1.2 million for the second quarter of 2025 from $2.2 million for the first quarter of 2025 and decreased $1.3 million, or 50.9% from $2.5 million for the second quarter of 2024.

•
Net interest margin (NIM) was 3.70% for the second quarter of 2025 compared to 3.63% for the first quarter of 2025 and 3.62% for the second quarter of 2024. NIM on a fully tax-equivalent basis (FTE) (non-GAAP) was 3.71% for the second quarter of 2025 compared to 3.64% for the first quarter of 2025 and 3.63% for the second quarter of 2024.

•
Net interest income increased $171 thousand, or 1.4%, to $12.2 million for the second quarter of 2025 from $12.0 million for the first quarter of 2025 and increased $63 thousand, or 0.5%, compared to the second quarter of 2024.

•	Provision for credit losses of $468 thousand was recognized for the second quarter of 2025, compared to $717 thousand for the first quarter of 2025 and $261 thousand for the second quarter of 2024.

•
Non-performing assets were $3.3 million as of June 30, 2025, increasing $634 thousand or 23.5% from $2.7 million at December 31, 2024. Non-performing assets as a percentage of total assets were 0.24% at June 30, 2025, compared to 0.19% at December 31, 2024. Non-performing assets at June 30, 2025 increased by $1.4 million from $2.0 million, or 0.14% of total assets at June 30, 2024.

Index
•
Liquidity as of June 30, 2025, defined as cash and cash equivalents, unpledged securities, and available secured borrowing capacity, totaled $455.7 million, representing 32.5% of total assets compared to $460.0 million, representing 31.7% of total assets as of December 31, 2024.

For more information about financial measures that are not calculated in accordance with GAAP, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP, please see “Non-GAAP Financial Measures” below.

Proposed Merger with TowneBank
As previously disclosed, on April 2, 2025, the Company, the Bank and TowneBank entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into TowneBank and immediately thereafter and contemporaneously therewith, the Bank will merge with and into TowneBank, with TowneBank continuing as the surviving corporation (the “Merger”).

As previously reported, the Company’s shareholders have approved the Merger Agreement, including the related plan of merger.

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

The completion of the Merger is subject to customary closing conditions, including, among others (i) authorization for listing on Nasdaq of the shares of TowneBank common stock to be issued in the Merger, subject to official notice of issuance, (ii) the receipt of specified governmental consents and approvals and termination or expiration of all applicable waiting periods in respect thereof, and, in the case of TowneBank’s obligation to effect the Merger, without the imposition of a materially burdensome regulatory condition, and (iii) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (a) the accuracy of the representations and warranties of the other party, subject to certain materiality and material adverse effect qualifications, (b) performance in all material respects by the other party of its obligations under the Merger Agreement and (c) receipt by such party of an opinion from counsel to the effect that the Company Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code.

Capital Management and Dividends
Total equity was $118.1 million as of June 30, 2025, compared to $114.0 million at December 31, 2024. Total equity increased $4.2 million at June 30, 2025 compared to December 31, 2024, due primarily to net income and a $2.0 million reduction, net of tax, in unrealized losses on securities available-for-sale driven by fluctuations in market interest rates, which are recorded as a component of accumulated other comprehensive loss, partially offset by cash dividend payments. The unrealized loss in market value of securities available-for-sale was a result of increases in market interest rates since the securities were acquired, rather than credit quality issues. The Company does not expect these unrealized losses to affect the earnings or regulatory capital of the Company or its subsidiaries.

For the second quarter of 2025, the Company declared dividends of $0.14 per share, consistent with the first quarter of 2025. For both the six months ended June 30, 2025 and 2024, dividends declared were $0.28 per share. The dividend represents a payout ratio of 41.8% of EPS for the first six months of 2025. The Board of Directors of the Company has established the amount of cash dividends per share and the resulting dividend payout ratio in light of changes in economic conditions, current and future capital requirements, and expected future earnings, and the Merger Agreement contains customary terms that limit any future increases to the Company’s quarterly dividend without prior approval by TowneBank. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total capital for the Bank are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets. See “Table 14. Regulatory Capital” below for additional information.

At June 30, 2025, the book value per share of the Company’s common stock was $23.15, and tangible book value per share (non-GAAP) was $22.80, compared to $21.66 and $21.31, respectively, at June 30, 2024. Refer to “Non-GAAP Financial Measures,” below, for information about non-GAAP financial measures, including a reconciliation to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

Net interest income for the second quarter of 2025 was $12.2 million, an increase of $171 thousand, or 1.4%, from the prior quarter and an increase of $63 thousand, or 0.5% from the second quarter of 2024. The increase from the prior year quarter was due primarily to higher average yields on loan balances and lower costs of deposits. For the six months ended June 30, 2025 and 2024, net interest income was $24.2 million and $23.7 million, respectively. The increase from the prior-year comparative period was primarily due to higher average yields on loan balances and lower costs of deposits.

Index
Net interest income, on a fully tax-equivalent basis (non-GAAP), was $12.2 million for the second quarter of 2025, an increase of $63 thousand from the 2024 comparative quarter. For the six months ended June 30, 2025 and 2024, net interest income, on a fully tax-equivalent basis (non-GAAP), was $24.3 million and $23.7 million, respectively. NIM for the second quarter of 2025 was 3.70%, an increase from 3.62% for the prior year quarter. For the six months ended June 30, 2025 and 2024, NIM was 3.68% and 3.53%, respectively. On a fully tax-equivalent basis (non-GAAP), NIM was 3.71% and 3.69% for the three and six months ended June 30, 2025, respectively, compared to 3.63% and 3.55% for the respective prior year comparative periods. For more information about these FTE financial measures, please see “Non-GAAP Financial Measures” below.

Average earning asset balances for the second quarter of 2025 decreased $20.8 million compared to the second quarter of 2024 with yields on average earning assets decreasing 8 basis points, the result primarily of a decrease in the average balances of loans. During the first six months of 2025, average earning assets decreased $18.0 million over the 2024 comparative period.

Average loans decreased $58.9 million, or 5.6%, and $68.3 million, or 6.4% for the second quarter and first six months of 2025, respectively, compared to the same periods of 2024. The decrease in average loans outstanding in 2025 compared to 2024 was due primarily to reduction in size of the construction and land development and commercial – non-owner occupied segments of the loan portfolio. Average loan yields were higher for the second quarter and first six months of 2025 by 5 basis points and 16 basis points, respectively, compared to the same periods of 2024, the result of a higher interest rate environment.

Average securities available-for-sale increased $23.5 million and $20.9 million for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024, due primarily to purchases of available-for-sale securities and fluctuations in fair market value. The average yield on the investment securities portfolio, on a taxable-equivalent basis, decreased 2 basis points for the second quarter of 2025 compared to the same period in 2024, primarily the result of a decline in the overall yields on the Company’s taxable investment securities portfolio.  The average yield on the investment securities portfolio, on a taxable-equivalent basis, increased 1 basis point for the first six months of 2025 compared to the same period in 2024, primarily the result of a higher interest rate environment on the Company’s variable rate investment securities portfolio.

Average interest-bearing deposits in other banks, consisting primarily of excess cash reserves maintained at the FRB, increased $15.0 million and $30.2 million for the second quarter and first six months of 2025, compared to the same period in 2024 due primarily to reserving cash to fund future growth in higher yielding loans and securities. Due to changes in interest rates, the average yield on interest-bearing deposits in other banks decreased 105 basis points for both the second quarter and first six months of 2025 compared to the same period in 2024. The FRB interest rate on excess cash reserve balances was 4.40% at June 30, 2025.

Average interest-bearing liabilities decreased $1.5 million for the second quarter of 2025 compared to the same period of 2024, with costs decreasing 25 basis points and decreased $11.9 million for the six months ended June 30, 2025 compared to the same period of 2024, with costs decreasing 20 basis points. The lower interest cost of liabilities was primarily due to lower interest rates on time deposits, as well as decreases in average FHLB advances during the periods, partially offset by higher costs of money market accounts. Average time deposits decreased $54.4 million and $37.9 million for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. Average savings deposits decreased $9.6 million and $10.7 million for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. Average noninterest-bearing demand deposits decreased $19.5 million and $5.7 million for the second quarter and first six months of 2025, respectively, compared to the same periods of 2024. The average cost of interest-bearing deposits decreased 19 basis points for the second quarter of 2025 and 14 basis points for the first six months of 2025, compared to the same periods in 2024, due primarily to lower interest rates on time deposits. While changes in rates take effect immediately for interest checking, money market and savings accounts, changes in the average cost of time deposits lag changes in pricing based on the repricing of time deposits at maturity and the pace with which customers move funds from other deposit products into or out of time deposit products. The extent to which changing interest rates will ultimately affect the Company’s NIM is uncertain.

Index
The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

Table 2: Average Balance Sheets, Net Interest Income and Rates

	For the quarters ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
Assets
Loans	$1,002,979	$14,339	5.73%	$1,061,884	$15,042	5.68%
Investment securities:
Taxable	193,471	1,984	4.11%	169,675	1,761	4.16%
Tax-exempt*	25,719	175	2.73%	26,036	176	2.71%
Total investment securities	219,190	2,159	3.95%	195,711	1,937	3.97%
Interest-bearing deposits in other banks	94,725	1,044	4.42%	79,752	1,087	5.47%
Federal funds sold	1,133	12	4.25%	894	12	5.38%
Other investments	3,922	57	5.83%	4,506	77	6.85%
Total earning assets	1,321,949	17,611	5.34%	1,342,747	18,155	5.42%
Allowance for credit losses	(11,893)			(11,905)
Other non-earning assets	115,390			107,487
Total assets	$1,425,446			$1,438,329

Liabilities and Stockholders' Equity
Interest-bearing deposits:
Interest-bearing transaction accounts	$155,582	$1	0.00%	$94,868	$3	0.01%
Money market deposit accounts	464,048	3,116	2.69%	446,359	2,689	2.42%
Savings accounts	75,486	6	0.03%	85,098	7	0.03%
Time deposits	193,092	1,565	3.25%	247,472	2,337	3.79%
Total interest-bearing deposits	888,208	4,688	2.12%	873,797	5,036	2.31%
Federal funds purchased, repurchase agreements and other borrowings	3,741	39	4.18%	2,006	1	0.20%
Federal Home Loan Bank advances	40,001	405	4.06%	54,006	670	4.98%
Long term borrowings	26,093	263	4.04%	29,712	295	3.98%
Total interest-bearing liabilities	958,043	5,395	2.26%	959,521	6,002	2.51%
Demand deposits	343,366			362,884
Other liabilities	6,860			8,380
Stockholders' equity	117,177			107,544
Total liabilities and stockholders' equity	$1,425,446			$1,438,329
Net interest margin		$12,216	3.71%		$12,153	3.63%

*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $37 thousand for each of the quarters ended June 30, 2025 and 2024.
**Annualized

Index
	For the six months ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
Assets
Loans*	$1,001,069	$28,326	5.71%	$1,069,389	$29,586	5.55%
Investment securities:
Taxable	193,632	3,959	4.12%	172,458	3,559	4.14%
Tax-exempt*	25,759	348	2.72%	26,075	352	2.71%
Total investment securities	219,391	4,307	3.96%	198,533	3,911	3.95%
Interest-bearing due from banks	99,039	2,180	4.44%	68,837	1,886	5.49%
Federal funds sold	966	20	4.18%	801	21	5.26%
Other investments	3,920	117	6.02%	4,853	171	7.07%
Total earning assets	1,324,385	34,950	5.32%	1,342,413	35,575	5.31%
Allowance for credit losses	(11,679)			(12,149)
Other nonearning assets	115,016			106,340
Total assets	$1,427,722			$1,436,604

Liabilities and Stockholders' Equity
Interest-bearing deposits:
Interest-bearing transaction accounts	$119,937	$3	0.01%	$94,651	$6	0.01%
Money market deposit accounts	484,289	5,900	2.46%	449,279	5,277	2.36%
Savings accounts	76,375	11	0.03%	87,066	13	0.03%
Time deposits	204,908	3,366	3.31%	242,774	4,509	3.72%
Total interest-bearing deposits	885,509	9,280	2.11%	873,770	9,805	2.25%
Federal funds purchased, repurchase agreements and other short-term borrowings	3,815	77	4.07%	2,245	2	0.18%
Federal Home Loan Bank advances	40,000	806	4.06%	61,861	1,448	4.69%
Long term borrowings	26,367	527	4.03%	29,696	590	3.98%
Total interest-bearing liabilities	955,691	10,690	2.26%	967,572	11,845	2.46%
Demand deposits	347,815			353,491
Other liabilities	7,287			8,294
Stockholders' equity	116,929			107,247
Total liabilities and stockholders' equity	$1,427,722			$1,436,604
Net interest margin		$24,260	3.69%		$23,730	3.55%

*Computed on a fully tax-equivalent (non-GAAP) basis using a 21% rate, adjusting interest income by $73 thousand and $74 thousand for the six months ended June 30, 2025 and 2024, respectively.
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

Index
Table 3: Volume and Rate Analysis*

	For the three months ended June 30, 2025 from 2024
	Increase (Decrease)
	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
Earning Assets
Loans*	$(834)	$131	$(703)
Investment securities:
Taxable	247	(24)	223
Tax-exempt*	(2)	1	(1)
Total investment securities	245	(23)	222

Federal funds sold	3	(3)	-
Other investments**	194	(257)	(63)
Total earning assets	(392)	(152)	(544)

Interest-Bearing Liabilities
Interest-bearing transaction accounts	2	(4)	(2)
Money market deposit accounts	107	320	427
Savings accounts	(1)	-	(1)
Time deposits	(514)	(258)	(772)
Total time and savings deposits	(406)	58	(348)
Federal funds purchased, repurchase agreements and other borrowings	1	37	38
Federal Home Loan Bank advances	(174)	(91)	(265)
Long term borrowings	(36)	4	(32)
Total interest-bearing liabilities	(615)	8	(607)

Change in net interest income	$223	$(160)	$63

* Computed on a fully tax-equivalent basis, non-GAAP, using a 21% rate.
** Other investments include interest-bearing balances due from banks.

Index
	For the six months ended June 30, 2025 from 2024
	Increase (Decrease)
	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
Earning Assets
Loans*	$(1,890)	$630	$(1,260)
Investment securities:
Taxable	437	(37)	400
Tax-exempt*	(4)	-	(4)
Total investment securities	433	(37)	396

Federal funds sold	4	(5)	(1)
Other investments**	794	(554)	240
Total earning assets	(659)	34	(625)

Interest-Bearing Liabilities
Interest-bearing transaction accounts	2	(5)	(3)
Money market deposit accounts	411	212	623
Savings accounts	(2)	-	(2)
Time deposits	(703)	(440)	(1,143)
Total time and savings deposits	(292)	(233)	(525)
Federal funds purchased, repurchase agreements and other borrowings	1	74	75
Federal Home Loan Bank advances	(512)	(130)	(642)
Long term borrowings	(66)	3	(63)
Total interest-bearing liabilities	(869)	(286)	(1,155)

Change in net interest income	$210	$320	$530

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

Provision for Credit Losses
For the three months ended June 30, 2025, the Company recognized a provision for credit losses of $468 thousand compared to $261 thousand for the three months ended June 30, 2024.  The provision for credit losses for the second quarter of 2025 included a provision for loans of $450 thousand and a $18 thousand provision for unfunded commitments. The provision for credit losses was $1.2 million for the first six months of 2025, compared to $341 thousand for the first six months of 2024.  Charged-off loans totaled $843 thousand and $977 thousand in the first six months of 2025 and 2024, respectively. Recoveries amounted to $162 thousand and $330 thousand for the six months ended June 30, 2025 and 2024, respectively. The Company’s annualized net loans charged off to average loans were 0.13% for the second quarter of 2025 compared to 0.12% for the second quarter of 2024. The increased provision for credit losses for the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily driven by an increase in the specific reserve for one commercial real estate relationship, net charge-offs affecting historical loss rates, and the continued uncertainty in the economic outlook in certain portfolios.

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

Index
Noninterest Income
Total noninterest income was $3.2 million for the second quarter of 2025, decreasing $222 thousand compared to the second quarter of 2024. The decrease over the prior year quarter was primarily driven by losses on sales of repossessed assets and a decrease in other service charges, commissions, and fees, partially offset by an increase in fiduciary and asset management fees.  Noninterest income for the six months ended June 30, 2025 increased $403 thousand to $7.1 million compared to the six months ended June 30, 2024, primarily driven by gain on the redemption and retirement of subordinated notes recognized in the first quarter of 2025 and an increase in fiduciary and asset management fees, partially offset by losses on sales of repossessed assets and losses on the sale of available-for-sale securities.

Noninterest Expense
Noninterest expense totaled $13.4 million for the second quarter of 2025 compared to $12.3 million for the second quarter of 2024. The increase over the prior year quarter was primarily driven by increases in merger-related costs and salaries and employee benefits, partially offset by decreases in occupancy and equipment. For the six months ended June 30, 2025, noninterest expense increased $784 thousand over the six months ended June 30, 2024, primarily due to increases in merger-related costs, partially offset by decreases in salaries and employee benefits, occupancy and equipment, and other operating expenses.

Income Tax Expense
The Company’s income tax expense decreased $119 thousand for the three ended June 30, 2025, compared to the same period in 2024 primarily due to a $1.4 million decrease in pre-tax income. Income tax expense increased $152 thousand for the six months ended June 30, 2025, compared to the same period in 2024 primarily due to changes in the levels of pre-tax income, the mix of effective tax-exempt income, and increases in non-deductible merger-related expenses.  The effective federal income tax rate for the three and six months ended June 30, 2025 was 22.2% and 20.7%, respectively, compared to 15.8% and 14.8% for the same periods in 2024. The increase in the effective federal income tax rate for the three and six months ended June 30, 2025 compared to the same periods in 2024, was driven primarily by non-deductible merger-related expenses.

On July 4, 2025, legislation referred to as “H.R. 1: One Big Beautiful Bill Act” was signed into law and, among other changes, will modify the tax year in which certain business deductions, primarily depreciation of capital asset additions, are allowed and therefore will influence the time within which income tax payments must be made. While the Company’s initial review indicates the legislated changes will not significantly modify its future effective income tax rate, the Company will continue to monitor for further changes and evaluate the enacted provisions of the new law and potential impacts on its consolidated financial statements as appropriate.

Discussion and Analysis of Financial Condition
As of June 30, 2025, the Company had total assets of $1.4 billion, a decrease of $48.0 million compared to total assets at December 31, 2024.

Net loans held for investment decreased $4.4 million or 0.4%, from December 31, 2024 to $994.3 million at June 30, 2025, primarily driven by the following: decreases in commercial – non-owner occupied loans of $16.7 million and construction and land development loans of $9.6 million, partially offset by increases in consumer automobile loans of $9.0 million, multifamily loans of $6.1 million, and equity lines of credit of $6.1 million. Cash and cash equivalents decreased $39.4 million from December 31, 2024 to June 30, 2025. Securities available-for-sale, at fair value, decreased $3.7 million from December 31, 2024 to $214.4 million at June 30, 2025, driven primarily by maturities, principal pay downs, and fluctuations in fair market values.

Total deposits of $1.2 billion as of June 30, 2025 decreased $46.2 million, or 3.7% from December 31, 2024. Noninterest-bearing deposits decreased $12.5 million, or 3.5%, savings deposits increased $17.5 million, or 2.7%, and time deposits decreased $51.2 million, or 21.3%. The decrease in total deposits was primarily driven by decreases in noninterest-bearing and time deposits, partially offset by increases in savings deposits.

The Company utilizes FHLB advances as a primary source of liquidity as needed. As of June 30, 2025 and December 31, 2024, the Company had FHLB advances of $40.1 million. Overnight repurchase agreements, other borrowings, Federal Home Loan Bank advances, and subordinated notes decreased $4.3 million to $69.5 million at June 30, 2025 from $73.8 million at December 31, 2024. This was primarily driven by a decrease in subordinated notes of $3.7 million or 12.4% as of June 30, 2025 from December 31, 2024, due to the redemption and retirement in the first quarter, of a subordinated note issued by the Company, resulting in a realized gain of $656 thousand.

Securities Portfolio
When comparing June 30, 2025 to December 31, 2024, securities available-for-sale decreased $3.7 million, or 1.7%, driven primarily by maturities, principal pay downs, and fluctuations in fair market values. The Company’s strategy for the securities portfolio is primarily intended to manage the portfolio’s susceptibility to interest rate risk and to provide liquidity to fund loan growth. The securities portfolio is also adjusted to achieve other asset/liability objectives, including pledging requirements, and to manage tax exposure when necessary.

Index
The following table sets forth a summary of the securities portfolio in dollar amounts at fair value and as a percentage of the Company’s total securities available-for-sale as of the dates indicated:

Table 4: Securities Portfolio

	June 30,		December 31,
(dollars in thousands)	2025		2024
U.S. Treasury securities	$3,955	2%	$3,917	2%
Obligations of U.S. Government agencies	38,855	18%	41,291	19%
Obligations of state and political subdivisions	47,640	22%	49,635	22%
Mortgage-backed securities	96,601	44%	94,838	43%
Corporate bonds and other securities	27,326	13%	28,402	13%
	$214,377	99%	$218,083	99%
Restricted securities:
Federal Home Loan Bank stock	$2,912	1%	$2,906	1%
Federal Reserve Bank stock	966	-	966	-
Community Bankers' Bank stock	46	-	46	-
	$3,924		$3,918
Total Securities	$218,301	100%	$222,001	100%

The following table summarizes the contractual maturity of the debt securities portfolio and their weighted average yields as of June 30, 2025.

Table 5: Maturity of Securities

(dollars in thousands)	1 year or less	1-5 years	5-10 years	Over 10 years	Total
U.S. Treasury securities	$3,955	$-	$-	$-	$3,955
Weighted average yield	1.70%	-	-	-	1.70%

Obligations of U.S. Government agencies	$395	$3,083	$1,555	$33,822	$38,855
Weighted average yield	0.93%	3.13%	3.88%	5.48%	5.64%

Obligations of state and political subdivisions	$501	$990	$23,197	$22,952	$47,640
Weighted average yield	3.50%	1.47%	2.31%	2.36%	2.31%

Mortgage-backed securities	$-	$11,196	$3,767	$81,638	$96,601
Weighted average yield	-	2.29%	0.12%	3.51%	3.37%

Corporate bonds and other securities	$-	$976	$26,350	$-	$27,326
Weighted average yield	-	8.60%	4.67%	-	4.75%

Total Securities	$4,851	$16,245	$54,869	$138,412	$214,377
Weighted average yield	1.82%	2.78%	3.34%	3.98%	3.74%

The table above is based on contractual maturities; therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average yield is calculated on a fully tax-equivalent basis using a 21% rate on a pro rata basis for each security based on its relative amortized cost.

For more information about the Company’s securities available-for-sale, including information about securities in an unrealized loss position as of June 30, 2025 and December 31, 2024, see Part I, Item 1, “Financial Statements” under the heading “Note 2. Securities” in this Quarterly Report on Form 10-Q.

Index
Loan Portfolio
The following table shows a breakdown of total loans by segment at June 30, 2025 and December 31, 2024.

Table 6: Loan Portfolio

	June 30,	December 31,
(dollars in thousands)	2025	2024
Commercial and industrial	$53,677	$53,906
Real estate-construction	76,287	85,926
Real estate-mortgage (1)	299,966	286,771
Real estate-commercial (2)	423,558	438,885
Consumer (3)	149,755	142,138
Other	3,032	2,534
Ending Balance	$1,006,275	$1,010,160

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The real estate-commercial segment included commercial-owner occupied and commercial non-owner occupied.
(3) The consumer segment included consumer automobile loans.

The maturity distribution and rate sensitivity of the Company's loan portfolio as of June 30, 2025 is presented below:

Table 7: Maturity Schedule of Loan Portfolio

	As of June 30, 2025
(dollars in thousands)	Commercial and industrial	Real estate- construction	Real estate- mortgage (1)	Real estate- commercial (2)	Consumer (3)	Other	Total
Variable Rate:
Within 1 year	$13,180	$38,991	$76,417	$63,428	$6,131	$2,295	$200,442
1 to 5 years	384	-	28,427	17,278	-	316	46,405
5 to 15 years	-	6,136	38,134	-	-	-	44,270
After 15 years	-	-	-	-	-	-	-
Fixed Rate:
Within 1 year	3,048	14,569	15,443	35,390	980	23	69,453
1 to 5 years	25,822	8,433	41,396	206,617	94,556	44	376,868
5 to 15 years	11,243	8,118	31,847	95,773	43,718	354	191,053
After 15 years	-	40	68,302	5,072	4,370	-	77,784
	$53,677	$76,287	$299,966	$423,558	$149,755	$3,032	$1,006,275

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The real estate-commercial segment included commercial-owner occupied and commercial non-owner occupied.
(3) The consumer segment includes consumer automobile loans.

For more information about the Company’s loan portfolio as of June 30, 2025 and December 31, 2024, see Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q.

Nonperforming Assets
The following table summarizes information concerning credit ratios and nonperforming assets as of June 30, 2025 and December 31, 2024.

Non-performing assets (NPAs) totaled $3.3 million as of June 30, 2025, compared to $2.7 million as of December 31, 2024. NPAs as a percentage of total assets were 0.24% at June 30, 2025, compared to 0.19% at December 31, 2024.   Refer to Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q for more information.

Index
Table 8: Nonperforming Assets

	June 30,	December 31,
(dollars in thousands)	2025	2024
Total loans	$1,006,275	$1,010,160
Nonaccrual loans	43	82
Loans past due 90 days or more and accruing interest	932	641
Repossessed assets	2,354	1,972
Total Nonperforming Assets	$3,329	$2,695
ACLL	$11,941	$11,447
Nonaccrual loans to total loans	0.00%	0.01%
ACLL to total loans	1.19%	1.13%
ACLL to nonaccrual loans	27769.77%	13959.76%
Annualized year-to-date net charge-offs to average loans	0.13%	0.15%

As shown in the table above, as of June 30, 2025 compared to December 31, 2024, non-accrual loans were $43 thousand at June 30, 2025, a decrease from $82 thousand at December 31, 2024. Loans past due 90 days or more and still accruing interest increased $291 thousand to $932 thousand at June 30, 2025 from $641 thousand at December 31, 2024, primarily due to increases in real estate and consumer loans past due. Repossessed assets were $2.4 million at June 30, 2025 compared to $2.0 million at December 31, 2024. The increase in repossessed assets from the prior period was driven by the recovery efforts of certain loans that were previously past due.  Management believes the Company has strong credit quality review processes in place to identify problem loans quickly. For a detailed discussion of the Company’s nonperforming assets, refer to Part I, Item 1, “Financial Statements” under the heading “Note 3. Loans and the Allowance for Credit Losses on Loans” in this Quarterly Report on Form 10-Q.

Allowance for Credit Losses
As of June 30, 2025, the ACL was $12.1 million and included an ACLL of $11.9 million and an allowance for unfunded commitments of $195 thousand. The increase in the ACL during the first six months of 2025 was driven by an increase in the specific reserve for one commercial real estate relationship, net charge-offs affecting historical loss rates, and the continued uncertainty in the economic outlook in certain portfolios. The following table summarizes the ACL as of June 30, 2025 and December 31, 2024:

Table 9: Allowance for Credit Losses

	June 30,	December 31,
(dollars in thousands)	2025	2024
Total ACLL	$11,941	$11,447
Total reserve for unfunded commitments	195	184
Total ACL	$12,136	$11,631

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

The ACLL represents an amount that, in management’s judgement, will be adequate to absorb expected credit losses in the loan portfolio; however, if elevated levels of risk are identified, provision for credit losses may increase in future periods. The following tables present the Company’s loan loss experience for the periods indicated:

Index
Table 10: Allowance for Credit Losses on Loans
For the three months ended June 30, 2025
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial (3)	Consumer (2)	Other	Total
Allowance for credit losses on loans:
Balance, beginning	$463	$826	$2,849	$5,899	$1,715	$69	$11,821
Charge-offs	(163)	-	1	-	(199)	(59)	(420)
Recoveries	2	-	36	-	43	9	90
Provision for (recovery of) credit losses	186	(55)	375	95	(203)	52	450
Ending Balance	$488	$771	$3,261	$5,994	$1,356	$71	$11,941

Average loans	$53,669	$82,628	$290,400	$425,885	$147,578	$2,819	$1,002,979
Ratio of net charge-offs to average loans	0.30%	0.00%	-0.01%	0.00%	0.11%	1.77%	0.03%

For the three months ended June 30, 2024
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial (3)	Consumer (2)	Other	Total
Allowance for loan losses:
Balance, beginning	$486	$1,015	$2,845	$5,624	$1,782	$196	$11,948
Charge-offs	(117)	-	-	-	(294)	(72)	(483)
Recoveries	2	-	7	-	144	19	172
Provision for (recovery of) credit losses	108	(162)	130	71	78	(34)	191
Ending Balance	$479	$853	$2,982	$5,695	$1,710	$109	$11,828

Average loans	$56,190	$84,395	$298,311	$458,598	$162,180	$2,210	$1,061,884
Ratio of net charge-offs to average loans	0.20%	0.00%	0.00%	0.00%	0.09%	2.40%	0.03%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The consumer segment includes consumer automobile loans.
(3) The real estate-commercial segment included commercial-owner occupied and commercial-non-owner occupied.

Index
For the six months ended June 30, 2025
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial (3)	Consumer (2)	Other	Total
Allowance for credit losses on loans:
Balance, beginning	$480	$814	$2,874	$5,493	$1,641	$145	$11,447
Charge-offs	(296)	-	(18)	-	(424)	(105)	(843)
Recoveries	4	-	40	-	85	33	162
Provision for (recovery of) credit losses	300	(43)	365	501	54	(2)	1,175
Ending Balance	$488	$771	$3,261	$5,994	$1,356	$71	$11,941

Average loans	$53,828	$83,549	$287,362	$428,132	$145,365	$2,833	$1,001,069
Ratio of net charge-offs to average loans	0.54%	0.00%	-0.01%	0.00%	0.23%	2.54%	0.07%

For the six months ended June 30, 2024
(dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Real Estate - Commercial (3)	Consumer (2)	Other	Total
Allowance for loan losses:
Balance, beginning	$573	$982	$2,904	$5,742	$1,827	$178	$12,206
Charge-offs	(117)	-	-	-	(756)	(104)	(977)
Recoveries	6	-	20	11	267	26	330
Provision for (recovery of) credit losses	17	(129)	58	(58)	372	9	269
Ending Balance	$479	$853	$2,982	$5,695	$1,710	$109	$11,828

Average loans	$60,137	$104,655	$289,975	$443,555	$168,745	$2,322	$1,069,389
Ratio of net charge-offs to average loans	0.18%	0.00%	-0.01%	0.00%	0.29%	3.36%	0.06%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The consumer segment includes consumer automobile loans.
(3) The real estate-commercial segment included commercial-owner occupied and commercial-non-owner occupied.

The following table shows the amount of the ACLL allocated to each category and the ratio of corresponding outstanding loan balances as of June 30, 2025 and December 31, 2024. Although the ACLL is allocated into these categories, the entire ACLL is available to cover credit losses in any category.

Table 11: Allocation of the Allowance for Credit Losses on Loans

	June 30,		December 31,
	2025		2024
(dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial	$488	5.33%	$480	5.34%
Real estate-construction	771	7.58%	814	8.51%
Real estate-mortgage (1)	3,261	29.81%	2,874	28.39%
Real estate-commercial (3)	5,994	42.09%	5,493	43.45%
Consumer (2)	1,356	14.88%	1,641	14.07%
Other	71	0.31%	145	0.24%
Ending Balance	$11,941	100.00%	$11,447	100.00%

(1) The real estate-mortgage segment included residential 1-4 family, multi-family, second mortgages and equity lines of credit.
(2) The consumer segment included consumer automobile loans.
(3) The real estate-commercial segment included commercial-owner occupied and commercial-non-owner occupied.

Index
The Company’s real estate-commercial portfolio consists of loans secured by a mortgage lien on real property and, if owner occupied, carries risks associated with the successful operation of a business or, if non-owner occupied, carries risks associated with the profitability and cash flow from rent receipts. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy or, if non-owner occupied, a downturn in occupancy rates or market rental rates in the market where the property is located. Included in the Company’s real estate-commercial loan segment are loans secured by office buildings, which had an aggregate principal balance of $50.3 million at June 30, 2025 (the “Office Portfolio”). Due to the evolving office space market conditions, we have additional monitoring processes for the Office Portfolio, which can include periodic credit risk assessments of borrowers, guarantors, and significant lessees, as well as periodic reviews of the local office rental markets. Based on analyses of the Office Portfolio, as of June 30, 2025, the Company has identified two loans secured by office buildings with respect to which the Company is continuing enhanced credit administration efforts to support the Company’s objective of maintaining a portfolio of quality credits and quickly identifying potential weaknesses as discussed further below.

As previously reported, the Company began enhanced credit administration efforts related to two loans secured by office buildings in order to support the Company’s objective of maintaining a portfolio of quality credits and quickly identifying potential weaknesses. Each office building securing each such loan is administered by a court appointed receivership. The receivers have control over all respective rental income, and each loan is current.  In light of improvements in the repayment performance of one of the loans and the stability of the collateral for such loan, only one of the credits was classified as Substandard at June 30, 2025 and the other credit was upgraded to Pass at June 30, 2025. For further discussion, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations “Table 6: Loan Portfolio”.

Deposits
The Company’s predominant source of funds is depository accounts, which are comprised of demand deposits, savings and money market accounts and time deposits. The Company’s deposits are principally provided by individuals and businesses located within the communities served.

As of June 30, 2025, total deposits were $1.2 billion, a decrease of $46.2 million, or 3.7%, compared to December 31, 2024. The following table presents average balances and average rates paid on deposits for the periods presented.

Table 12: Deposits

	Six Months ended June 30,
	2025		2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing transaction	$119,937	0.01%	$94,651	0.01%
Money market	484,289	2.46%	449,279	2.36%
Savings	76,375	0.03%	87,066	0.03%
Time deposits	204,908	3.31%	242,774	3.72%
Total interest-bearing	885,509	2.11%	873,770	2.25%
Demand	347,815		353,491
Total deposits	$1,233,324		$1,227,261

The average rate paid on interest-bearing deposits by the Company for the six months ended June 30, 2025 was 2.11% compared to 2.25% for the six months ended June 30, 2024. Average balances of interest-bearing demand and money market deposits increased $25.3 million and $35.0 million, respectively, from the same period in the prior year, while average balances of savings, time deposits, and noninterest-bearing demand deposits decreased $10.7 million, $37.9 million, and $5.7 million, respectively, as seen in the table above. The decrease in savings, time deposits, and noninterest-bearing demand deposits was driven in part by depositors seeking increased yields. The Company remains focused on increasing lower-cost deposits by actively targeting new noninterest-bearing deposits and savings deposits.

As of June 30, 2025 and December 31, 2024, the estimated amounts of total uninsured deposits were approximately $211.1 million and $229.8 million, respectively, or 17.1% and 18.3% of total deposits, respectively. The following table shows maturities of the estimated amounts of uninsured time deposits as of June 30, 2025. The estimate of uninsured deposits generally represents deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

Index
Table 13: Maturities of Uninsured Time Deposits

	As of June 30,
(dollars in thousands)	2025	2024
Maturing in:
Within 3 months	$31,586	$35,212
4 through 6 months	11,749	23,529
7 through 12 months	15,951	4,890
Greater than 12 months	10,850	14,661
	$70,136	$78,292

Capital Resources
Total stockholders' equity as of June 30, 2025 was $118.1 million, up 3.7% from $114.0 million on December 31, 2024. The increase was primarily driven by net income and a $2.0 million reduction, net of tax, in unrealized losses on securities available-for-sale driven by fluctuations in market interest rates, partially offset by cash dividend payments. The unrealized losses on securities available-for-sale were a result of increases in market interest rates since the securities were acquired, rather than credit quality issues. The Company does not expect these unrealized losses to affect the earnings or regulatory capital of the Company or its subsidiaries.

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

The following is a summary of the Bank’s capital ratios as of June 30, 2025 and December 31, 2024. As shown below, these ratios were all well above the recommended regulatory minimum levels.

Table 14: Regulatory Capital

(dollars in thousands)	2025 Regulatory Minimums	June 30, 2025	2024 Regulatory Minimums	December 31, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	13.29%	4.500%	12.97%
Tier 1 Capital to Risk-Weighted Assets	6.000%	13.29%	6.000%	12.97%
Total Capital to Risk-Weighted Assets	8.000%	14.36%	8.000%	13.98%
Tier 1 Leverage to Average Assets	4.000%	10.57%	4.000%	10.06%
Risk-Weighted Assets		$1,138,613		$1,149,515

The Basel III Capital Rules established a “capital conservation buffer” of 2.5 percent above the regulatory minimum risk-based capital ratios, which is not included in the table above. Including the capital conservation buffer, the minimum ratios are a Common Equity Tier 1 capital risk-based ratio of 7.0 percent, a Tier 1 capital risk-based ratio of 8.5 percent, and a Total capital risk-based ratio of 10.5 percent. The Bank exceeded these ratios as of June 30, 2025 and December 31, 2024.

Index
On July 14, 2021, the Company issued $30.0 million ($29.4 million, net of issuance costs) of 3.5 percent fixed-to-floating rate subordinated notes due 2031 (the Notes) in a private placement transaction. The Notes initially bear interest at a fixed rate of 3.5 percent for five years and convert to three-month SOFR plus 286 basis points, resetting quarterly, thereafter. The Notes were structured to qualify as Tier 2 capital of the Company for regulatory purposes (should the Company be subject to regulatory capital requirements) and are included in the Company’s Tier 2 capital as of June 30, 2025 and December 31, 2024.  In the first quarter of 2025, $3.7 million of subordinated notes were redeemed and retired, resulting in a realized gain of $656 thousand.

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

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of June 30, 2025, the Company had $433.3 million in total FHLB borrowing availability based on loans and securities currently available for pledging and of that amount, the Company's remaining availability totaled $393.2 million. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also had $65.0 million available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks to address any short-term borrowing needs as of June 30, 2025. In addition, the Company also had an outstanding line of credit amount of $3.3 million as of June 30, 2025. The remaining availability of the line as of June 30, 2025 was $1.2 million.

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

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity as of June 30, 2025. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

Index
Table 15: Liquidity Sources and Uses

	June 30, 2025			December 31, 2024
(dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$65,000	$-	$65,000	$115,000	$-	$115,000
Federal Home Loan Bank advances	433,276	40,050	393,226	431,580	40,000	391,580
Federal funds sold & balances at the Federal Reserve	82,830	-	82,830	122,792	-	122,792
Short-term borrowings	3,250	2,005	1,245	3,250	2,005	1,245
Securities, available for sale and unpledged at fair value	131,017	-	131,017	136,329	-	136,329
Total funding sources			$673,318			$766,946

Uses: (1)
Unfunded loan commitments and lending lines of credit			$83,824			84,692
Letters of credit			780			829
Total potential short-term funding uses			$84,604			85,521
Liquidity coverage ratio			795.8%			896.8%
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

In the ordinary course of business, the Company has entered into contractual obligations and has made other commitments to make future payments. As of June 30, 2025, there have been no material changes outside the ordinary course of business as disclosed in the Company’s contractual obligations disclosed in the Company’s 2024 Form 10-K.

Off-Balance Sheet Arrangements
As of June 30, 2025, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2024 Form 10-K.

Non-GAAP Financial Measures
In reporting the results as of and for the three and six months ended June 30, 2025, the accounting and reporting policies of the Company conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance which include financial measures presented on a tax equivalent, tangible, or adjusted basis.

Management believes that these non-GAAP measures provide additional understanding of ongoing operations and provide meaningful information about operating performance by enhancing comparability with other financial periods, other financial institutions, and between different sources of interest income. The non-GAAP measures used by management enhance comparability by excluding the effects of items or events that may obscure trends in the Company’s underlying performance. These non-GAAP financial measures should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. A reconciliation of the non-GAAP financial measures used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is presented below.

Index
Table 16: Non-GAAP Financial Measures

	As of or for the quarters ended,			As of or for the six months ended,
(dollar in thousands, except share and per share data)	Jun. 30, 2025	Mar. 31, 2025	Jun. 30, 2024	Jun. 30, 2025	Jun. 30, 2024
Fully Taxable Equivalent (FTE) Net Interest Income
Net interest income (GAAP)	$12,179	$12,008	$12,116	$24,187	$23,656
FTE adjustment	37	36	37	73	74
Net interest income (FTE) (non-GAAP)	$12,216	$12,044	$12,153	$24,260	$23,730
Noninterest income (GAAP)	3,249	3,847	3,471	7,096	6,693
Total revenue (FTE) (non-GAAP)	$15,465	$15,891	$15,624	$31,356	$30,423
Noninterest expense (GAAP)	13,364	12,447	12,324	25,811	25,027

Average earning assets	$1,321,949	$1,340,652	$1,342,747	$1,324,385	$1,342,413
Net interest margin	3.70%	3.63%	3.62%	3.68%	3.53%
Net interest margin (FTE) (non-GAAP)	3.71%	3.64%	3.63%	3.69%	3.55%

Efficiency ratio	86.62%	78.51%	79.07%	82.51%	82.46%
Efficiency ratio (FTE) (non-GAAP)	86.41%	78.32%	78.88%	82.32%	82.26%

Tangible Book Value Per Share
Total Stockholders' Equity (GAAP)	$118,136	$117,217	$109,996
Less goodwill	1,650	1,650	1,650
Less core deposit intangible, net	121	132	165
Tangible Stockholders' Equity (non-GAAP)	$116,365	$115,435	$108,181

Shares issued and outstanding	5,102,797	5,105,030	5,077,525

Book value per share	$23.15	$22.96	$21.66
Tangible book value per share (non-GAAP)	$22.80	$22.61	$21.31

Adjusted Operating Earnings (non-GAAP)
Net income (GAAP)	$1,242	$2,158	$2,529	$3,400	$4,246
Plus loss on sale of available-for-sale securities, net of tax(1)	-	139	-	139	-
Less gain on redemption and retirement of subordinated notes, net of tax(1)	-	(518)	-	(518)	-
Plus merger-related costs, net of tax (1)	936	206	-	1,186	-
Adjusted Operating Earnings (non-GAAP)	$2,178	$1,985	$2,529	$4,207	$4,246
(1) The tax rate utilized in calculating the tax effect is 21%. Certain merger-related costs were non-deductible.

Weighted average diluted shares	5,103,320	5,086,759	5,064,503	5,095,086	5,052,190
Diluted EPS (GAAP)	$0.24	$0.42	$0.50	$0.67	$0.84
Diluted EPS (non-GAAP)	$0.43	$0.39	$0.50	$0.83	$0.84
Average assets	$1,425,446	$1,430,022	$1,438,329	$1,427,722	$1,436,604
Average equity	$117,177	$116,678	$107,544	$116,929	$107,247
Return on average assets (GAAP)	0.35%	0.61%	0.71%	0.48%	0.59%
Adjusted return on average assets (non-GAAP)	0.61%	0.56%	0.71%	0.59%	0.59%
Return on average equity (GAAP)	4.25%	7.50%	9.43%	5.86%	7.94%
Adjusted return on average equity (non-GAAP)	7.46%	6.90%	9.43%	7.26%	7.94%
Efficiency ratio (GAAP)	86.62%	78.51%	79.07%	82.51%	82.46%
Adjusted efficiency ratio (non-GAAP)	80.36%	77.03%	78.88%	78.53%	82.26%

Index
Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q, including without limitation, statements regarding the Company’s profitability, liquidity, allowance for credit losses, interest rate sensitivity, market risk and strategy, which use language such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” and similar expressions, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs of the Company’s management, as well as estimates and assumptions made by, and information currently available to, management, as of the time such statements are made. These statements are also subject to assumptions with respect to future business strategies and decisions that are subject to change. These statements are inherently uncertain, and there can be no assurance that the underlying beliefs, estimates, or assumptions will prove to be accurate. Actual results, performance, achievements, or trends could differ materially from historical results or those expressed or implied by such statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation statements regarding: the proposed Merger with TowneBank, strategic business initiatives and the future financial impact of those initiatives; expected future operations and financial performance; future financial and economic conditions, industry conditions, and loan demand; the Company’s strategic focuses; impacts of economic uncertainties; performance of the loan and securities portfolios; asset quality; revenue generation; deposit growth and future levels of rates paid on deposits; levels and sources of liquidity and capital resources; future levels of the allowance for credit losses, charge-offs or net recoveries; levels of or changes in interest rates and potential impacts on the Company’s NIM; changes in NIM and items affecting NIM; expected future recovery of investments in debt securities; expected impact of unrealized losses on earnings and regulatory capital of the Company or the Bank; liquidity and capital levels; cybersecurity risks; inflation; the effect of future market and industry trends; and other statements that include projections, predictions, expectations, or beliefs about future events or results, or otherwise are not statements of historical fact.

These forward-looking statements are subject to significant risks and uncertainties due to factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in or the effects of:

•
the Merger may not close in a timely manner or at all because required regulatory or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Merger), which may adversely affect the Company’s business and the price of the Company’s common stock;

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

•	the quality or composition of the loan or securities portfolios and changes therein;
•	effectiveness of expense control initiatives;

Index
•	an insufficient ACL or volatility in the ACL resulting from the CECL methodology, either alone or as may be affected by inflation, changing interest rates, or other factors;
•	the Company’s liquidity and capital positions;
•	the value of securities held in the Company’s investment portfolios;
•	deposit flows;
•	the Company’s technology, efficiency, and other strategic initiatives;
•	the legislative/regulatory climate, regulatory initiatives with respect to financial institutions, products and services;
•	the Consumer Financial Protection Bureau (the “CFPB”) and the regulatory and enforcement activities of the CFPB;
•	future levels of government defense spending, particularly in the Company’s service areas;
•	uncertainty over future federal spending or budget priorities, particularly in connection with the Department of Defense, on the Company’s service areas;
•	the impact of changes in the political landscape and related policy changes, including monetary, regulatory and trade policies;
•	the U.S. Government’s guarantee of repayment of student or small business loans purchased by the Company;
•	potential claims, damages and fines related to litigation or government actions;
•	demand for loan products and the impact of changes in demand on loan growth;
•	changes in the volume and mix of interest-earning assets and interest-bearing liabilities;
•	the effects of management’s investment strategy and strategy to manage the NIM;
•	the level of net charge-offs on loans;
•	the performance of the Company’s dealer/indirect lending program;
•	the strength of the Company’s counterparties;
•	the Company’s ability to compete in the market for financial services and increased competition from both banks and non-banks, including fintech companies;
•	demand for financial services in the Company’s market area;
•	the Company’s ability to develop and maintain secure and reliable electronic systems;
•	any interruption or breach of security in the Company’s information systems or those of the Company’s third-party vendors or their service providers;
•	reliance on third parties for key services;
•	cyber threats, attacks, or events;
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

These risks and uncertainties, and the factors discussed in more detail in the Company’s documents that have been filed with the U.S. Securities and Exchange Commission (the SEC), including in Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2024 Form 10-K, should be considered in evaluating the forward-looking statements contained herein. Forward-looking statements are not statements of historical fact. Readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company does not intend or assume any obligation to update, revise, or clarify any forward-looking statements that may be made from time to time or on behalf of the Company, whether as a result of new information, future events, or otherwise, except as otherwise required by law. In addition, past results of operations are not necessarily indicative of future results.

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at June 30, 2025 is slightly asset sensitive. Management makes no predictions on the direction or magnitude of future rates and seeks to maintain a relatively neutral interest rate risk profile to minimize the exposure to higher or lower market rates.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2025 (dollars in thousands), assuming instantaneous and parallel changes in interest rates and while maintaining a static balance sheet. Net interest income for the following twelve months is projected to decrease marginally when interest rates are shocked higher and lower from current rates.

	Change in Net Interest Income
	June 30, 2025		December 31, 2024
Change in Yield Curve	Dollars	%	Dollars	%
+300 basis points	$(220)	-0.42%	$930	0.46%
+200 basis points	$(860)	-1.64%	$(40)	-1.39%
+100 basis points	$(880)	-1.68%	$(430)	-2.14%
Most likely rate scenario
-100 basis points	$230	0.44%	$(390)	-2.06%
-200 basis points	$(390)	-0.74%	$(1,520)	-4.21%
-300 basis points	$(2,170)	-4.14%	$(3,570)	-8.12%

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

Index
The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended June 30, 2025 (dollars in thousands):

	Change in Economic Value of Equity
	June 30, 2025		December 31, 2024
Change in Yield Curve	Dollars	%	Dollars	%
+300 basis points	$24,400	9.60%	$24,600	6.81%
+200 basis points	$19,000	7.48%	$19,300	4.72%
+100 basis points	$11,200	4.41%	$11,500	1.65%
Most likely rate scenario
-100 basis points	$(15,500)	-6.10%	$(15,400)	-8.93%
-200 basis points	$(39,200)	-15.43%	$(38,400)	-17.99%
-300 basis points	$(73,800)	-29.04%	$(72,400)	-31.37%

Item 4.	Controls and Procedures.

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

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as described below, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company's 2024 Form 10-K.

Index
Risks Relating to the Consummation of the Merger and the Surviving Corporation Following the Merger

Because the market price of TowneBank common stock may fluctuate, holders of the Company’s common stock cannot be certain of the market value of the stock consideration in the Company Merger.

At the effective time of the Company Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Company Merger (other than certain shares held by the Company) will be converted into the right to elect to receive either (i) $41.00 per share in cash (the “cash consideration”), or (ii) 1.14 shares (the “exchange ratio” and such shares, the “stock consideration”) of TowneBank common stock, subject to proration and allocation procedures set forth in the Merger Agreement to ensure that the total number of shares of Company common stock (including shares subject to Company restricted stock awards) entitled to receive the stock consideration will be equal to no less than 50% and no more than 60% of the aggregate number of shares of Company common stock issued and outstanding immediately prior to the effective time (including shares subject to Company restricted stock awards), and all other shares of Company common stock issued and outstanding immediately prior to the effective time (including shares subject to Company restricted stock awards) will be entitled to receive cash consideration. The cash consideration and stock consideration, in each case without interest, together are referred to as the “merger consideration.” The exchange ratio is fixed and will not be adjusted for changes in the market price of either TowneBank common stock or Company common stock. Changes in the price of TowneBank common stock between now and the time of the Company Merger will affect the value of stock consideration that will be received by holders of the Company’s common stock in the Company Merger. Neither TowneBank nor the Company is permitted to terminate the Merger Agreement as a result of any increase or decrease in the market price of TowneBank common stock or Company common stock.

Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the Company’s and TowneBank’s businesses, operations and prospects and regulatory considerations, many of which factors are beyond the Company’s or TowneBank’s control.

The market price of TowneBank’s common stock after the Merger may be affected by factors different from those affecting the shares of TowneBank common stock or Company common stock currently.

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

Index
If you are a registered Company shareholder and want to make a valid cash consideration or stock consideration election, you will have to deliver your stock certificates (or follow the procedures for guaranteed delivery), and a promptly completed and signed form of election to the exchange agent prior to the election deadline. You will not be able to sell any shares of Company common stock that you have delivered as part of your election unless you revoke your election before the election deadline by providing written notice to the exchange agent. Unless otherwise agreed to in advance by TowneBank and the Company, the election deadline will be 5:00 p.m., Eastern Time, on August 26, 2025. TowneBank and the Company will cooperate to issue a press release announcing the date of the election deadline at least five (5) business days prior to, and no more than fifteen (15) business days prior to, the election deadline. If you do not revoke your election, you will not be able to liquidate your investment in Company common stock for any reason until you receive the merger consideration. In the time between the election deadline and the closing of the Merger, the trading price of Company or TowneBank common stock may decrease, and you might otherwise want to sell your shares of Company common stock to gain access to cash, make other investments, or reduce the potential for a decrease in the value of your investment. The date that you will receive your merger consideration depends on the completion date of the Merger, which is uncertain. The completion date of the Merger might be later than expected due to unforeseen events, such as delays in obtaining regulatory approvals.

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

Before the Merger may be completed, various approvals, consents, waivers and/or non-objections must be obtained from certain other regulatory authorities in the United States. In determining whether to grant these approvals or waivers, such regulatory authorities consider a variety of factors, including the regulatory standing of each company. These approvals and waivers could be delayed or not obtained at all, including due to: an adverse development in either company’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.

Index
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

The Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Merger. Those conditions include, among others: (i) authorization for listing on Nasdaq, subject to official notice of issuance, of the shares of TowneBank common stock that will be issuable pursuant to the Merger Agreement; (ii) the specified governmental consents and approvals having been received and remaining in full force and effect, and the termination or expiration of all statutory waiting periods in respect thereof and, in the case of TowneBank’s obligation to effect the Merger, that no such required regulatory approval has resulted in the imposition of any materially burdensome regulatory condition; (iii) no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger being in effect, and no law, statute, rule, regulation, order, injunction or decree having been enacted, entered, promulgated or enforced by any governmental entity which prohibits or makes illegal the consummation of the Merger; (iv) subject to certain exceptions, the accuracy of the representations and warranties of the Company and Bank, on the one hand, and TowneBank, on the other hand, contained in the Merger Agreement, generally as of the date on which the Merger Agreement was entered into and as of the closing date, subject to the materiality standards provided in the Merger Agreement (and the receipt by each party of a certificate dated as of the closing date and signed on behalf of the other party by its chief executive officer or chief financial officer to such effect); (v) the performance by the Company and Bank, on the one hand, and TowneBank, on the other hand, in all material respects of the obligations, covenants and agreements required to be performed by it under the Merger Agreement at or prior to the closing date (and the receipt by each part of a certificate dated as of the closing date and signed on behalf of the other party by its chief executive officer or chief financial officer to such effect); and (vi) receipt by TowneBank and the Company of opinions of legal counsel to the effect that on the basis of facts, representations and assumptions set forth or referred to in such opinion, the Company Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code.

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

Index
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

If the Merger is not completed for any reason, there may be various adverse consequences, and the Company may experience negative reactions from the financial markets and from their respective customers and personnel. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that current market prices reflect a market assumption that the Merger will be beneficial and will be completed. The Company also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced against the Company to perform its respective obligations under the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $8.2 million to TowneBank.

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

The Merger Agreement contains provisions that restrict the Company’s ability to, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by the Company’s board of directors, engage or participate in any negotiations concerning, or provide any confidential or nonpublic information or data relating to, any alternative acquisition proposals. These provisions, which include a $8.2 million termination fee payable by the Company under certain circumstances, might discourage a potential acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share price to the Company’s shareholders than what is contemplated in the Merger Agreement, or might result in a potential acquirer’s proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay.

The support agreements could discourage a third party from pursuing an alternative transaction involving the Company.

Concurrently with the execution and delivery of the Merger Agreement, TowneBank entered into support agreements with each director of the Company and PL Capital Advisors, LLC, a shareholder of the Company (“PL Capital”). Pursuant to the support agreements, each party to a support agreement agreed to vote the shares of Company common stock over which they have the power to vote or direct the voting of in favor of the approval of the proposal to approve the merger proposal and the articles amendment proposal, and against any competing transaction. The existence of the support agreements could discourage a third party from pursuing an alternative transaction involving the Company.

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

Index
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

Following the announcement of the Merger Agreement, as of the date of this Quarterly Report on Form 10-Q, two purported holders of the Company’s common stock filed substantially similar complaints against the Company and the members of the Company’s Board of Directors in the Supreme Court of the State of New York, County of New York (the Complaints). The Complaints, captioned Michael Clark v. Old Point Financial Corporation et al. (No. 653474/2025) and Ken Conner v. Old Point Financial Corporation et al. (No. 653578/2025) were each filed in the Supreme Court of the State of New York on June 12, 2025. In addition, the Company has received demand letters from counsel representing purported shareholders of the Company (the Demand Letters and, together with the Complaints, the Matters). The Matters allege, among other things, that the definitive proxy statement, which included an offering circular of TowneBank with respect to shares of TowneBank common stock to be issued in connection with the Merger, filed by the Company with the SEC on May 27, 2025 contains disclosure deficiencies and/or incomplete information regarding the Merger in violation of Section 14(a) and Section 20(a) of the Exchange Act and/or committed negligence and negligent misrepresentation and concealment under state common law. It is possible that additional litigation related to the Merger may be filed against the Company and its Board of Directors. Among other remedies, the complaints that have been filed seek, and additional litigation in the future could seek, damages and/or to enjoin the Merger or other transactions contemplated by the Merger Agreement.

The outcome of any such litigation is uncertain. One of the conditions to the closing of the Merger is that no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger to be in effect.  If the Matters proceed and a dismissal is not granted or a settlement is not reached, such potential lawsuits could prevent or delay completion of the Merger and result in substantial costs to the Company, including any costs associated with indemnification obligations of the Company. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is consummated may adversely affect TowneBank as the Surviving Corporation, business, financial condition, results of operations, or cash flows, or the market price for shares of TowneBank’s common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon vesting of restricted stock awards to satisfy tax withholding requirements. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the three months ended June 30, 2025, the Company did not repurchase any shares related to the equity compensation plan awards.

During the six months ended June 30, 2025, the Company did not have an effective share repurchase program that was authorized by the Company’s Board of Directors.

The following information describes the Company’s common stock repurchases for the three months ended June 30, 2025:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 – April 30, 2025	-	$-	-	$-
May 1 – May 31, 2025	3,002	39.50	-	-
June 1 – June 30, 2025	-	-	-	-
Total	3,002	$39.50	-	$-

(1) For the three months ended June 30, 2025, 3,002 shares were withheld upon vesting of restricted stock awards granted to our employees in order to satisfy tax withholding obligations.

Item 3.	Defaults Upon Senior Securities.

None.

Index
Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

10.1
Change of Control Severance Agreement, dated April 2, 2025, by and between The Old Point National Bank of Phoebus and Cathy W. Liles (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 7, 2025)

10.2
Change of Control Severance Agreement, dated April 2, 2025, by and between The Old Point National Bank of Phoebus and Thomas Hotchkiss (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 7, 2025)

10.3
Change of Control Severance Agreement, dated April 2, 2025, by and between The Old Point National Bank of Phoebus and Andrew B. Buxbaum (incorporated by reference to Exhibit 10.4 to Form 10-Q filed May 14, 2025)

10.4
Change of Control Severance Agreement, dated April 2, 2025, by and between Old Point Financial Corporation, Old Point Trust and Financial Services, N.A. and A. Eric Kauders, Jr. (incorporated by reference to Exhibit 10.5 to Form 10-Q filed May 14, 2025)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL, filed herewith: (i) Consolidated Balance Sheets (unaudited for June 30, 2025), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in Inline XBRL (included with Exhibit 101)

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

OLD POINT FINANCIAL CORPORATION

Date: August 14, 2025	/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	/s/Cathy W. Liles
Cathy W. Liles
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)